Form 10-Q
period 1994-11-30
ELECTRO RENT CORP
filed 1995-01-17
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1994

                         COMMISSION FILE NUMBER 0-9061


                           ELECTRO RENT CORPORATION
              Exact name of registrant as specified in its charter


        CALIFORNIA                                    95-2412961
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


       6060 SEPULVEDA BOULEVARD
         VAN NUYS, CALIFORNIA                          91411-2501
(Address of principal executive offices)             (Zip code)

                                 (818)  786-2525
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes       X    NO

At January 12, 1995 registrant had 7,844,639 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1994

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended November 30, 1994 and November 30, 1993           3

      Condensed Consolidated Balance Sheets at
       November 30, 1994 and May 31, 1994                                     4

      Condensed Consolidated Statements of Cash Flows for the Six
       Months Ended November 30, 1994 and November 30, 1993                   5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                    9


                                  --   Page 2  --

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended        Six Months Ended
                                        November 30              November 30
                                     1994        1993         1994        1993
                                   --------    --------     --------    --------
Revenues:
  Rentals and leases             $  25,038   $  21,261    $  47,262   $  42,419
  Sales of equipment
    and other revenues               5,713       6,277       11,277      12,626
                                   --------    --------     --------    --------
    Total revenues                  30,751      27,538       58,539      55,045
                                   --------    --------     --------    --------
Costs and expenses:
  Depreciation of equipment          9,428       8,713       17,495      17,399
  Costs of revenues other
    than depreciation                4,830       4,933        9,708      10,254
  Selling, general and
    administrative expenses          9,737       8,558       18,227      17,051
  Interest                             573         476          909       1,036
                                   --------    --------     --------    --------
    Total costs and expenses        24,568      22,680       46,339      45,740
                                   --------    --------     --------    --------
Income before income taxes           6,183       4,858       12,200       9,305

Income taxes                         2,535       1,968        5,002       3,769
                                   --------    --------     --------    --------
Net income                       $   3,648   $   2,890    $   7,198   $   5,536
                                   ========    ========     ========    ========

Net income per share             $    0.47   $    0.37    $    0.92   $    0.71
                                   ========    ========     ========    ========

Average shares outstanding           7,845       7,828        7,844       7,828
                                   ========    ========     ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 3  --

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          November 30    May 31
                                                              1994        1994
                                                            --------    --------
Cash                                                      $     382   $   1,613
Accounts receivable, net                                     20,609      15,338
Rental and lease equipment, net
  of accumulated depreciation                               121,826      95,978
Other property, net of accumulated
  depreciation and amortization                              19,118      18,649
Other                                                         7,010       3,470
                                                            --------    --------
                                                          $ 168,945   $ 135,048
                                                            ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                         $  45,900   $  25,900
  Accounts payable                                           15,856      11,703
  Accrued expenses                                           11,337       6,986
  Deferred income taxes                                      11,108      12,927
                                                            --------    --------
    Total liabilities                                        84,201      57,516
                                                            --------    --------
Shareholders' equity
  Common stock                                                2,536       2,522
  Additional paid-in capital                                  6,031       6,031
  Retained earnings                                          76,177      68,979
                                                            --------    --------
    Total shareholders' equity                               84,744      77,532
                                                            --------    --------
                                                          $ 168,945   $ 135,048
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 4  --

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                               Six Months Ended
                                                                 November 30
                                                              1994        1993
                                                            --------    --------
Cash flows from operating activities:
  Net income                                              $   7,198   $   5,536
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            18,047      18,016
    Provision for losses on accounts receivable                 178         179
    Gain on sale of equipment                                (3,090)     (3,230)
    Change in operating assets and liabilities,
      net of effects from purchase of subsidiary:
      Increase in accounts receivable                        (1,771)     (1,387)
      (Increase) decrease in other assets                     1,101        (670)
      Increase (decrease) in accounts payable                (3,157)         33
      Increase in accrued expenses                            1,541       1,226
      Decrease in deferred income taxes                      (1,851)     (1,395)
                                                            --------    --------
      Net cash provided by operating activities              18,196      18,308
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sale of equipment                            10,137      11,730
  Purchase of subsidiary, net of cash acquired               (8,267)        -
  Payment for purchase of rental and lease equipment        (25,754)    (21,832)
  Payment for purchase of other property                       (704)       (101)
                                                            --------    --------
      Net cash used in investing activities                 (24,588)    (10,203)
                                                            --------    --------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings           5,147      (8,600)
  Proceeds from issuance of common stock                         14          15
  Payment for repurchase of common stock                        -            (2)
                                                            --------    --------
      Net cash provided by (used in) financing activities     5,161      (8,587)
                                                            --------    --------
Net decrease in cash                                         (1,231)       (482)
Cash at beginning of period                                   1,613       1,121
                                                            --------    --------
Cash at end of period                                     $     382   $     639
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 5  --

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -- Basis of Presentation
- -----------------------------------
      The unaudited consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. The condensed consolidated financial statements include Electro Rent Corporation and the accounts of its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations of the Company. All such adjustments are of a normal recurring nature.

Note 2 -- Net Income per Share
- -----------------------------------
      Earnings per common share were computed based on the weighted average number of shares outstanding of 7,844,639 and 7,828,481 in the three month periods ended November 30, 1994 and November 30, 1993, and 7,834,928 and 7,828,234 in the six month periods ended November 30, 1994 and November 30, 1993, respectively.

Note 3 -- Interest and Income Taxes Paid
- -------------------------------------------
      Total interest paid during the six month periods ended November 30, 1994 and November 30, 1993 was $1,256,000 and $1,096,000, respectively. Total income taxes paid during the six month period ended November 30, 1994 was $4,744,000 compared with $5,008,000 during the comparable prior year period.

Note 4 -- Noncash Investing and Financing Activities
- -------------------------------------------------------
      The Company had acquired equipment totaling $15,009,000 and $9,763,000 as of November 30, 1994 and May 31, 1994, respectively, which was paid for during subsequent quarters. All cash flows are net of the effects from the purchase of a subsidiary on September 30, 1994.

Note 5 -- Capital Leases
- ----------------------------
      The Company has certain customer leases providing bargain purchase options with a portion of lease revenue deferred until option exercise.
At November 30, 1994 investment in sales-type leases of $1,302,000 net of deferred interest of $81,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 6 -- Acquisition
- ----------------------------
      On September 30, 1994, the Company purchased all of the outstanding stock of Genstar Rental Electronics, Inc. (Genstar), a privately-held company engaged in the business of renting, leasing and selling computers, workstations and general purpose test and measurement equipment. The initial purchase price based on Genstar's estimated Net Worth at September 30, 1994, was $9.2 million, payable in cash. Additionally, the Company made cash payments of $15.2 million at closing to retire Genstar's outstanding debt. The purchase price is subject to adjustment as a result of an audit of Net Worth to be completed within 120 days of closing. Based on the unaudited Net Worth at September 30, 1994, the Company acquired assets with a fair value of $29.1 million and assumed
                                  --   Page 6  --
liabilities of $19.8 million. Financing for the transaction was achieved through additional short-term borrowings under Electro Rent's existing line of credit.

      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Genstar have been included with those of the Company since the date of acquisition. The purchase price based on unaudited Net Worth resulted in an excess of acquisition costs over net assets acquired of approximately $100,000. Such excess (which will increase or decrease based on the audit of Net Worth) and acquired intangibles of $4.3 million are being amortized on a straight-line basis over twenty years. The following unaudited pro forma summary for the six month periods ended November 30, 1994 and 1993, combines the consolidated results of operations of the Company and Genstar as if the acquisition had occurred at the beginning of the respective fiscal years after giving effect to certain adjustments, including amortization of goodwill, depreciation charges, estimated changes in interest expense due to debt retirement and acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.


                                                               Six Months Ended
                                                                 November 30
                                                            --------    --------
(In thousands, except per share data)                         1994        1993
                                                            --------    --------
Net revenues                                                $66,241     $66,557
Net income                                                    6,845       5,663
Earnings per common share                                      0.87        0.72
Average shares outstanding                                    7,844       7,828

                                  --   Page 7  --

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
- --------------------------------------------------------------------
Results of Operations
- ----------------------------
     Total revenues increased by 12% to $30,751,000 for the three month period ended November 30, 1994, as compared to the same period last year, due to an 18% increase in rental and lease revenue, which was partially offset by a 9% decrease in sales and other revenues. For the six months ended November 30, 1994 total revenues increased by 6% to $58,539,000, as a result of 11% higher rental and lease revenue, which was partially offset by 11% lower sales and
other revenues, as compared to the same period last year.   Net income
increased by 26% to $3,648,000 for the second quarter of fiscal 1995 when compared with $2,890,000 for the same period last year.

     The acquisition of Genstar on September 30, 1994 impacted average monthly revenues by approximately $1,500,000 for the last two months of the second quarter. Due to its previous cost structure being largely intact, net income was at breakeven. The cost savings of the Genstar consolidation are expected to become apparent in the third and fourth quarters of fiscal 1995.

     For both the three and six months periods ended November 30, 1994, there have been significant increases in rentals of personal computers and workstations, and test and measurement equipment rentals have increased modestly. Reductions in defense spending continue to negatively impact the overall test and measurement equipment market; however, the Company's market share has expanded. Equipment sales have decreased by 11% for the quarter and 14% year to date as compared to the same periods last year due primarily to the wind down of the TRW leasing program, higher rental utilization, and a continuing shift in equipment pool to PCs and workstations, which have lower residual values. Sales and other revenues decreased from $6,277,000 to $5,713,000 for the three months ended November 30, 1994 and from $12,626,000 to $11,277,000 for the six months then ended. Costs of revenues other than depreciation for the three and six month periods ended November 30, 1994 decreased by 2% and 5%, respectively, when compared to the comparable prior year periods. The decreases result from lower equipment sales, which was partially offset by higher parts expense. Gross profit on sales improved due to higher sale prices on older test and measurement equipment and improved margins on workstations resulting from shorter depreciable lives. Interest expense increased by 20% for the second quarter and decreased by 12% for the first six months of fiscal 1995 from the comparable periods of the prior year. Interest rates were higher for the three and six month periods of fiscal 1995, and bank borrowings were lower until the September 30, 1994 acquisition, when $25 million of additional bank borrowings were required.

Financial Condition and Liquidity
- -----------------------------------
     During the first six months of fiscal 1995, net cash provided by operating activities was $18,196,000 as compared with $18,308,000 in the same period of fiscal 1994, primarily reflecting cash flow improvements related to higher net income. Net cash used in investing activities increased by 141% from $10,203,000 to $24,588,000, reflecting the purchase of Genstar, increased purchases of rental and lease equipment, and lower sales proceeds. As a result, during the six months ended November 30, 1994, the Company increased short-term bank borrowings by $20,000,000.
                                  --   Page 8  --

     With the expected continued growth in rentals of personal computers, workstations, and test and measurement equipment, the Company is projecting purchases of equipment to remain higher than last year. However, cash flow provided by operating activities is expected to improve during the remainder of the year, as Genstar consolidation savings are realized, resulting in a reduction of bank borrowings.



Part II.  OTHER INFORMATION
- ----------------------------
Items 1. through 3.
- ----------------------------
      Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
      Nothing to report.

Item 5.
- ----------------------------
      Nothing to report.

Item 6.    Exhibits and Reports on Form 8-K
- -------------------------------------------
      (b)  Reports on Form 8-K

A Report on Form 8-K, relating to the acquisition of Genstar Rental Electronics, Inc., was filed on October 13, 1994.



                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:      January 16, 1995              /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:      January 16, 1995              /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating Officer

DATED:      January 16, 1995              /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

                                  --   Page 9  --