Form 10-Q
period 1995-02-28
ELECTRO RENT CORP
filed 1995-04-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 28, 1995

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

                            Yes       X    NO

At April 13, 1995 registrant had 7,849,201 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 28, 1995

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended February 28, 1995 and February 28, 1994          3

      Condensed Consolidated Balance Sheets at
       February 28, 1995 and May 31, 1994                                     4

      Condensed Consolidated Statements of Cash Flows for the Nine
       Months Ended February 28, 1995 and February 28, 1994                   5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10


                                  --   Page 2  --

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended        Nine Months Ended
                                        February 28              February 28
                                     1995        1994         1995        1994
                                   --------    --------     --------    --------
Revenues:
  Rentals and leases             $  25,596   $  20,541    $  72,858   $  62,960
  Sales of equipment
    and other revenues               4,657       7,249       15,934      19,875
                                   --------    --------     --------    --------
    Total revenues                  30,253      27,790       88,792      82,835
                                   --------    --------     --------    --------
Costs and expenses:
  Depreciation of equipment          9,613       8,755       27,108      26,154
  Costs of revenues other
    than depreciation                5,111       5,765       14,819      16,019
  Selling, general and
    administrative expenses          9,485       8,001       27,712      25,052
  Interest                             788         439        1,697       1,475
                                   --------    --------     --------    --------
    Total costs and expenses        24,997      22,960       71,336      68,700
                                   --------    --------     --------    --------
Income before income taxes           5,256       4,830       17,456      14,135

Income taxes                         2,156       1,946        7,158       5,715
                                   --------    --------     --------    --------
Net income                       $   3,100   $   2,884    $  10,298   $   8,420
                                   ========    ========     ========    ========

Net income per share             $    0.40   $    0.37    $    1.31   $    1.08
                                   ========    ========     ========    ========

Average shares outstanding           7,848       7,835        7,845       7,831
                                   ========    ========     ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 3  --

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          February 28    May 31
                                                              1995        1994
                                                            --------    --------
Cash                                                      $   1,128   $   1,613
Accounts receivable, net                                     19,368      15,338
Rental and lease equipment, net
  of accumulated depreciation                               120,524      95,978
Other property, net of accumulated
  depreciation and amortization                              18,952      18,649
Other                                                         7,413       3,470
                                                            --------    --------
                                                          $ 167,385   $ 135,048
                                                            ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                         $  44,800   $  25,900
  Accounts payable                                           13,945      11,703
  Accrued expenses                                           10,434       6,986
  Deferred income taxes                                      10,339      12,927
                                                            --------    --------
    Total liabilities                                        79,518      57,516
                                                            --------    --------
Shareholders' equity
  Common stock                                                2,559       2,522
  Additional paid-in capital                                  6,031       6,031
  Retained earnings                                          79,277      68,979
                                                            --------    --------
    Total shareholders' equity                               87,867      77,532
                                                            --------    --------
                                                          $ 167,385   $ 135,048
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 4  --

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                               Nine Months Ended
                                                                 February 28
                                                              1995        1994
                                                            --------    --------
Cash flows from operating activities:
  Net income                                              $  10,298   $   8,420
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            28,231      27,078
    Provision for losses on accounts receivable                 145         271
    Gain on sale of equipment                                (4,068)     (5,077)
    Change in operating assets and liabilities,
      net of effects from purchase of subsidiary:
      Increase in accounts receivable                          (406)     (2,131)
      (Increase) decrease in other assets                       256        (737)
      Increase (decrease) in accounts payable                (2,088)         88
      Increase (decrease) in accrued expenses                  (102)        787
      Decrease in deferred income taxes                      (2,967)     (2,118)
                                                            --------    --------
      Net cash provided by operating activities              29,299      26,581
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sale of equipment                            14,260      18,425
  Purchase of subsidiary, net of cash acquired               (7,174)        -
  Payment for purchase of rental and lease equipment        (40,185)    (31,325)
  Payment for purchase of other property                       (769)       (155)
                                                            --------    --------
      Net cash used in investing activities                 (33,868)    (13,055)
                                                            --------    --------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings           4,047     (14,200)
  Payment for retirement of subordinated debentures             -            (1)
  Proceeds from issuance of common stock                         37         117
  Payment for repurchase of common stock                        -            (7)
                                                            --------    --------
      Net cash provided by (used in) financing activities     4,084     (14,091)
                                                            --------    --------
Net decrease in cash                                           (485)       (565)
Cash at beginning of period                                   1,613       1,121
                                                            --------    --------
Cash at end of period                                     $   1,128   $     556
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

Note 2 -- Net Income per Share
- -----------------------------------
      Earnings per common share were computed based on the weighted average number of shares outstanding of 7,847,750 and 7,835,205 in the three month periods ended February 28, 1995 and February 28, 1994, and 7,845,188 and 7,830,532 in the nine month periods ended February 28, 1995 and February 28, 1994, respectively.

Note 3 -- Interest and Income Taxes Paid
- -------------------------------------------
      Total interest paid during the nine month periods ended February 28, 1995 and February 28, 1994 was $1,944,000 and $1,369,000, respectively. Total income taxes paid during the nine month period ended February 28, 1995 was $7,619,000 compared with $7,732,000 during the comparable prior year period.

Note 4 -- Noncash Investing and Financing Activities
- -------------------------------------------------------
      The Company had acquired equipment totaling $12,030,000 and $9,763,000 as of February 28, 1995 and May 31, 1994, respectively, which was paid for during subsequent quarters. All cash flows are net of the effects from the purchase of a subsidiary on September 30, 1994.

Note 5 -- Capital Leases
- ----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
February 28, 1995 investment in sales-type leases of $1,397,000 net of deferred interest of $82,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 6 - - Acquisition
- ----------------------------
      On September 30, 1994, the Company purchased all of the outstanding stock of Genstar Rental Electronics, Inc. (Genstar), a privately-held company engaged in the business of renting, leasing and selling computers, workstations and general purpose test and measurement equipment. The purchase price based on Genstar's audited Net Worth at September 30, 1994, was $8.3 million, payable in cash. Additionally, the Company made cash payments of $15.2 million at closing to retire Genstar's outstanding debt. Financing for the transaction was achieved through additional short-term borrowings under Electro Rent's existing line of credit.

                                  --   Page 6  --

The acquistion has been accounted for by the purchase method and, accordingly, the results of operations of Genstar have been included with those of the Company since the date of acquisition. The purchase price based on audited Net Worth resulted in an excess of acquisition costs over net assets acquired of approximately $100,000. Such excess and acquired intangibles of $4.3 million are being amortized on a straight-line basis over twenty years. The following unaudited pro forma summary for the nine month periods ended February 28, 1995 and 1994, combines the consolidated results of operations of the Company and Genstar as if the acquisition had occurred at the beginning of the respective fiscal years after giving effect to certain adjustments, including amortization of goodwill, depreciation charges, estimated changes in interest expense due to debt retirement and acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future.

For the Nine Months Ended February 28,            1995         1994
- -------------------------------------------    --------     --------
(In thousands, except per share data)
Net Revenue                                  $  96,477     $100,195
Net income                                       9,939        9,146
Earnings per common share                         1.27         1.17
Average shares outstanding                       7,845        7,831


                                  --   Page 7  --

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
- --------------------------------------------------------------------
Results of Operations
- ----------------------------
     Total revenues increased by 9% to $30,253,000 for the three month period ended February 28, 1995, as compared to the same period last year, due to a 25% increase in rental and lease revenue, which was partially offset by a 36% decrease in sales and other revenues. For the nine months ended February 28, 1995 total revenues increased by 7% to $88,792,000, as a result of 16% higher rental and lease revenue, which was partially offset by 20% lower sales and
other revenues, as compared to the same period last year.   Net income
increased by 7% to $3,100,000 for the third quarter of fiscal 1995 when compared with $2,884,000 for the same period last year. The results reflect the interim effects of the acquisition of Genstar Rental Electronics, Inc. on September 30, 1994.

     Since its acquisition, Genstar's operations have been fully evaluated and the necesssary steps have been taken to maximize efficiencies through the consolidation of facilities and functions. The integration process has now been largely completed and it is expected that the Company will be able to achieve a cost structure for Genstar's remaining operations which will be approximately one-half of its pre-acquisition level. The benefits of these efforts have begun to be realized in the third quarter and will continue in the fourth quarter. Genstar contributed an estimated $1.5 million per month to third quarter revenues, a strong indication that its revenue and customer base have been retained.

     For both the three and nine months periods ended February 28, 1995, there have been significant increases in rentals of personal computers and workstations, and test and measurement equipment rentals have increased modestly. Reductions in defense spending continue to negatively impact the overall test and measurement equipment market; however, the Company's market share has expanded. Equipment sales decreased by 38% for the quarter and 23% year to date as compared to the same periods last year due primarily to the winding down of a major leasing program last year which produced unusually large used equipment sales in that period, higher rental utilization, and increasing sales of PCs and workstations, which have lower residual values than test and measurement equipment.

Sales and other revenues decreased from $7,249,000 to $4,657,000 for the three months ended February 28, 1995 and from $19,875,000 to $15,934,000 for the nine months then ended. Costs of revenues other than depreciation for the three and nine month periods ended February 28, 1995 decreased by 11% and 7%, respectively, when compared to the same prior year periods. The decreases result from lower equipment sales, which were partially offset by higher parts expense. Interest expense increased by 79% for the third quarter and by 15% for the first nine months of fiscal 1995 from the comparable periods of the prior year. Interest rates were higher for the three and nine month periods of fiscal 1995, and bank borrowings were lower until the September 30, 1994 acquisition of Genstar, when $25 million of additional bank borrowings were required.



                                  --   Page 8  --

Financial Condition and Liquidity
- -----------------------------------
     During the first nine months of fiscal 1995, net cash provided by operating activities was $29,299,000 as compared with $26,581,000 in the same period of fiscal 1994, primarily reflecting cash flow improvements related to higher income before depreciation and gain on sale of equipment. Net cash used in investing activities increased by 159% from $13,055,000 to $33,868,000, reflecting the purchase of Genstar, increased purchases of rental and lease equipment, and lower sales proceeds. As a result, during the nine months ended February 28, 1995, the Company increased short-term bank borrowings by $4,047,000, net of the effects from the purchase of Genstar.


     With the expected continued growth in rentals of personal computers, workstations, and test and measurement equipment, the Company is projecting purchases of equipment to remain higher than last year. However, cash flow provided by operating activities is expected to improve during the remainder of the year, as revenues continue to increase and Genstar consolidation savings are realized, resulting in a reduction of bank borrowings.


Part II.  OTHER INFORMATION
- ----------------------------
Items 1. through 3.
- ----------------------------
      Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------
      Nothing to report.

Item 5.
- ----------------------------
      Nothing to report.

Item 6.    Exhibits and Reports on Form 8-K
- -------------------------------------------
      Nothing to report.


                                  --   Page 9  --

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:      April 13, 1995              /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:      April 13, 1995              /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating Officer

DATED:      April 13, 1995              /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

                                  --   Page 10  --