Form 10-K
period 1995-05-31
ELECTRO RENT CORP
filed 1995-08-29
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                                 ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

For the fiscal year ended May 31, 1995                Commission File No. 0-9061

                            ELECTRO RENT CORPORATION

A California corporation                           I.R.S. Employer
                                                   Identification No. 95-2412961

                            6060 Sepulveda Boulevard
                        Van Nuys, California 91411-2512

                    (Address of principal executive offices)

Registrant's telephone number, including area code:  (818) 786-2525

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

         Common Stock without par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                   No
    -----                    ----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendments to this Form 10-K.  [      ].

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 11, 1995 was $204,488,717.

     Number of shares of Common Stock outstanding as of August 11, 1995 11,797,426 shares (after giving effect to the three-for-two stock split declared July 13, 1995 payable August 18, 1995 to shareholders of record July 31, 1995).

                            ELECTRO RENT CORPORATION

                            FORM 10-K ANNUAL REPORT

                      DOCUMENTS INCORPORATED BY REFERENCE

     1. Pages 1 and 16 to 27 of the Annual Report to Security Holders for the fiscal year ended May 31, 1995 (the "1995 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

     2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 5, 1995 (the "1995 Proxy Statement").

                             CROSS REFERENCE SHEET

                     Showing Location in 1995 Annual Report
                    and 1995 Proxy Statement of Information
                         Required by Items of Form 10-K

                                                            Caption and Reference
   Form 10-K Item                                      in 1995 Annual Report ("AR")
 Number and Caption                                   or 1995 Proxy Statement ("PS")
 ------------------                                   ------------------------------
                                           PART II

 5.  Market for the Registrant's
     Common Equity and Related
     Shareholders Matters                                   AR page 25

 6.  Selected Financial Data                                AR page 1

 7.  Management's Discussion and
     Analysis of Financial
     Condition and Results of
     Operations                                             AR pages 14 and 15

 8.  Financial Statements and
     Supplementary Data                                     AR pages 16 to 24

                                           PART III

10.  Directors and Executive
     Officers of the Registrant                             PS pages 2 to 4

11.  Executive Compensation                                 PS pages 5 to 8

12.  Security Ownership of
     Certain Beneficial Owners
     and Management                                         PS pages 2 and 3

13.  Certain Relationships and
     Related Transactions                                   PS page 5

                                     PART I


Item 1.  Business.

     Electro Rent Corporation (the "Company" or "Electro Rent") was incorporated in California in 1965. The Company became a publicly held corporation on March 31, 1980.

     The Company primarily engages in the short-term rental of state-of-the-art electronic equipment. Approximately 55% of the Company's equipment portfolio is composed of general purpose test and measurement instruments and microprocessor development systems purchased from leading manufacturers such as Hewlett Packard, Sun Microsystems, Tektronix, Intel and Texas Instruments. The remainder, and a growing portion of the equipment portfolio, comprises personal computers and workstations. Personal computer lines include those from IBM, Compaq, Apple and AST; while workstations are purchased primarily from Sun Microsystems, Hewlett Packard and Digital Equipment. A large part of its equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, electronics and defense industries. Management believes that the Company's equipment is primarily used in research and development activities and that a significant amount of its equipment is used in connection with government-generated projects. The Company also rents equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of the Company's revenues for the fiscal year ended May 31, 1995. No significant portion of the Company's revenues are currently derived from direct United States Government contracts.

     An important aspect of the Company's equipment portfolio management is the resale of equipment from the portfolio, generally three to five years after purchase, which, on the average, have been at prices above book value. Such sales have historically provided a substantial portion of revenues and operating cash flow.

     The Company services its customers through a network of equipment, calibration and service centers in the United States and Canada which are linked by an on-line computer system. These centers also function as depots for the sale of used equipment.

     Data Rentals/Sales, Inc., formerly a wholly owned subsidiary of the Company, has been merged into the Company and is operated as a division of the Company.

     On December 12, 1985 the Company entered into a joint venture agreement with Nas-Fritzke International Corp. to form Nippon Electro Rent Co., Ltd. for the purpose of renting and selling test and measurement equipment and microcomputers in Japan. The Company's original joint venture interest of 25% was reduced to 15% in March 1991.

     Electro Rent is one of the larger companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including United States Instrument Rental, Inc., a division of A T & T; G.E. Rents, a division of General Electric Corporation; Telogy; Ameridata; and Continental Resources. Since the larger of these firms are divisions of large corporations, these firms have access to greater financial and other resources than does the Company.

    Electro Rent's business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines because a number of customers close for extended Christmas-New Year vacation. In addition, the shortness of February results in a reduced level of rental billing.

     Electro Rent purchases the majority of its equipment from leading suppliers of electronic equipment. The research and development, manufacturing and marketing trends and activities of the Company's major suppliers tend to shape the nature of the rental and lease demand of the Company's customers and the availability of equipment. As a result, Electro Rent's business is significantly affected by the continued research and development, manufacturing and financial condition of its major suppliers, particularly Hewlett-
Packard.

     Electro Rent believes that its relationships with its major suppliers are good. Because of the volume of its purchases and its long-term purchase commitments, the Company obtains favorable price discounts.

     At May 31, 1995, Electro Rent employed approximately 443 individuals.
None of the employees is a member of a labor union. Electro Rent considers its employee relations to be satisfactory and provides standard employee benefits and pays certain of the costs of employee education.

Item 2.  Properties.

     Electro Rent's corporate headquarters are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 16,000 square feet are currently being leased, and another 24,000 square feet will be leased in the near future, all of which will be available for future needs of the Company.

     Electro Rent owns a facility in Wood Dale, Illinois containing approximately 30,750 square feet. It houses the Company's Chicago operations.

     In March 1994 Electro Rent purchased a building at 15385 Oxnard Street, Van Nuys, California. The building contains approximately 68,200 square feet. A portion of the building is being utilized to house the Company's California warehouse and laboratory operations. Approximately 34,000 square feet of the building are leased to others until needed by the Company.

     As of May 31, 1995 Electro Rent had both sales offices and equipment, calibration and service centers in the metropolitan areas of Boston, Chicago and Los Angeles. Electro Rent also has sales offices in Atlanta, Dallas, Denver, Detroit, Hartford, Houston, Minneapolis, New York/Newark, Phoenix, Portland (OR), Rochester, San Diego, San Francisco, Seattle and Washington/Baltimore.

     Electro Rent's facilities aggregate approximately 271,084 square feet. Except for the corporate headquarters, the Chicago area facilities, and the newly acquired Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $852,000 in fiscal 1995. No rented facility is considered essential to the Company. The Company considers its facilities to be in good condition, well maintained and adequate for its needs.

Item 3.  Legal Proceedings.

     Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of the Company.

                                    PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's common stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. The symbol is ELRC. The quarterly market price ranges for the common stock for the two fiscal years ended May 31, 1995 as quoted on NASDAQ, shareholder information and dividend information are set forth on page 25 of the 1995 Annual Report and are incorporated herein by reference.

     None of the Company's preferred shares are issued and outstanding.


Item 6.  Selected Financial Data.

     The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 1995 Annual Report, is hereby incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under the above caption on pages 14 and 15 of the 1995 Annual Report is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 16 to 25 of the 1995 Annual Report are hereby incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Nothing to report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information appearing in the 1995 Proxy Statement under the captions Election of Directors (pages 2 and 3), Executive Officers (page 4), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 4), and Transactions With Management (page 5), is hereby incorporated by reference.


Item 11.  Executive Compensation.

     Information appearing in the 1995 Proxy Statement under the captions Executive Compensation (pages 5 to 8) is hereby incorporated by reference.


Item 12.  Security Ownership of Certain Beneficial Owners and
          Management.

     Information concerning the ownership of the Company's securities by the principal holders and by management is set forth in the 1995 Proxy Statement (pages 2 and 3), and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.

     Information appearing in the 1995 Proxy Statement under the caption Transactions With Management (page 5) is hereby incorporated by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 1995 Annual Report.

                                                              Page Number
                                                              -----------
                                                       1995 Annual
                 Item                                    Report        Form 10-K
                 ----                                  -----------     ---------
Consolidated Balance Sheets at
  May 31, 1995 and 1994                                    17

Consolidated Statements of Income
  for each of the three years in
  the period ended May 31, 1995                            16

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended May 31, 1995                            18

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended May 31, 1995                                19

Notes to Consolidated Financial Statements              20 to 24

Report of Independent Public Accountants                   25

Schedule for each of the three years in the period ended May 31, 1995:

    II - Valuation and qualifying accounts                                 12

Consent and Report of Independent Public
   Accountants                                                             14

     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.

     (b)  Reports on Form 8-K.

     During the last quarter of the period covered by this Annual Report, Form 10-K, the Registrant did not file and was not required to file any Current Reports on Form 8-K.

     (c) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

     (3) Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit
(3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the amendment to the bylaws adopted October 6, 1994 is filed as Exhibit
(3) to this Annual Report.

     (10)(A) The ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN, JUNE 1, 1985 RESTATEMENT, and the ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN TRUST AGREEMENT, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant's Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of AMENDMENT NO. ONE to the RESTATED ESOSP is incorporated by reference to Exhibit (10)(A) of Registrant's Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.

     A copy of the ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN, RESTATED AS OF JUNE 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.

     Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are filed as exhibits to this Annual Report:

     ADOPTION AGREEMENT FOR THE VANGUARD PROTOTYPE 401(k) SAVINGS PLAN dated August 1, 1994, Exhibit (10)(A)-(1).

     ELECTRO RENT CORPORATION SAVINGS PLAN TRUST AGREEMENT dated September 1, 1994, Exhibit (10)(A)-(2).

     ELECTRO RENT SAVINGS PLAN SUPPLEMENT TO THE VANGUARD PROTOTYPE 401(k) SAVINGS PLAN ADOPTION AGREEMENT dated September 24, 1994, Exhibit
(10)(A)-(3).

     SECOND AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP & SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated as of June 1, 1991, Exhibit
(10)(A)-(4).

     THIRD AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated June 15, 1994, Exhibit
(10)(A)-(5).

     FOURTH AMENDMENT TO ELECTRO RENT CORPORATION SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated September 1, 1994, Exhibit (10)(A)-(6).

     ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN TRUST AGREEMENT dated September 1, 1994, Exhibit (10)(A)-(7).

     (10)(B) The 1980 Stock Option Plan and form of Stock Option Agreement are incorporated by reference to Exhibits 1.1 and 2, respectively, of Registration Statement (Form S-8), File No. 2-70763.

     The Incentive Stock Option Plan (as Amended and Restated to July 8, 1982) and Amendment No. One to Stock Option Agreement are incorporated by reference to Exhibit (10)(B) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1982. Amendment No. One to the Plan as Amended and Restated and the Stock Option Agreement, Non-Qualified Stock Options are incorporated by reference to
Exhibit 10(B) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1984.

     (10)(C) A copy of the ELECTRO RENT CORPORATION SUPPLEMENTAL RETIREMENT PLAN is incorporated by reference to Exhibit (10)(C) of Registrant's Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.

     (10)(D) The EXECUTIVE EMPLOYMENT AGREEMENT between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, and between the Company and William Weitzman, President and Chief Operating Officer, each originally entered into December 15, 1986 and amended November 22, 1988 by AMENDMENT NO. ONE TO EXECUTIVE EMPLOYMENT AGREEMENT was each further amended and restated as of July 15, 1992. A copy of each EXECUTIVE EMPLOYMENT AGREEMENT (AMENDED AND RESTATED AS OF JULY 15, 1992) is incorporated by reference to Exhibits (10)(D)-(1) and (10)(D)-(2) of Registrant's Annual Report (Form 10-K) for the fiscal year ended May 31, 1993.

     (10)(E) A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option

Agreement (Nonstatutory Option) are incorporated by reference to Exhibits
(10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of AMENDMENT NUMBER ONE TO ELECTRO RENT CORPORATION 1990 STOCK OPTION PLAN adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of AMENDMENT NUMBER TWO TO ELECTRO RENT CORPORATION 1990 STOCK OPTION PLAN adopted April 11, 1995 is filed as Exhibit (10)(E) to this Annual Report.

     (11) Statement re computation of per share earnings is incorporated by reference to the 1995 Annual Report, pages 16 and 20.

     (13) 1995 Annual Report. Only those portions of the 1995 Annual Report to security holders expressly incorporated hereby by reference are deemed "filed."

     (21)  Subsidiaries of the Registrant.

           Genstar Rental Electronics, Inc., a Delaware corporation.

           Electro Rent de Mexico S.A. de C.V., a Mexican corporation.

           Data Rentals/Sales, Inc., the Registrant's formerly wholly owned subsidiary, has been merged into the Registrant, its parent, by statutory merger. Its functions are conducted by a division of Electro Rent.

           Electro Rent Europe B.V., a Netherlands corporation, has been terminated.

     (22) Pages 1 and 14 to 25 of the Annual Report to Security Holders for the fiscal year ended May 31, 1995 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

           (d) Schedule of Financial Statements Required by Regulation S-X which is excluded from the 1995 Annual Report by Rule 14 a 3(b) (1):




                            ELECTRO RENT CORPORATION

                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                    Years Ended May 31, 1995, 1994 and 1993
                                 (in thousands)

                         Balance
                           at        Additions                    Balance
                        Beginning   Charged to                    at End
       Description       of Year       Income     Deductions*    of Year
       -----------      ---------   ----------    ----------     -------
  Allowance for doubtful
    receivables

          1995           $1,140        $244          $144         $1,240

          1994           $1,027        $363          $250         $1,140

          1993           $1,249        $338          $560         $1,027


*Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Electro Rent Corporation

Dated:  August 24, 1995.                    By /s/ DANIEL GREENBERG
                                              ----------------------------------
                                               Daniel Greenberg, Chief
                                               Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       Signature                       Title                           Date
/s/ DANIEL GREENBERG             Chairman of the Board
- -------------------------        and Chief Executive Officer       August 24, 1995
    Daniel Greenberg


/s/ WILLIAM WEITZMAN             President, Chief Operating
- -------------------------        Officer and Director              August 24, 1995
    William Weitzman


/s/ CRAIG R. JONES               Chief Financial Officer           August 24, 1995
- -------------------------
    Craig R. Jones


/s/ GERALD D. BARRONE            Director                          August 24, 1995
- -------------------------
    Gerald D. Barrone


/s/ NANCY Y. BEKAVAC             Director                          August 24, 1995
- -------------------------
    Nancy Y. Bekavac


/s/ JOSEPH J. KEARNS             Director                          August 24, 1995
- -------------------------
    Joseph J. Kearns


/s/ MICHAEL R. PEEVEY            Director                          August 24, 1995
- -------------------------
    Michael R. Peevey


/s/ WILL RICHESON, JR.           Director                          August 24, 1995
- -------------------------
    Will Richeson, Jr.

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 3-37692.


Arthur Andersen LLP
Los Angeles, California
August 28, 1995


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Electro Rent Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 4, 1995. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of the Company's management, and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


Arthur Andersen LLP
Los Angeles, California
August 4, 1995