Form 10-Q
period 1995-08-31
ELECTRO RENT CORP
filed 1995-10-16
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1995

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

                            Yes       X    NO

At October 12, 1995 registrant had 11,800,175 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 1995

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       Ended August 31, 1995                                                  3

      Condensed Consolidated Balance Sheets at
       August 31, 1995 and May 31, 1995                                       4

      Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended August 31, 1995                                           5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10


                                  --   Page 2  --

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                              Three Months Ended
                                                                 August 31
                                                              1995        1994
                                                            --------    --------
Revenues:
  Rentals and leases                                      $  28,613   $  22,224
  Sales of equipment
    and other revenues                                        5,748       5,564
                                                            --------    --------
    Total revenues                                           34,361      27,788
                                                            --------    --------
Costs and expenses:
  Depreciation of equipment                                   9,696       8,067
  Costs of revenues other
    than depreciation                                         5,760       4,878
  Selling, general and
    administrative expenses                                   9,388       8,490
  Interest                                                      612         336
                                                            --------    --------
    Total costs and expenses                                 25,456      21,771
                                                            --------    --------
Income before income taxes                                    8,905       6,017

Income taxes                                                  3,651       2,467
                                                            --------    --------
Net income                                                $   5,254   $   3,550
                                                            ========    ========

Net income per common and common equivalent share         $    0.43   $    0.29
                                                            ========    ========

Average common and common equivalent shares outstanding      12,224      12,093
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 3  --

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           August 31     May 31
                                                              1995        1995
                                                            --------    --------
Cash                                                      $     682   $     432
Accounts receivable, net                                     19,161      17,600
Rental and lease equipment, net
  of accumulated depreciation                               118,151     118,192
Other property, net of accumulated
  depreciation and amortization                              18,583      18,703
Other                                                         7,741       7,982
                                                            --------    --------
                                                          $ 164,318   $ 162,909
                                                            ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                         $  31,200   $  36,100
  Accounts payable                                           10,422      12,302
  Accrued expenses                                           13,712      10,342
  Deferred income taxes                                      11,429      11,977
                                                            --------    --------
    Total liabilities                                        66,763      70,721
                                                            --------    --------
Shareholders' equity
  Common stock                                                8,716       8,597
  Retained earnings                                          88,791      83,543
  Cumulative translation adjustment                              48          48
                                                            --------    --------
    Total shareholders' equity                               97,555      92,188
                                                            --------    --------
                                                          $ 164,318   $ 162,909
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                  --   Page 4  --

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                             Three Months Ended
                                                            August 31
                                                              1995        1994
                                                            --------    --------
Cash flows from operating activities:
  Net income                                              $   5,254   $   3,550
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            10,098       8,394
    Provision for losses on accounts receivable                 173          83
    Gain on sale of equipment                                (1,675)     (1,447)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (1,734)       (229)
      (Increase) decrease in other assets                       109         (39)
      Decrease in accounts payable                           (1,318)       (789)
      Increase in accrued expenses                            3,370       2,957
      Decrease in deferred income taxes                        (548)       (913)
                                                            --------    --------
      Net cash provided by operating activities              13,729      11,567
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sale of equipment                             5,247       4,983
  Payments for purchase of rental and lease equipment       (13,789)    (13,275)
  Payments for purchase of other property                      (150)       (502)
                                                            --------    --------
      Net cash used in investing activities                  (8,692)     (8,794)
                                                            --------    --------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                     (4,900)     (4,000)
  Proceeds from issuance of common stock                        119          14
  Payments for repurchase of common stock                        (6)         -
                                                            --------    --------
      Net cash used in financing activities                  (4,787)     (3,986)
                                                            --------    --------
Net increase (decrease) in cash                                 250      (1,213)
Cash at beginning of period                                     432       1,613
                                                            --------    --------
Cash at end of period                                     $     682   $     400
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.
                                  --   Page 5  --

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -- Basis of Presentation
-----------------------------------
      The unaudited consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. The condensed consolidated financial statements include Electro Rent Corporation and the accounts of its wholly owned subsidiaries.
      All intercompany balances and transactions have been eliminated. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations of the Company. All such adjustments are of a normal recurring nature.


Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,224,000 and 12,093,000 for the three month periods ended August 31, 1995 and August 31, 1994. On July 13, 1995 the Board of Directors declared a three-for-two stock split to be distributed August 18, 1995 to shareholders of record on July 31,1995. Earnings per share and shares outstanding have been restated to give retroactive effect to the stock split.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the three month periods ended August 31, 1995 and August 31, 1994 was $612,000 and $336,000, respectively. Total income taxes paid during the three month period ended August 31, 1995 was $3,946,000 compared with $2,467,000 during the comparable prior year period.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company had acquired equipment totaling $9,581,000 and $10,143,000 as of August 31, 1995 and May 31, 1995, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At August 31,
1995 investment in sales-type leases of $2,265,000 net of deferred interest of $66,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

                                  --   Page 6  --

Note 6 -- Acquisition
----------------------------
      On September 30, 1994, the Company purchased all of the outstanding stock of Genstar Rental Electronics, Inc. (Genstar), a privately-held company engaged in the business of renting, leasing and selling computers, workstations and general purpose test and measurement equipment. The purchase price, based on Genstar's audited Net Worth at September 30, 1995, was $23.2 million, and consisted of cash and assumed debt.
      The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of Genstar have been included with those of the Company since the date of acquisition.
                                  --   Page 7  --

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations
----------------------------
     Total revenues increased 24% to $34,361,000 for the three month period ended August 31, 1995, over the same period last year, due to a 29% increase in rental and lease revenues and a 3% increase in sales and other revenues. The increase in rental and lease revenues is due primarily to inclusion of Genstar's operations since its acquisition on September 30, 1994, and increases in average equipment utilization and rental yield. The increase in sales of equipment related to Genstar was partially offset by a reduction in equipment available for sale resulting from the higher utilization.
     Depreciation expense increased 20% primarily as a result of the Genstar acquisition, but improved utilization kept the growth rate lower than that of rental and lease revenues. Costs of revenues other than depreciation increased 18% primarily due to the Genstar acquisition and higher parts expense. Selling, general and administrative expenses increased 11% to $9,388,000, again as a result of the Genstar acquisition, although the rate of increase was less than that for revenues because of efficiencies gained by the integration of Genstar's operations. For example, numerous duplicate facilities and functions were eliminated shortly after the acquisition.
     Interest expense increased 82% to $612,000 for the quarter, reflecting borrowings to finance the Genstar acquisition and higher interest rates. As a result of the foregoing, net income increased 48% to $5,254,000 for the three months ended August 31, 1995, over the same period last year.


Financial Condition and Liquidity
-----------------------------------
     During the first three months of fiscal 1996, net cash provided by operating activities was $13,729,000, compared to $11,567,000 for the same period last year. This increase can be substantially attributed to increased net income plus depreciation. Net cash used in investing activities remained about the same in the current fiscal quarter, as compared to same quarter last year. Net cash used in financing activities increased 20% to $4,787,000, as a result of paying down bank borrowings to a greater extent this year compared to last.
     The Company expects cash flows as recorded in the first quarter to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield remain at the record
levels reached near the end of the first quarter.   While this portends well for
succeeding periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically current equipment.

                                  --   Page 8  --

Part II.  OTHER INFORMATION
----------------------------
Items 1. through 3.
----------------------------
      Nothing to report.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
       (a) On October 5, 1995, the 1995 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 9,069,550 shares were present in person or by proxy out of a total of 11,797,426 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

                   Name               Number of Votes

          Gerald D. Barrone               8,879,698
          Nancy Y. Bekavac                8,875,422
          Daniel Greenberg                8,878,065
          Joseph J. Kearns                8,877,673
          Michael R. Peevey               8,878,297
          Will Richeson, Jr.              8,880,198
          William Weitzman                8,880,090

       (c)     Other matters submitted to a vote of security holders:
The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 8,868,043 shares were voted for, 4,082 were voted against, and 14,249 shares abstained from voting.


Item 5.
----------------------------
      Nothing to report.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
      Nothing to report.


                                  --   Page 9  --

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:      October 16, 1995              /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:      October 16, 1995              /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating Officer

DATED:      October 16, 1995              /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

                                  --   Page 10  --
