Form 10-Q
period 1995-11-30
ELECTRO RENT CORP
filed 1996-01-12
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1995

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

                            Yes       X    NO

At January 12, 1996 registrant had 11,805,523 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1995

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended November 30, 1995 and November 30, 1994           3

      Condensed Consolidated Balance Sheets at
       November 30, 1995 and May 31, 1995                                     4

      Condensed Consolidated Statements of Cash Flows for the Three
       Months and Six Months Ended November 30, 1995                          5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended        Six Months Ended
                                        November 30              November 30
                                     1995        1994         1995        1994
                                   --------    --------     --------    --------
Revenues:
  Rentals and leases             $  29,825   $  25,038    $  58,438   $  47,262
  Sales of equipment
    and other revenues               4,738       5,713       10,486      11,277
                                   --------    --------     --------    --------
    Total revenues                  34,563      30,751       68,924      58,539
                                   --------    --------     --------    --------
Costs and expenses:
  Depreciation of equipment         10,118       9,428       19,814      17,495
  Costs of revenues other
    than depreciation                5,055       4,830       10,815       9,708
  Selling, general and
    administrative expenses          9,689       9,737       19,077      18,227
  Interest                             532         573        1,144         909
                                   --------    --------     --------    --------
    Total costs and expenses        25,394      24,568       50,850      46,339
                                   --------    --------     --------    --------
Income before income taxes           9,169       6,183       18,074      12,200

Income taxes                         3,759       2,535        7,410       5,002
                                   --------    --------     --------    --------
Net income                       $   5,410   $   3,648    $  10,664   $   7,198
                                   ========    ========     ========    ========

Net income per common and common
equivalent share                      0.44        0.30    $    0.87   $    0.59
                                   ========    ========     ========    ========

Average common and common
equivalent shares outstanding       12,332      12,134       12,326      12,114
                                   ========    ========     ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           November 30   May 31
                                                              1995        1995
                                                            --------    --------
Cash                                                      $   1,850   $     432
Accounts receivable, net                                     19,180      17,600
Rental and lease equipment, net
  of accumulated depreciation                               119,541     118,192
Other property, net of accumulated
  depreciation and amortization                              18,526      18,703
Other                                                         7,169       7,982
                                                            --------    --------
                                                          $ 166,266   $ 162,909
                                                            ========    ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                         $  27,500   $  36,100
  Accounts payable                                           11,900      12,302
  Accrued expenses                                           12,998      10,342
  Deferred income taxes                                      10,866      11,977
                                                            --------    --------
    Total liabilities                                        63,264      70,721
                                                            --------    --------
Shareholders' equity
  Common stock                                                8,753       8,597
  Retained earnings                                          94,201      83,543
  Cumulative translation adjustment                              48          48
                                                            --------    --------
    Total shareholders' equity                              103,002      92,188
                                                            --------    --------
                                                          $ 166,266   $ 162,909
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                             Six Months Ended
                                                            November 30
                                                              1995        1994
                                                            --------    --------
Cash flows from operating activities:
  Net income                                              $  10,664   $   7,198
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            20,526      18,047
    Provision for losses on accounts receivable                 341         178
    Gain on sale of equipment                                (2,943)     (3,090)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (1,921)     (1,771)
      Decrease in other assets                                  628       1,101
      Increase (decrease) in accounts payable                   116      (3,157)
      Increase in accrued expenses                            2,656       1,541
      Decrease in deferred income taxes                      (1,111)     (1,851)
                                                            --------    --------
      Net cash provided by operating activities              28,956      18,196
                                                            --------    --------
Cash flows from investing activities:
  Proceeds from sale of equipment                             9,290      10,137
  Purchase of subsidiary, net of cash acquired                   -       (8,267)
  Payments for purchase of rental and lease equipment       (28,028)    (25,754)
  Payments for purchase of other property                      (350)       (704)
                                                            --------    --------
      Net cash used in investing activities                 (19,088)    (24,588)
                                                            --------    --------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings          (8,600)      5,147
  Proceeds from issuance of common stock                        156          14
  Payments for repurchase of common stock                        (6)         -
                                                            --------    --------
      Net cash provided by (used in) financing activities    (8,450)      5,161
                                                            --------    --------
Net increase (decrease) in cash                               1,418      (1,231)
Cash at beginning of period                                     432       1,613
                                                            --------    --------
Cash at end of period                                     $   1,850   $     382
                                                            ========    ========

                              See accompanying notes to
                    condensed consolidated financial statements.

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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,332,000 and 12,134,000 for the three month periods ended November 30, 1995 and November 30, 1994, and 12,326,000 and 12,114,000 for the six month periods ended November 30, 1995 and November 30, 1994, respectively.
      On July 13, 1995 the Board of Directors declared a three-for-two stock split to be distributed August 18, 1995 to shareholders of record on July 31,1995. Earnings per share and shares outstanding have been restated to give retroactive effect to the stock split.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the six month period ended November 30, 1995 and November 30, 1994 was $1,168,000 and $1,256,000, respectively. Total income taxes paid during the six month period ended November 30, 1995 was $6,315,000 compared to $4,744,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company had acquired equipment totaling $9,625,000 and $10,143,000 as of November 30, 1995 and May 31, 1995, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
November 30, 1995 investment in sales-type leases of $944,000 net of deferred interest of $65,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

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

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations
----------------------------
     Total revenues increased 12% to $34,563,000 for the three month period ended November 30, 1995, over the same period last year, due to a 19% increase in rental and lease revenues, which was partially offset by a 17% decrease in sales and other revenues. For the six months ended November 30, 1995 total revenues increased 18% to $68,924,000, as a result of 24% higher rental and lease revenues, which was partially offset by 7% lower sales and other revenues, as compared to the same period last year. The increase in rental and lease revenues for the three and six month periods is due primarily to inclusion of Genstar's operations since its acquisition on September 30, 1994, and increases in average equipment utilization and rental yield. The decrease in sales of equipment is due to a reduction in equipment available for sale resulting from higher rental utilization, which was partially offset by increased sales related to Genstar.
     For the three and six month periods ended November 30, 1995 depreciation expense increased 7% and 13%, respectively, as compared to the prior year, primarily as a result of the Genstar acquisition, but improved utilization kept the growth rates lower than those of rental and lease revenues. Costs of revenues other than depreciation increased 5% for the second quarter and 11% for the first six months due to the Genstar acquisition and also due to increased parts expense. Selling, general and administrative expenses were relatively unchanged for the second quarter reflecting consolidation savings realized from the Genstar acquisition, while for the first six months the 5% increase results from the inclusion of Genstar beginning in October 1994, which was partially offset by consolidation savings fully realized in fiscal 1996.
     Interest expense decreased 7% for the second quarter reflecting lower borrowings due to strong cash flows, in spite of increased purchases of equipment. For the first six months interest expense increased 26% primarily due to the Genstar acquisition borrowings.

Financial Condition and Liquidity
-----------------------------------
     During the first six months of fiscal 1996, net cash provided by operating activities was $28,956,000, compared to $18,196,000 for the same period last year. This increase can be substantially attributed to increased net income and depreciation, as well as lower payments of accounts payable and accrued expenses. Net cash used in investing activities for the six month period decreased from $24,588,000 in fiscal 1995 to $19,088,000 in fiscal 1996 primarily as a result of the purchase of Genstar in the prior year, which was partially offset by increased equipment purchases in fiscal 1996. Short-term bank borrowings decreased $8,600,000 during the first half of fiscal 1996 as a result of improved cash flows, as compared with an increase of $5,147,000 in the prior year period resulting primarily from the Genstar purchase.
     The Company expects cash flows as recorded in the first half to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield continue to remain at the comparatively high levels experienced during the second quarter. While this is a positive indicator for future periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically current equipment.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
      Nothing to report.


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

                                         ELECTRO RENT CORPORATION

DATED:      January 12, 1996              /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:      January 12, 1996              /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating Officer

DATED:      January 12, 1996              /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

