Form 10-Q
period 1996-02-29
ELECTRO RENT CORP
filed 1996-04-08
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 29, 1996

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

                            Yes       X    NO

At April 8, 1996 registrant had 11,902,564 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 29, 1996

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended February 29, 1996 and February 28, 1995          3

      Condensed Consolidated Balance Sheets at
       February 29, 1996 and May 31, 1995                                     4

      Condensed Consolidated Statements of Cash Flows for the Three
       Months and Nine Months Ended February 29, 1996 and
       February 28, 1995                                                      5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended       Nine Months Ended
                                   February 29 (28)        February 29 (28)
                                     1996        1995        1996        1995
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  29,447   $  25,596   $   87,885  $   72,858
  Sales of equipment
    and other revenues               4,464       4,657       14,950      15,934
                                   --------    --------    ---------   ---------
    Total revenues                  33,911      30,253      102,835      88,792
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         10,450       9,613       30,264      27,108
  Costs of revenues other
    than depreciation                4,905       5,111       15,720      14,819
  Selling, general and
    administrative expenses          9,540       9,485       28,617      27,712
  Interest                             754         788        1,898       1,697
                                   --------    --------    ---------   ---------
    Total costs and expenses        25,649      24,997       76,499      71,336
                                   --------    --------    ---------   ---------
Income before income taxes           8,262       5,256       26,336      17,456

Income taxes                         3,329       2,156       10,739       7,158
                                   --------    --------    ---------   ---------
Net income                       $   4,933   $   3,100   $   15,597  $   10,298
                                   ========    ========    =========   =========

Net income per common and common
equivalent share                      0.40        0.26   $     1.27  $     0.85
                                   ========    ========    =========   =========

Average common and common
equivalent shares outstanding       12,376      12,190       12,328      12,185
                                   ========    ========    =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           February 29  May 31
                                                             1996         1995
                                                           ---------   ---------
Cash                                                     $      298  $      432
Accounts receivable, net                                     20,978      17,600
Rental and lease equipment, net
  of accumulated depreciation                               120,566     118,192
Other property, net of accumulated
  depreciation and amortization                              19,097      18,703
Other                                                         7,396       7,982
                                                           ---------   ---------
                                                         $  168,335  $  162,909
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   25,300  $   36,100
  Accounts payable                                           13,021      12,302
  Accrued expenses                                           11,182      10,342
  Deferred income taxes                                      10,351      11,977
                                                           ---------   ---------
    Total liabilities                                        59,854      70,721
                                                           ---------   ---------
Shareholders' equity
  Common stock                                                9,299       8,597
  Retained earnings                                          99,134      83,543
  Cumulative translation adjustment                              48          48
                                                           ---------   ---------
    Total shareholders' equity                              108,481      92,188
                                                           ---------   ---------
                                                         $  168,335  $  162,909
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                            Nine Months Ended
                                                           February 29 (28)
                                                              1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   15,597  $   10,298
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            31,311      28,231
    Provision for losses on accounts receivable                 502         145
    Gain on sale of equipment                                (4,130)     (4,068)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (3,880)       (406)
      Decrease in other assets                                  339         256
      Decrease in accounts payable                             (230)     (2,088)
      Increase (decrease) in accrued expenses                   840        (102)
      Decrease in deferred income taxes                      (1,626)     (2,967)
                                                           ---------   ---------
      Net cash provided by operating activities              38,723      29,299
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            13,119      14,260
  Purchase of subsidiary, net of cash acquired                   -       (7,174)
  Payments for purchase of rental and lease equipment       (40,678)    (40,185)
  Payments for purchase of other property                    (1,194)       (769)
                                                           ---------   ---------
      Net cash used in investing activities                 (28,753)    (33,868)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         (10,800)      4,047
  Proceeds from issuance of common stock                        702          37
  Payments for repurchase of common stock                        (6)         -
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   (10,104)      4,084
                                                           ---------   ---------
Net decrease in cash                                           (134)       (485)
Cash at beginning of period                                     432       1,613
                                                           ---------   ---------
Cash at end of period                                    $      298  $    1,128
                                                           =========   =========

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

Note 2 -- Net Income Per Common and Common Equivalent Share
- -----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,376,000 and 12,190,000 for the three month periods ended February 29, 1996 and February 28, 1995, and 12,328,000 and 12,185,000 for the nine month periods ended February 29, 1996 and February 28, 1995, respectively.
      On July 13, 1995 the Board of Directors declared a three-for-two stock split to be distributed August 18, 1995 to shareholders of record on July 31, 1995. Earnings per share and shares outstanding have been restated to give retroactive effect to the stock split.

Note 3 -- Interest and Income Taxes Paid
- -------------------------------------------
      Total interest paid during the nine month period ended February 29, 1996 and February 28, 1995 was $1,943,000 and $1,944,000, respectively. Total income taxes paid during the nine month period ended February 29, 1996 was $11,598,000 compared to $7,619,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
- -------------------------------------------------------
      The Company had acquired equipment totaling $11,092,000 and $10,143,000 as of February 29, 1996 and May 31, 1995, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
- ----------------------------
      The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At February
29, 1996 investment in sales-type leases of $938,000 net of deferred interest of $64,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

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

Note 7 -- Subsequent Event

      On March 29, 1996, the Company purchased the assets of LDI Computer Rentals, Inc., a wholly-owned subsidiary of LDI Corporation engaged in the business of renting and selling personal computers. LDI Computer Rentals is headquartered in Cleveland and has additional sales offices in Detroit, Atlanta and Cincinnati. The purchase price, based on the book value of assets purchased at March 29, 1996, was approximately $3 million, payable in cash and financed with short term bank borrowings. The excess of the purchase price over the estimated fair value of the net assets acquired (goodwill) of $180,000 will be amortized on a straight-line basis over 15 years.
     The acquisition will be accounted for by the purchase method during the fourth quarter of fiscal 1996 and, accordingly, the results of operations of LDI Computer Rentals will be included with those of the Company from the date of acquisition.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
- --------------------------------------------------------------------
Results of Operations
- ----------------------------
     Total revenues increased 12% to $33,911,000 for the three month period ended February 29, 1996, over the same period last year, due to a 15% increase in rental and lease revenues, which was partially offset by a 4% decrease in sales and other revenues. For the nine months ended February 29, 1996 total revenues increased 16% to $102,835,000, as a result of 21% higher rental and lease revenues, which was partially offset by 6% lower sales and other revenues, as compared to the same period last year. The increase in rental and lease revenues for the three and nine month periods is due primarily to increases in rental equipment utilization, personal computer leasing and lease yields, and the nine month period also includes the effect of the Genstar acquisition on September 30, 1994. The decrease in sales of equipment is due to a reduction in equipment available for sale resulting from higher rental equipment utilization.
     For the three and nine month periods ended February 29, 1996 depreciation expense increased 9% and 12%, respectively, as compared to the prior year, primarily as a result of increases in the lease equipment pool, and the nine month period also includes the effect of the Genstar acquisition on September 30, 1994. Costs of revenues other than depreciation decreased 4% for the third quarter primarily due to Genstar consolidation savings, but increased 6% for the first nine months due to the inclusion of Genstar beginning in October 1994 and increased parts expense.
     Selling, general and administrative expenses were relatively unchanged for the third quarter reflecting Genstar consolidation savings, while for the first nine months the 3% increase results from the inclusion of Genstar beginning in October 1994.
     Interest expense decreased 4% for the third quarter reflecting lower borrowings due to strong cash flows, which was partially offset by additional interest paid on a tax audit assessment. For the first nine months interest expense increased 12% primarily due to the Genstar acquisition borrowings.

Financial Condition and Liquidity
- -----------------------------------
     During the first nine months of fiscal 1996, net cash provided by operating activities was $38,723,000, compared to $29,299,000 for the same period last year. This increase can be substantially attributed to increased net income and depreciation, as well as lower payments of accounts payable and accrued expenses. Net cash used in investing activities for the nine month period decreased from $33,868,000 in fiscal 1995 to $28,753,000 in fiscal
1996, primarily due to the purchase of Genstar in the prior year. Short-term bank borrowings decreased $10,800,000 during the first nine months of fiscal 1996 as a result of improved cash flows, as compared with an increase of $4,047,000 in the prior year period resulting primarily from the Genstar purchase.
     The Company expects cash flows as recorded in the first nine months to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield continue to remain at the comparatively high levels experienced during the third quarter. While this is a positive indicator for future periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically current equipment.

Part II.  OTHER INFORMATION
- ----------------------------

Items 1. through 3.
- ----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders
- -----------------------------------------------------------
      Nothing to report.


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

                                         ELECTRO RENT CORPORATION

DATED:        April 8, 1996               /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:        April 8, 1996               /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating Officer

DATED:        April 8, 1996               /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

