Form 10-Q
period 1996-08-31
ELECTRO RENT CORP
filed 1996-10-11
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1996

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

                            Yes       X    NO

At October 2, 1996 registrant had 11,953,363 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 1996

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       ended August 31, 1996 and August 31, 1995                              3

      Condensed Consolidated Balance Sheets at
       August 31, 1996 and May 31, 1996                                       4

      Condensed Consolidated Statements of Cash Flows for the Three
       Months Ended August 31, 1996 and August 31, 1995                       5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                 8

SIGNATURES                                                                    9

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                            Three Months Ended
                                                           August 31
                                                             1996        1995
                                                           ---------   ---------
Revenues:
  Rentals and leases                                     $   32,380  $   28,613
  Sales of equipment
    and other revenues                                        5,764       5,748
                                                           ---------   ---------
    Total revenues                                           38,144      34,361
                                                           ---------   ---------
Costs and expenses:
  Depreciation of equipment                                  11,007       9,696
  Costs of revenues other
    than depreciation                                         5,563       5,760
  Selling, general and
    administrative expenses                                  10,179       9,388
  Interest                                                      300         612
                                                           ---------   ---------
    Total costs and expenses                                 27,049      25,456
                                                           ---------   ---------
Income before income taxes                                   11,095       8,905

Income taxes                                                  4,548       3,651
                                                           ---------   ---------
Net income                                               $    6,547  $    5,254
                                                           =========   =========

Net income per common and common
equivalent share                                         $     0.53  $     0.43
                                                           =========   =========

Average common and common
equivalent shares outstanding                                12,426      12,224
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           August 31    May 31
                                                             1996         1996
                                                           ---------   ---------
Cash                                                     $      926  $    1,394
Accounts receivable, net                                     21,064      20,598
Rental and lease equipment, net
  of accumulated depreciation                               123,350     122,206
Other property, net of accumulated
  depreciation and amortization                              19,214      19,323
Other                                                         7,847       7,907
                                                           ---------   ---------
                                                         $  172,401  $  171,428
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   12,200  $   16,800
  Accounts payable                                           12,068      16,433
  Accrued expenses                                           15,306      11,876
  Deferred income taxes                                      11,562      11,696
                                                           ---------   ---------
    Total liabilities                                        51,136      56,805
                                                           ---------   ---------
Shareholders' equity
  Common stock                                                9,536       9,441
  Retained earnings                                         111,729     105,182
                                                           ---------   ---------
    Total shareholders' equity                              121,265     114,623
                                                           ---------   ---------
                                                         $  172,401  $  171,428
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                            Three Months Ended
                                                           August 31
                                                              1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $    6,547  $    5,254
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            11,440      10,098
    Provision for losses on accounts receivable                 188         173
    Gain on sale of equipment                                (1,573)     (1,675)
    Change in operating assets and liabilities:
      Increase in accounts receivable                          (654)     (1,734)
      Increase (decrease) in other assets                       (90)        109
      Decrease in accounts payable                             (932)     (1,318)
      Increase in accrued expenses                            3,430       3,370
      Decrease in deferred income taxes                        (134)       (548)
                                                           ---------   ---------
      Net cash provided by operating activities              18,222      13,729
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             5,183       5,247
  Payments for purchase of rental and lease equipment       (19,194)    (13,789)
  Payments for purchase of other property                      (174)       (150)
                                                           ---------   ---------
      Net cash used in investing activities                 (14,185)     (8,692)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                     (4,600)     (4,900)
  Proceeds from issuance of common stock                         95         119
  Payments for repurchase of common stock                        -           (6)
                                                           ---------   ---------
      Net cash used in financing activities                  (4,505)     (4,787)
                                                           ---------   ---------
Net increase (decrease) in cash                                (468)        250
Cash at beginning of period                                   1,394         432
                                                           ---------   ---------
Cash at end of period                                    $      926  $      682
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)

Note 1 -- Basis of Presentation
-----------------------------------
      The unaudited consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements. The condensed consolidated financial statements include Electro Rent Corporation and the accounts of its wholly owned subsidiaries.
      All intercompany balances and transactions have been eliminated. The information furnished reflects all adjustments which are, in the opinion of management, necessary to a fair statement of the financial position and the results of operations of the Company. All such adjustments are of a normal recurring nature.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,426,000 and 12,224,000 for the three month periods ended August 31, 1996 and 1995, respectively.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the three month period ended August 31, 1996 and 1995 was $296,000 and $612,000, respectively. Total income taxes paid during the three month period ended August 31, 1996 was $583,000 compared to $3,946,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company had acquired equipment totaling $12,399,000 and $15,832,000 as of August 31, 1996 and May 31, 1996, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
August 31, 1996 investment in sales-type leases of $1,044,000 net of deferred interest of $59,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations
----------------------------
     Total revenues increased 11% to $38,144,000 for the three month period ended August 31, 1996, over the same period last year, due to a 13% increase in rental and lease revenues, while sales and other revenues were essentially unchanged.
     The increase in rental and lease revenues for the first three months is primarily due to increases in rental equipment utilization, personal computer leasing and lease yields. Sales of equipment remained unchanged due to a reduction in equipment available for sale resulting from higher rental equipment utilization.
     For the three month period ended August 31, 1996 depreciation expense increased 14%, as compared to the prior year, due to increases in the pool of equipment for rental and lease.
     Costs of revenues other than depreciation decreased 3% for the first quarter mostly due to lower parts and accessories expense.
     Selling, general and administrative expenses increased 8% in the first quarter compared to last year, due in part to a rise in the total number of employees. The increase in staffing can be attributed to opening of new offices, the purchase of LDI in March 1996, and the general staff expansion associated with greater business volume.
     Interest expense decreased 51% in the first quarter reflecting lower borrowings due to strong cash flows.

Financial Condition and Liquidity
-----------------------------------
     During the first three months of fiscal 1997, net cash provided by operating activities was $18,222,000, compared to $13,729,000 for the same period last year. This increase can be substantially attributed to increased net income, depreciation, and receivables collections, as well as lower payments of accounts payable. Net cash used in investing activities for the three month period increased from $8,692,000 in fiscal 1996 to $14,185,000 in fiscal 1997, primarily due to substiantially greater payments for purchase of rental and lease equipment. Short-term bank borrowings decreased $4,600,000 during the first three months of fiscal 1997 as a result of continued positive cash flows, which compared with a $4,900,000 decrease in the prior year period.
     The Company expects cash flows as recorded in the first three months to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield continue to remain at the comparatively high levels experienced during the the first quarter.
     While this is a positive indicator for future periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically up-to-date equipment.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) On October 3, 1996, the 1996 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 10,982,943 shares were present in person or by proxy out of a total of 11,927,846 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

                   Name               Number of Votes

          Gerald D. Barrone               10,944,019
          Nancy Y. Bekavac                10,940,145
          Daniel Greenberg                10,944,551
          Joseph J. Kearns                10,944,154
          Michael R. Peevey               10,939,464
          Will Richeson, Jr.              10,944,019
          William Weitzman                10,944,551

       (c)     Other matters submitted to a vote of security holders:

The shareholders voted to approve the Electro Rent Corporation 1996 Stock Option Plan. 10,199,344 shares were voted for, 560,288 were voted against, and 47,909 shares abstained.

The shareholders voted to approve the Electro Rent Corporation 1996 Director Option Plan. 10,324,493 shares were voted for, 431,805 were voted against, and 51,243 shares abstained.

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 10,937,722 shares were voted for, 9,728 were voted against, and 35,493 shares abstained from voting.


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

                                         ELECTRO RENT CORPORATION

DATED:        October 3, 1996            /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:        October 3, 1996            /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating
Officer

DATED:        October 3, 1996            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

