Form 10-Q
period 1996-11-30
ELECTRO RENT CORP
filed 1997-01-10
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1996

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

                            Yes       X    NO

At January 9, 1997 registrant had 11,986,751 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1996

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended November 30, 1996 and 1995                        3

      Condensed Consolidated Balance Sheets at
       November 30, 1996 and May 31, 1996                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended November 30, 1996 and 1995                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                 8

SIGNATURES                                                                    9

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Six Months Ended
                                   November 30             November 30
                                     1996        1995        1996        1995
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  32,491   $  29,825   $   64,871  $   58,438
  Sales of equipment
    and other revenues               5,487       4,738       11,251      10,486
                                   --------    --------    ---------   ---------
    Total revenues                  37,978      34,563       76,122      68,924
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         11,144      10,118       22,151      19,814
  Costs of revenues other
    than depreciation                5,233       5,055       10,796      10,815
  Selling, general and
    administrative expenses         10,343       9,689       20,522      19,077
  Interest                             232         532          532       1,144
                                   --------    --------    ---------   ---------
    Total costs and expenses        26,952      25,394       54,001      50,850
                                   --------    --------    ---------   ---------
Income before income taxes          11,026       9,169       22,121      18,074

Income taxes                         4,521       3,759        9,069       7,410
                                   --------    --------    ---------   ---------
Net income                       $   6,505   $   5,410   $   13,052  $   10,664
                                   ========    ========    =========   =========

Net income per common and common
equivalent share                 $    0.52   $    0.44   $     1.05  $     0.87
                                   ========    ========    =========   =========

Average common and common
equivalent shares outstanding       12,429      12,332       12,427      12,326
                                   ========    ========    =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           November 30  May 31
                                                             1996         1996
                                                           ---------   ---------
Cash                                                     $      187  $    1,394
Accounts receivable, net                                     21,844      20,598
Rental and lease equipment, net
  of accumulated depreciation                               127,209     122,206
Other property, net of accumulated
  depreciation and amortization                              18,993      19,323
Other                                                         7,463       7,907
                                                           ---------   ---------
                                                         $  175,696  $  171,428
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   12,700  $   16,800
  Accounts payable                                           12,862      16,433
  Accrued expenses                                           10,712      11,876
  Deferred income taxes                                      11,425      11,696
                                                           ---------   ---------
    Total liabilities                                        47,699      56,805
                                                           ---------   ---------
Shareholders' equity
  Common stock                                                9,763       9,441
  Retained earnings                                         118,234     105,182
                                                           ---------   ---------
    Total shareholders' equity                              127,997     114,623
                                                           ---------   ---------
                                                         $  175,696  $  171,428
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                           Six Months Ended
                                                           November 30
                                                              1996        1995
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   13,052  $   10,664
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            22,875      20,526
    Provision for losses on accounts receivable                 367         341
    Gain on sale of equipment                                (2,872)     (2,943)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (1,613)     (1,921)
      Decrease in other assets                                  276         628
      Increase (decrease) in accounts payable                  (983)        116
      Increase (decrease) in accrued expenses                (1,164)      2,656
      Decrease in deferred income taxes                        (271)     (1,111)
                                                           ---------   ---------
      Net cash provided by operating activities              29,667      28,956
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             9,786       9,290
  Payments for purchase of rental and lease equipment       (36,656)    (28,028)
  Payments for purchase of other property                      (226)       (350)
                                                           ---------   ---------
      Net cash used in investing activities                 (27,096)    (19,088)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                     (4,100)     (8,600)
  Proceeds from issuance of common stock                        322         156
  Payments for repurchase of common stock                        -           (6)
                                                           ---------   ---------
      Net cash used in financing activities                  (3,778)     (8,450)
                                                           ---------   ---------
Net increase (decrease) in cash                              (1,207)      1,418
Cash at beginning of period                                   1,394         432
                                                           ---------   ---------
Cash at end of period                                    $      187  $    1,850
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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,429,000 and 12,332,000 for the three month periods ended November 30, 1996 and 1995, and 12,427,000 and 12,326,000 for the six month periods ended November 30, 1996 and 1995, respectively.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the six month period ended November 30, 1996 and 1995 was $527,000 and $1,168,000, respectively. Total income taxes paid during the six month period ended November 30, 1996 was $10,035,000 compared to $6,315,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $13,244,000 and $15,832,000 as of November 30, 1996 and May 31, 1996, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
November 30, 1996 investment in sales-type leases of $910,000 net of deferred interest of $56,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations

     Total revenues increased 10% to $37,978,000 for the three month period ended November 30, 1996, over the same period last year, due to a 9% increase in rental and lease revenues and a 16% increase in sales and other revenues. For the six months ended November 30, 1996, total revenues increased 10% to $76,122,000, as a result of 11% higher rental and lease revenues and a 7% increase in sales and other revenues. The increase in rental and lease revenues for the three and six month periods is due primarily to increases in both personal computer and test equipment rental and lease contracts, the LDI Computer Rentals acquisition in March 1996, and higher lease yields. Sales of used equipment increased in the three and six month periods due to higher availability of personal computers from lease returns and greater demand for test equipment.

     For the three and six month periods ended November 30, 1996, depreciation expense increased 10% and 12%, respectively, as compared to the same prior year periods, due to increases in the pool of equipment for rental and lease. Costs of revenues other than depreciation increased 4% for the second quarter, as a result of increased sales, and were essentially unchanged for the first six months of fiscal 1997, as compared with the same periods in the prior year. For the three and six month periods ended November 30, 1996, selling, general and administrative expenses increased 7% and 8%, respectively, as compared with the same periods in fiscal 1996, primarily due to a 9% increase in the number of employees related to new office openings, the LDI Computer Rentals acquisition and a need to build depth in the organization.

     Interest expense decreased 56% and 53%, for the three and six month periods ended November 30, 1996, respectively, as a result of lower borrowings due to strong cash flows.


Financial Condition and Liquidity
-----------------------------------
     During the first six months of fiscal 1997, net cash provided by operating activities was $29,667,000, compared to $28,956,000 for the same period last year. This increase can be substantially attributed to increased net income and depreciation, partially offset by a decrease in accrued expenses. Net cash used in investing activities for the six month period increased from $19,088,000 in fiscal 1996 to $27,096,000 in fiscal 1997, primarily due to substiantially greater payments for purchase of rental and lease equipment. Short-term bank borrowings decreased $4,100,000 during the first six months of fiscal 1997 as a result of continued positive cash flows, which compared with a $8,600,000 decrease in the prior year period.
     The Company expects cash flows as recorded in the first six months to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield continue to remain at the comparatively high levels experienced during the the first half.
     While this is a positive indicator for future periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically up-to-date equipment.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

      Nothing to report.


Item 5.
----------------------------
      Nothing to report.


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
      Nothing to report.
                                     Page 9

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        January 9, 1997            /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:        January 9, 1997            /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating
Officer

DATED:        January 9, 1997            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

