Form 10-Q
period 1997-02-28
ELECTRO RENT CORP
filed 1997-04-02
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 28, 1997

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

                            Yes       X    NO

At March 24, 1997 registrant had 12,021,496 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 28, 1997

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended February 28(29), 1997 and 1996                   3

      Condensed Consolidated Balance Sheets at
       February 28, 1997 and May 31, 1996                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended February 28(29), 1997 and 1996                       5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                 8

SIGNATURES                                                                    9

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Nine Months Ended
                                   February 28 (29)        February 28 (29)
                                     1997        1996        1997        1996
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  32,010   $  29,447   $   96,881  $   87,885
  Sales of equipment
    and other revenues               4,794       4,464       16,045      14,950
                                   --------    --------    ---------   ---------
    Total revenues                  36,804      33,911      112,926     102,835
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         11,440      10,450       33,591      30,264
  Costs of revenues other
    than depreciation                4,613       4,905       15,409      15,720
  Selling, general and
    administrative expenses         10,679       9,540       31,201      28,617
  Interest                             173         754          705       1,898
                                   --------    --------    ---------   ---------
    Total costs and expenses        26,905      25,649       80,906      76,499
                                   --------    --------    ---------   ---------
Income before income taxes           9,899       8,262       32,020      26,336

Income taxes                         4,058       3,329       13,127      10,739
                                   --------    --------    ---------   ---------
Net income                       $   5,841   $   4,933   $   18,893  $   15,597
                                   ========    ========    =========   =========

Net income per common and common
equivalent share                 $    0.47   $    0.40   $     1.52  $     1.27
                                   ========    ========    =========   =========

Average common and common
equivalent shares outstanding       12,466      12,376       12,440      12,328
                                   ========    ========    =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           February 28  May 31
                                                             1997         1996
                                                           ---------   ---------
Cash                                                     $      485  $    1,394
Accounts receivable, net                                     21,588      20,598
Rental and lease equipment, net
  of accumulated depreciation                               132,719     122,206
Other property, net of accumulated
  depreciation and amortization                              19,341      19,323
Other                                                         7,240       7,907
                                                           ---------   ---------
                                                         $  181,373  $  171,428
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $    8,100  $   16,800
  Accounts payable                                           17,678      16,433
  Accrued expenses                                           10,231      11,876
  Deferred income taxes                                      11,304      11,696
                                                           ---------   ---------
    Total liabilities                                        47,313      56,805
                                                           ---------   ---------
Shareholders' equity
  Common stock                                                9,985       9,441
  Retained earnings                                         124,075     105,182
                                                           ---------   ---------
    Total shareholders' equity                              134,060     114,623
                                                           ---------   ---------
                                                         $  181,373  $  171,428
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
                                                           Nine Months Ended
                                                           February 28 (29)
                                                              1997        1996
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   18,893  $   15,597
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            34,693      31,311
    Provision for losses on accounts receivable                 605         502
    Gain on sale of equipment                                (4,169)     (4,130)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (1,595)     (3,880)
      Decrease in other assets                                  420         339
      Decrease in accounts payable                             (869)       (230)
      Increase (decrease) in accrued expenses                (1,645)        840
      Decrease in deferred income taxes                        (392)     (1,626)
                                                           ---------   ---------
      Net cash provided by operating activities              45,941      38,723
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            13,912      13,119
  Payments for purchase of rental and lease equipment       (51,733)    (40,678)
  Payments for purchase of other property                      (873)     (1,194)
                                                           ---------   ---------
      Net cash used in investing activities                 (38,694)    (28,753)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                     (8,700)    (10,800)
  Proceeds from issuance of common stock                        544         702
  Payments for repurchase of common stock                        -           (6)
                                                           ---------   ---------
      Net cash used in financing activities                  (8,156)    (10,104)
                                                           ---------   ---------
Net decrease in cash                                           (909)       (134)
Cash at beginning of period                                   1,394         432
                                                           ---------   ---------
Cash at end of period                                    $      485  $      298
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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,466,000 and 12,376,000 for the three month periods ended February 28 (29), 1997 and 1996, and 12,440,000 and 12,328,000 for the nine month periods ended February 28 (29), 1997 and 1996, respectively.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the nine month period ended February 28 (29), 1997 and 1996 was $700,000 and $1,943,000, respectively. Total income taxes paid during the nine month period ended February 28 (29), 1997 was $15,613,000 compared to $11,598,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $17,946,000 and $15,832,000 as of February 28, 1997 and May 31, 1996, respectively, and $11,092,000 and $10,143,000 as of February 29, 1996 and May 31, 1995, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
February 28, 1997 investment in sales-type leases of $660,000 net of deferred interest of $42,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations

     Total revenues increased 8.5% to $36,804,000 for the three month period ended February 28, 1997, over the same period last year, due to an 8.7% increase in rental and lease revenues and a 7.3% increase in sales and other revenues. For the nine months ended February 28, 1997, total revenues increased 9.8% to $112,926,000, as a result of 10.2% higher rental and lease revenues and a 7.3% increase in sales and other revenues. The increase in rental and lease revenues for the three and nine month periods is due primarily to increases in personal computer rental and lease contracts and the LDI Computer Rentals acquisition in March 1997. Sales of used equipment increased in the three and nine month periods is due to higher availability of personal computers from lease returns and greater demand for test equipment.

     For the three and nine month periods ended February 28 (29), 1997, depreciation expense increased 9.4% and 11.0%, respectively, as compared to the same prior year periods, due to increases in the pool of equipment for rental and lease. Costs of revenues other than depreciation decreased 6.0% for the third quarter, and 2.0% year to date, primarily as a result of a reduction in repair parts and outside equipment service. For the three and nine month periods ended February 28, 1997, selling, general and administrative expenses increased 11.9% and 9.0%, respectively, as compared with the same periods in fiscal 1996, primarily due to an increase in the number of employees related to new office openings, the LDI Computer Rentals acquisition and a need to build depth in the organization.

     Interest expense decreased 77% and 63%, for the three and nine month periods ended February 28 (29), 1997, respectively, as a result of lower borrowings due to strong cash flows.


Financial Condition and Liquidity
-----------------------------------
     During the first nine months of fiscal 1997, net cash provided by operating activities was $45,941,000, compared to $38,723,000 for the same period last year. This increase can be substantially attributed to increased net income and depreciation, partially offset by a decrease in accrued expenses. Net cash used in investing activities for the nine month period increased from $28,753,000 in fiscal 1996 to $38,694,000 in fiscal 1997, primarily due to substiantially greater payments for purchase of rental and lease equipment. Short-term bank borrowings decreased $8,700,000 during the first nine months of fiscal 1997 as a result of continued positive cash flows, which compared with a $10,800,000 decrease in the prior year period.
     The Company expects cash flows from operating activities as recorded in the first nine months to continue at approximately the same levels for the rest of the fiscal year, if the Company's average equipment utilization and rental yield continue to remain at the comparatively high levels experienced during the the first three quarters.
     While this is a positive indicator for future periods, the Company must continue to purchase substantial amounts of new product to meet customers' demands for technologically up-to-date equipment. As part of its strategy for internal growth, the Company has committed to increased purchases of high utilization test and measurement equipment over the next six to nine months.

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

                                         ELECTRO RENT CORPORATION

DATED:        March 26, 1997            /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:        March 26, 1997            /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating
Officer

DATED:        March 26, 1997            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer

