Form 10-K
period 1997-05-31
ELECTRO RENT CORP
filed 1997-08-28
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended May 31, 1997              Commission File No. 0-9061

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

         Common Stock without par value.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ..X.. No ....

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

         The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 11, 1997 was $273,289,174.

         Number of shares of Common Stock outstanding as of August 11, 1997:
12,050,571 shares.

                            ELECTRO RENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                       DOCUMENTS INCORPORATED BY REFERENCE

         1. Pages 3 and 19 to 28 of the Annual Report to Security Holders for the fiscal year ended May 31, 1997 (the "1997 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

         2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 9, 1997 (the "1997 Proxy Statement").

                              CROSS REFERENCE SHEET

                     Showing Location in 1997 Annual Report
                     and 1997 Proxy Statement of Information
                         Required by Items of Form 10-K


                                                              Caption and Reference
   Form 10-K Item                                          in 1997 Annual Report ("AR")
 Number and Caption                                      or 1997 Proxy Statement ("PS")
 ------------------                                      ------------------------------
                                     PART II
 5.  Market for the Registrant's
     Common Equity and Related
     Shareholders Matters                                          AR page 27
 6.  Selected Financial Data                                       AR page 1
 7.  Management's Discussion and
     Analysis of Financial
     Condition and Results of
     Operations                                                    AR pages 15 and 16
 8.  Financial Statements and
     Supplementary Data                                            AR pages 17 to 26

                                    PART III

10.  Directors and Executive
     Officers of the Registrant                                    PS pages 2 to 4
11.  Executive Compensation                                        PS pages 5 to 10
12.  Security Ownership of
     Certain Beneficial Owners
     and Management                                                PS pages 2 to 4
13.  Certain Relationships and
     Related Transactions                                          PS page 5

                                     PART I


Item 1.  Business.

         Electro Rent Corporation (the "Company" or "Electro Rent") was incorporated in California in 1965. The Company became a publicly held corporation on March 31, 1980.

         The Company primarily engages in the short-term rental of state-of-the-art electronic equipment. About 50% of the Company's equipment portfolio is composed of general purpose test and measurement instruments and microprocessor development systems purchased from leading manufacturers such as Hewlett Packard, Tektronix, Intel and Texas Instruments. The remainder, and a growing portion of the equipment portfolio, comprises personal computers and workstations. Personal computer lines include those from IBM, Compaq, Apple, Dell and Toshiba; while workstations are purchased primarily from Sun Microsystems, Hewlett Packard and Digital Equipment. A large part of its equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, electronics and defense industries. Management believes that the Company's equipment is primarily used in research and development activities and that a significant amount of its equipment is used in connection with government-generated projects. The Company also rents equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of the Company's revenues for the fiscal year ended May 31, 1997. No significant portion of the Company's revenues are currently derived from direct United States Government contracts.

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

         Genstar Rental Electronics, Inc., a Delaware corporation, formerly a wholly owned subsidiary of the Company, was merged into the Company as of May 31, 1997.

         On December 12, 1985 the Company entered into a joint venture agreement with Nas-Fritzke International Corp. to form Nippon Electro Rent Co., Ltd. for the purpose of renting and selling test and measurement equipment and microcomputers in Japan. The Company's original joint venture interest of 25% was reduced to 15% in March 1991, and further reduced to 3.6% in October 1996.

         Electro Rent is one of the larger companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including A T & T Capital Instrument and Data Services, a division of A T & T Capital Corporation; G.E. Technology Management Services (G.E. Rents), a division of General Electric Corporation; Hewlett- Packard; Telogy; and Continental Resources. Since the larger of these firms are divisions of large corporations, these firms have access to greater financial and other resources than does the Company.

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

         At May 31, 1997, Electro Rent and its subsidiary employed approximately 505 individuals. None of the employees is a member of a labor union. Electro Rent considers its employee relations to be satisfactory and provides standard employee benefits and pays certain of the costs of employee education.

Item 2.  Properties.

         Electro Rent's corporate headquarters are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 39,700 square feet are currently being leased, all of which will be available for future needs of the Company. There is no additional space in the building available for leasing.

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

         As of May 31, 1997 Electro Rent had both sales offices and equipment, calibration and service centers in the metropolitan areas of Boston, Chicago and Los Angeles. Electro Rent also has sales offices in Atlanta, Cleveland, Dallas, Denver, Detroit, Houston, Minneapolis, Montreal, New York/Newark, Ottawa, Phoenix, Portland (OR), Rochester, San Diego, San Francisco, Seattle, Toronto and Washington/Baltimore.

         Electro Rent's facilities aggregate approximately 325,534 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $1,062,000 in fiscal 1997. No rented facility is considered essential to the Company. The Company considers its facilities to be in good condition, well maintained and adequate for its needs.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
         Stockholder Matters.

         The Company's common stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. The symbol is ELRC. The quarterly market price ranges for the common stock for the two fiscal years ended May 31, 1997 as quoted on NASDAQ, shareholder information and dividend information are set forth on page 27 of the 1997 Annual Report and are incorporated herein by reference.

         None of the Company's preferred shares are issued and outstanding.


Item 6.  Selected Financial Data.

         The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 1997 Annual Report, is hereby incorporated by reference.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         Information appearing under the above caption on pages 15 and 16 of the 1997 Annual Report is hereby incorporated by reference.


Item 8.  Financial Statements and Supplementary Data.

         The Company's consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 17 to 26 of the 1997 Annual Report are hereby incorporated by reference.


Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Nothing to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         Information appearing in the 1997 Proxy Statement under the captions Election of Directors (pages 2 and 3), Executive Officers (page 4), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 4), and Transactions With Management (page 5), is hereby incorporated by reference.


Item 11. Executive Compensation.

         Information appearing in the 1997 Proxy Statement under the caption Executive Compensation (pages 5 to 8) is hereby incorporated by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         Information concerning the ownership of the Company's securities by the principal holders and by management is set forth in the 1997 Proxy Statement (pages 2 and 3), and is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions.

         Information appearing in the 1997 Proxy Statement under the caption Transactions With Management (page 5) is hereby incorporated by reference.


                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

         (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 1997 Annual Report.

                                                                                        Page Number
                                                                              1997 Annual
          Item                                                                   Report        Form 10-K
Consolidated Balance Sheets at
  May 31, 1997 and 1996                                                           18

Consolidated Statements of Income
  for each of the three years in
  the period ended May 31, 1997                                                   17


Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended May 31, 1997                                                   19

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended May 31, 1997                                                       20

Notes to Consolidated Financial Statements                                      21 to 26

Report of Independent Public Accountants                                          27

Schedule for each of the three years in the period ended May 31, 1997:

    II - Valuation and qualifying accounts                                                          12

Consent and Report of Independent Public
   Accountants                                                                                      14


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

         (c)      Exhibits listed by numbers corresponding to Exhibit Table of
                  Item 601 of Regulation S-K.

         (3) Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is filed as Exhibit (3) to this Annual Report.

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

         (10)(E) A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of AMENDMENT NUMBER ONE TO ELECTRO RENT CORPORATION 1996 STOCK OPTION PLAN adopted November 1, 1996 is filed as EXHIBIT (10)(E) to this Annual Report.

         (10)(E) A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and
(5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

         (11) Statement re computation of per share earnings is incorporated by reference to the 1997 Annual Report, pages 17 and 21.

         (13) 1997 Annual Report. Only those portions of the 1997 Annual Report to security holders expressly incorporated hereby by reference are deemed "filed."

         (21) Subsidiaries of the Registrant.

              Genstar Rental Electronics, Inc., a Canadian corporation (formerly a subsidiary of Genstar Rental Electronics, Inc., a Delaware corporation).

              Electro Rent de Mexico S.A. de C.V., a Mexican corporation.

              Data Rentals/Sales, Inc., the Registrant's formerly wholly owned subsidiary, has been merged into the Registrant, its parent, by statutory merger. Its functions are conducted by a division of Electro Rent.

              Genstar Rental Electronics, Inc., a Delaware corporation, was merged into Registrant, its parent, as of May 31, 1997.

         (22) Pages 1 and 17 to 26 of the Annual Report to Security Holders for the fiscal year ended May 31, 1997 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

         (d) Schedule of Financial Statements Required by Regulation S-X which is excluded from the 1997 Annual Report by Rule 14 a 3(b) (1):


                            ELECTRO RENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Years Ended May 31, 1997, 1996 and 1995
                                 (in thousands)



                                 Balance
                                     at                   Additions                                            Balance
                                 Beginning               Charged to                                            at End
       Description                of Year                  Income                   Deductions*                of Year
       -----------               ---------               ----------                 -----------                -------
Allowance for doubtful
    receivables
          1997                    $1,464                    $  717                    $  408                    $1,773


          1996                    $1,240                    $  682                    $  458                    $1,464


          1995                    $1,140                    $  244                    $  144                    $1,240





     *Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Electro Rent Corporation

Dated:  August 22, 1997.                By /s/ Daniel Greenberg
                                           ----------------------------------
                                           Daniel Greenberg, Chief
                                           Executive Officer and Director


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Signature                           Title                          Date
/s/ Daniel Greenberg               Chairman of the Board
-------------------------          and Chief Executive Officer           August 22, 1997
    Daniel Greenberg


/s/ William Weitzman               President, Chief Operating
-------------------------          Officer and Director                  August 22, 1997
  William Weitzman

/s/ Craig R. Jones                 Chief Financial Officer               August 22, 1997
-------------------------
  Craig R. Jones

/s/ Gerald D. Barrone              Director                              August 22, 1997
-------------------------
  Gerald D. Barrone

/s/ Nancy Y. Bekavac               Director                              August 22, 1997
-------------------------
  Nancy Y. Bekavac


-------------------------          Director                              August 22, 1997
  Joseph J. Kearns

/s/ S. Lee Kling                   Director                              August 22, 1997
-------------------------
  S. Lee Kling

/s/ Michael R. Peevey              Director                              August 22, 1997
-------------------------
  Michael R. Peevey

/s/ Will Richeson, Jr.             Director                              August 22, 1997
-------------------------
  Will Richeson, Jr.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 3-37692.



/s/  ARTHUR ANDERSEN LLP


Arthur Andersen LLP
Los Angeles, California
August 28, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

        We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Electro Rent Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 1, 1997. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


/s/  ARTHUR ANDERSEN LLP


Arthur Andersen LLP
Los Angeles, California
August 1, 1997