Form 10-Q
period 1997-08-31
ELECTRO RENT CORP
filed 1997-10-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1997

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

                            Yes       X    NO

At October 9, 1997 registrant had 12,050,571 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 1997

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the
       Three Months Ended August 31, 1997 and 1996                            3

      Condensed Consolidated Balance Sheets at
       August 31, 1997 and May 31, 1997                                       4

      Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended August 31, 1997 and 1996                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                            Three Months Ended
                                                           August 31
                                                             1997        1996
                                                           ---------   ---------
Revenues:
  Rentals and leases                                     $   34,392  $   32,380
  Sales of equipment
    and other revenues                                        4,525       5,764
                                                           ---------   ---------
    Total revenues                                           38,917      38,144
                                                           ---------   ---------
Costs and expenses:
  Depreciation of equipment                                  11,615      11,007
  Costs of revenues other
    than depreciation                                         4,157       5,563
  Selling, general and
    administrative expenses                                  11,208      10,179
  Interest                                                      113         300
                                                           ---------   ---------
    Total costs and expenses                                 27,093      27,049
                                                           ---------   ---------
Income before income taxes                                   11,824      11,095

Income taxes                                                  4,847       4,548
                                                           ---------   ---------
Net income                                               $    6,977  $    6,547
                                                           =========   =========

Net income per common and common
equivalent share                                         $     0.56  $     0.53
                                                           =========   =========

Average common and common
equivalent shares outstanding                                12,480      12,426
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           August 31    May 31
                                                             1997         1997
                                                           ---------   ---------
Cash                                                     $    1,002  $    2,207
Accounts receivable, net                                     22,517      19,968
Rental and lease equipment, net
  of accumulated depreciation                               144,729     139,377
Other property, net of accumulated
  depreciation and amortization                              19,344      19,438
Other                                                         7,332       7,223
                                                           ---------   ---------
                                                         $  194,924  $  188,213
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $    9,700  $    4,200
  Accounts payable                                           10,338      20,096
  Accrued expenses                                           15,077      11,001
  Deferred income taxes                                      13,551      13,696
                                                           ---------   ---------
    Total liabilities                                        48,666      48,993
                                                           ---------   ---------
Shareholders' equity
  Common stock                                               10,026       9,965
  Retained earnings                                         136,232     129,255
                                                           ---------   ---------
    Total shareholders' equity                              146,258     139,220
                                                           ---------   ---------
                                                         $  194,924  $  188,213
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)
[CAPTION]
                                                           Three Months Ended
                                                           August 31
                                                              1997        1996
                                                           ---------   ---------
[S]                                                        [C]         [C]
Cash flows from operating activities:
  Net income                                             $    6,977  $    6,547
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            11,992      11,440
    Provision for losses on accounts receivable                 181         188
    Gain on sale of equipment                                (1,476)     (1,573)
    Change in operating assets and liabilities:
      Increase in accounts receivable                        (2,730)       (654)
      Increase in other assets                                 (188)        (90)
      Decrease in accounts payable                             (840)       (932)
      Increase in accrued expenses                            4,076       3,430
      Decrease in deferred income taxes                        (145)       (134)
                                                           ---------   ---------
      Net cash provided by operating activities              17,847      18,222
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             3,736       5,183
  Payments for purchase of rental and lease equipment       (28,145)    (19,194)
  Payments for purchase of other property                      (204)       (174)
                                                           ---------   ---------
      Net cash used in investing activities                 (24,613)    (14,185)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings           5,500      (4,600)
  Proceeds from issuance of common stock                         61          95
                                                           ---------   ---------
      Net cash provided by financing activities               5,561      (4,505)
                                                           ---------   ---------
Net decrease in cash                                         (1,205)       (468)
Cash at beginning of period                                   2,207       1,394
                                                           ---------   ---------
Cash at end of period                                    $    1,002  $      926
                                                           =========   =========
[FN]
                              See accompanying notes to
                    condensed consolidated financial statements.

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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,480,000 and 12,426,000 for the three month periods ended August 31, 1997 and 1996.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the three month periods ended August 31, 1997 and 1996 was $127,000 and $296,000, respectively. Total income taxes paid during the three month period ended August 31, 1997 was $2,741,000 compared to $583,000 during the same period in the prior year.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $10,486,000 and $19,405,000 as of August 31, 1997 and May 31, 1997, respectively, and $12,399,000 and $15,832,000 as of August 31, 1996 and May 31, 1996, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
August 31, 1997 investment in sales-type leases of $626,000 net of deferred interest of $37,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 6 -- Acquisition
----------------------------
     On September 22, 1997, Electro Rent Corporation entered into a definitive agreement to acquire the computer and test and measurement equipment rental business of GE Capital Technology Management Services (TMS), a division of GE Capital Services, for $320 million in cash. The acquisition, which is expected to close by October 31, 1997, is subject to certain closing conditions. On October 6, 1997, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1966 expired.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations

Total revenues increased 2.0% to $38,917,000 for the three month period ended August 31, 1997, over the same period last year, due to a 6.2% increase in rental and lease revenues, partially offset by a 21.5% decline in sales and other revenues.

The increase in rental and lease revenues for the three month period is due primarily to increases in personal computer rental and lease contracts. Sales of used equipment which decreased in the three month period is due to a significant buyout of test equipment by one customer in the previous fiscal year first quarter.

For the three month period ended August 31, 1997, depreciation expense increased 5.5% as compared to the same prior year period, due to increases in the pool of equipment for rental and lease. Costs of revenues other than depreciation decreased 25.3% for the first quarter primarily as a result of a reduction in cost of sales related to the decline in sales of used equipment. For the three month period ended August 31, 1997, selling, general and administrative expenses increased 10.1%, as compared with the same period in fiscal 1997, primarily due to an increase in the number of employees and increased facility and communications costs.

Interest expense decreased 62.3% for the three month period ended August 31, 1997, respectively, as a result of lower borrowings due to strong cash flows.


Financial Condition and Liquidity
-----------------------------------
During the first three months of fiscal 1998, net cash provided by operating activities was $17,847,000, compared to $18,222,000 for the same period last year. This decrease can be substantially attributed to an increase in accounts receivable. Net cash used in investing activities for the three month period increased from $14,185,000 in fiscal 1997 to $24,613,000 in fiscal 1998 primarily due to substiantially increased purchases of rental and lease equipment. Short-term bank borrowings increased $5,500,000 during the first three months of fiscal 1998 as a result of payments for equipment purchases, which compared with a $4,600,000 decrease in the prior year period.

On September 22, 1997, Electro Rent Corporation entered into a definitive agreement to acquire the computer and test and measurement equipment rental business of GE Capital Technology Management Services (TMS), a division of GE Capital Services, for $320 million in cash. The acquisition, which is expected to close by October 31, 1997, is subject to certain closing conditions. On October 1, 1997, the Company received a commitment for bank financing for the TMS acquisition in the form of a $360 million reducing revolving credit facility.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) On October 9, 1997, the 1997 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 10,780,500 shares were present in person or by proxy out of a total of 12,050,571 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

                   Name               Number of Votes

          Gerald D. Barrone               10,739,285
          Nancy Y. Bekavac                10,685,873
          Daniel Greenberg                10,741,000
          Joseph J. Kearns                10,739,285
          S. Lee Kling                    10,736,248
          Michael R. Peevey               10,681,986
          Will Richeson, Jr.              10,682,628
          William Weitzman                10,744,037

       (c)     Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 10,641,414 shares were voted for, 32,024 were voted against, and 107,062 shares abstained from voting.

The shareholders also approved an Amendment to the Articles of Incorporation to increase the authorized number of common shares from 20,000,000 to 40,000,000. 10,516,604 shares were voted for, 163,298 were voted against, and 55,797 shares abstained from voting.


Item 5.
----------------------------
      Nothing to report.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
(b) Reports of Form 8-K

On October 1, 1997 a Report of Form 8-K was filed, relating to the acquisition of the computer and test and measurement equipment rental business of GE Capital Technology Management Services, a division of GE Capital Services.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        October 13, 1997            /s/ Daniel Greenberg

                                          Daniel Greenberg
                                          Chairman and Chief Executive Officer

DATED:        October 13, 1997            /s/ William Weitzman

                                          William Weitzman
                                          President and Chief Operating
Officer

DATED:        October 13, 1997            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer