Form 10-Q
period 1997-11-30
ELECTRO RENT CORP
filed 1998-01-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1997

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

                            Yes       X    NO

At January 12, 1998 registrant had 12,056,692 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1997

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended November 30, 1997 and 1996                        3

      Condensed Consolidated Balance Sheets at
       November 30, 1997 and May 31, 1997                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended November 30, 1997 and 1996                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   9

Part II:    OTHER INFORMATION                                                12

SIGNATURES                                                                   13

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Six Months Ended
                                   November 30             November 30
                                     1997        1996        1997        1996
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  42,394   $  32,491   $   76,786  $   64,871
  Sales of equipment
    and other revenues               8,082       5,487       12,607      11,251
                                   --------    --------    ---------   ---------
    Total revenues                  50,476      37,978       89,393      76,122
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         15,116      11,144       26,731      22,151
  Costs of revenues other
    than depreciation                8,135       5,233       12,292      10,796
  Selling, general and
    administrative expenses         13,980      10,343       25,188      20,522
  Interest                             983         232        1,096         532
                                   --------    --------    ---------   ---------
    Total costs and expenses        38,214      26,952       65,307      54,001
                                   --------    --------    ---------   ---------
Income before income taxes          12,262      11,026       24,086      22,121

Income taxes                         5,027       4,521        9,874       9,069
                                   --------    --------    ---------   ---------
Net income                       $   7,235   $   6,505   $   14,212  $   13,052
                                   ========    ========    =========   =========

Net income per common and common
equivalent share                 $    0.58   $    0.52   $     1.14  $     1.05
                                   ========    ========    =========   =========

Average common and common
equivalent shares outstanding       12,538      12,429       12,541      12,427
                                   ========    ========    =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           November 30  May 31
                                                             1997         1997
                                                           ---------   ---------
Cash                                                     $    2,539  $    2,207
Accounts receivable, net                                     38,831      19,968
Rental and lease equipment, net
  of accumulated depreciation                               333,713     139,377
Other property, net of accumulated
  depreciation and amortization                              28,762      19,438
Goodwill, net                                                45,587       3,135
Other                                                         9,955       4,088
                                                           ---------   ---------
                                                         $  459,387  $  188,213
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $  251,000  $    4,200
  Accounts payable                                           17,676      20,096
  Accrued expenses                                           23,784      11,001
  Deferred income taxes                                      13,399      13,696
                                                           ---------   ---------
    Total liabilities                                       305,859      48,993
                                                           ---------   ---------
Shareholders' equity
  Common stock                                               10,061       9,965
  Retained earnings                                         143,467     129,255
                                                           ---------   ---------
    Total shareholders' equity                              153,528     139,220
                                                           ---------   ---------
                                                         $  459,387  $  188,213
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Six Months Ended
                                                           November 30
                                                              1997        1996
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   14,212  $   13,052
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            27,608      22,875
    Provision for losses on accounts receivable                 419         367
    Gain on sale of equipment                                (2,480)     (2,872)
    Change in operating assets and liabilities:
      Increase in accounts receivable                       (11,933)     (1,613)
      Increase (decrease) in other assets                    (3,387)        276
      Decrease in accounts payable                             (994)       (983)
      Increase (decrease) in accrued expenses                 6,199      (1,164)
      Decrease in deferred income taxes                        (297)       (271)
                                                           ---------   ---------
      Net cash provided by operating activities              29,347      29,667
                                                           ---------   ---------
Cash flows from investing activities:
  Payment for acquisition of business                      (239,212)         -
  Proceeds from sale of equipment                            10,937       9,786
  Payments for purchase of rental and lease equipment       (46,656)    (36,656)
  Payments for purchase of other property                      (980)       (226)
                                                           ---------   ---------
      Net cash used in investing activities                (275,911)    (27,096)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         246,800      (4,100)
  Proceeds from issuance of common stock                         96         322
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   246,896      (3,778)
                                                           ---------   ---------
Net increase (decrease) in cash                                 332      (1,207)
Cash at beginning of period                                   2,207       1,394
                                                           ---------   ---------
Cash at end of period                                    $    2,539  $      187
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.
                                     Page 5

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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,538,000 and 12,429,000 for the three month periods ended November 30, 1997 and 1996 and 12,541,000 and 12,427,000 for the the six month periods ended November 30, 1997 and 1996.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the six month periods ended November 30, 1997 and 1996 was $568,000 and $527,000, respectively. Total income taxes paid during the six month period ended November 30, 1997 was $11,701,000 compared to $10,035,000 during the same period in the prior year. Interest and income taxes will vary from amounts recorded in the financial statements.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $11,674,000 and $19,405,000 as of November 30, 1997 and May 31, 1997, respectively, and $13,244,000 and $15,832,000 as of November 30, 1996 and May 31, 1996, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
November 30, 1997 investment in sales-type leases of $670,000 net of deferred interest of $39,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 6 -- Acquisition
----------------------------

On November 14, 1997, the Company acquired the computer and test and measurement rental business of GE Capital Technology Management Services (TMS), a business engaged in renting, leasing and selling computers, workstations and general purpose test and measurement equipment. TMS' finance leasing business was not purchased. The initial purchase price based on TMS' estimated tangible net assets at November 14, 1997, was $239.2 million, payable in cash. The purchase price is subject to adjustment as a result of an audit of net tangible assets to be completed within 90 days of closing. Financing for the transaction was achieved through short-term borrowings under a $330 million reducing revolving credit facility dated as of November 14, 1997.


The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of TMS have been included with those of the Company since the date of acquisition. The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. As part of the purchase price allocation, the Company recorded a reserve for estimated costs to be incurred in the consolidation of duplicate TMS facilities and termination of employment of certain members of the TMS management and staff who will not be replaced. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $41,379,000 was recorded. Such goodwill is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows (in thousands):

    Accounts receivable                                  $    7,349
    Rental and lease equipment                              194,542
    Other property                                           10,990
    Other assets                                              1,784
    Goodwill                                                 41,379
    Accounts payable                                        (10,248)
    Accrued expenses                                         (6,584)
                                                         $  239,212

The following unaudited pro forma summary for the six month periods ended November 30, 1997 and 1996, combines the consolidated results of operations of the Company and TMS as if the acquisition had occurred at the beginning of the respective fiscal years after giving effect to certain adjustments, including amortization of goodwill, depreciation charges, estimated changes in interest expense due to acquisition debt, and related income tax effects. The historical financial data of the Company included in the pro forma summary is as of the periods presented. The historical financial data of TMS included in the pro forma summary for the six months ended November 30, 1997 and 1996 are for the six months ended September 30, 1997 and 1996 (unaudited), respectively. The historical financial data of TMS for the six months ended September 30, 1997 has been adjusted on a pro rata basis to reflect the effect of the TMS acquisition date. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the businesses.

                                               For the Six Months
                                               Ended November 30,
                                                 1997        1996
(In thousands, except per share data)
Net revenues                                 $ 200,250   $  197,282
Net income                                   $  18,897   $   20,651
Earnings per common share                    $    1.51   $     1.66
Average shares outstanding                      12,541       12,427

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations
----------------------------
Comparison of Three Months Ended November 30, 1997 and 1996
-----------------------------------------------------------
Revenues

Total revenues increased 32.9% to $50.5 million for the three months ended November 30, 1997 from $38.0 million for the three months ended November 30, 1996. Approximately $10.3 million or 27.1% of the percentage increase is attributed to the acquisition of GE Capital Technology Management Services
(TMS). Rental and lease revenue for the three months ended November 30, 1997 was $42.4 million, a 30.5% increase from $32.5 million for the corresponding period in fiscal 1997. The TMS acquisition resulted in approximately $8.8 million or 26.9% of additional rental and lease revenue for the three months ended November 30, 1997, including the partial effect of the changing from TMS' accrual method of accounting for revenues to the Company's method of recognizing revenues when billed. The remaining 3.6% increase in rental and lease revenue reflects growth in operating leases of personal computers and rentals of test and measurement equipment. Sales of equipment and other revenues increased 47.3% to $8.1 million in the three months ended November 30, 1997 from $5.5 million in the quarter ended November 30, 1996. Approximately 27.3% of the percentage increase is a result of the TMS acquisition.

Costs and Expenses

Depreciation of equipment increased from 34.3% of rental and lease revenue in second quarter of fiscal 1997 to 35.7% of rental and lease revenue in fiscal 1998. This increase is a result of the change to an accelerated depreciation method for desktop computers that began in December 1996 and the increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 70.6% of equipment sales in the second quarter of fiscal 1997 to 86.1% of equipment sales in fiscal 1998. The majority of this increase is attributable to increased sales of personal computers with lower margins. Equipment parts and repair expenses decreased from 5.4% of rental and lease revenue in the second quarter of fiscal 1997 to 4.6% of rental and lease revenue in fiscal 1998, primarily due to declining PC parts prices and increased bundling of PC parts in the platforms by manufacturers.

Selling, general and administrative expenses totaled $14.0 million or 27.7% of total revenues for the quarter ended November 30, 1997 as compared to $10.3 million or 27.2% of total revenues for the quarter ended November 30, 1996. The increase reflects the higher cost structure of TMS, including redundant functions and facilities which will be reduced during the remainder of the fiscal year.

Operating Earnings

As a result of the changes in revenues, operating costs and expenses discussed above, operating earnings were $13.2 million or 26.2% of total revenue in the second quarter of fiscal 1998 compared to $11.3 million or 29.6% of total revenue in the second quarter of fiscal 1997.
Interest Expense

Interest expense for the quarter increased to $983,000 in fiscal 1998 from $232,000 in fiscal 1997. The increase is a result of additional bank borrowings used to finance the TMS acquisition.

Comparison of Six Months Ended November 30, 1997 and 1996
-----------------------------------------------------------
Revenues

Total revenues increased 17.4% to $89.4 million for the six months ended November 30, 1997 from $76.1 million for the six months ended November 30, 1996. The acquisition of TMS contributed approximately $10.3 million or 13.5% of the percentage increase for the six months ended November 30, 1997. Rental and lease revenue for the six months ended November 30, 1997 was $76.8 million, an 18.4% increase from $64.9 million for the six months ended November 30, 1996. The acquisition of TMS resulted in approximately $8.8 million or 13.5% of additional rental and lease revenue for the six months ended November 30, 1997, including the partial effect of changing from TMS' accrual method of accounting for revenues to the Company's method of recognizing revenues when billed. The remaining 4.9% increase reflects growth in operating leases of personal computers and rentals of test and measurement equipment. Sales of equipment and other revenues increased 12.1% to $12.6 million in the six months ended November 30, 1997 from $11.3 million in the six months ended November 30, 1996. Without the TMS acquisition sales of equipment and other revenues would have declined by 1.2% for the six months ended November 30, 1997.

Costs and Expenses

Depreciation of equipment increased from 34.1% of rental and lease revenue in first six months of fiscal 1997 to 34.8% of rental and lease revenue in fiscal 1998. This increase is a result of the change to an accelerated depreciation method for desktop computers that began in December 1996 and the increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 70.1% of equipment sales in the first six months of fiscal 1997 to 77.3% of equipment sales in fiscal 1998. The majority of this increase is attributable to increased sales of personal computers with lower margins. Equipment parts and repair expenses decreased from 6.0% of rental and lease revenue in the first six months of fiscal 1997 to 5.0% of rental and lease revenue in fiscal 1998, primarily due to declining PC parts prices and increased bundling of PC parts in the platforms by manufacturers.

Selling, general and administrative expenses totaled $25.2 million or 28.2% of total revenues for the six months ended November 30, 1997 as compared to $20.5 million or 27.0% of total revenues for the six months ended November 30, 1996. The increase reflects the higher cost structure of TMS, including redundant functions and facilities which will be reduced during the remainder of the fiscal year.

Operating Earnings

As a result of the changes in revenues, operating costs and expenses discussed above, operating earnings were $25.2 million or 28.2% of total revenue in the first six months of fiscal 1998 compared to $22.7 million or 29.8% of total revenue in the first six months of fiscal 1997.

Interest Expense

Interest expense for the six months increased to $1,096,000 in fiscal 1998 from $532,000 in fiscal 1997. The increase is a result of additional bank borrowings used to finance the TMS acquisition.

Purchases of Rental and Lease Equipment

Payments for the purchase of equipment totaled $46.7 million in the six months ended November 30, 1997, an increase of 27.3% from $36.7 million purchased in the six months ended November 30, 1996. The increase supports the growth in equipment rental revenues and replenishes equipment which has been sold or disposed of.


Liquidity and Capital Resources
----------------------------
The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. As the Company's growth strategies continue to be implemented, equipment purchases are expected to increase.

During the six months ended November 30, 1997 and 1996 net cash provided by operating activities was $29.3 million and $29.7 million, respectively. During the six months ended November 30, 1997 and 1996 net cash used in investing activities was $275.9 million and $27.1 million, respectively. In fiscal 1998, approximately $239.2 million was used for the acquisition of TMS. The remaining cash used in investing activities consists primarily of purchases of rental and lease equipment. During the six months ended November 30, 1997 net cash provided in financing activities was $246.9 million, of which approximately $239.2 million was borrowed to acquire TMS. During the six months ended November 30, 1996 net cash used in financing activities was $3.8 million.

The Company has available a revolving line of credit of $330 million, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as working capital and general corporate requirements. The Company had borrowings of $251 million under the Credit Facility at November 30, 1997.

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


Item 5.
----------------------------
      Nothing to report.


Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
(b) Reports of Form 8-K

On November 26, 1997 a Report of Form 8-K was filed, relating to the acquisition of the computer and test and measurement equipment rental business of GE Capital Technology Management Services, a division of GE Capital Services.

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        January 14, 1997            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer