Form 10-Q
period 1998-02-28
ELECTRO RENT CORP
filed 1998-04-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 28, 1998

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

                            Yes       X    NO

At April 10, 1998 registrant had 12,060,066 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 28, 1998

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended February 28, 1998 and 1997                       3

      Condensed Consolidated Balance Sheets at
       February 28, 1998 and May 31, 1997                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended February 28, 1998 and 1997                           5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   9

Part II:    OTHER INFORMATION                                                12

SIGNATURES                                                                   13

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Nine Months Ended
                                   February 28             February 28
                                     1998        1997        1998        1997
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  73,313   $  32,010   $  150,099  $   96,881
  Sales of equipment
    and other revenues              11,879       4,794       24,486      16,045
                                   --------    --------    ---------   ---------
    Total revenues                  85,192      36,804      174,585     112,926
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         31,362      11,440       58,093      33,591
  Costs of revenues other
    than depreciation                9,513       4,613       21,805      15,409
  Selling, general and
    administrative expenses         22,057      10,679       47,245      31,201
  Interest                           4,224         173        5,320         705
                                   --------    --------    ---------   ---------
    Total costs and expenses        67,156      26,905      132,463      80,906
                                   --------    --------    ---------   ---------
Income before income taxes          18,036       9,899       42,122      32,020

Income taxes                         7,396       4,058       17,270      13,127
                                   --------    --------    ---------   ---------
Net income                       $  10,640   $   5,841   $   24,852  $   18,893
                                   ========    ========    =========   =========

Net income per common and common
equivalent share                 $    0.85   $    0.47   $     1.99  $     1.52
                                   ========    ========    =========   =========

Average common and common
equivalent shares outstanding       12,568      12,466       12,556      12,440
                                   ========    ========    =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           February 28  May 31
                                                             1998         1997
                                                           ---------   ---------
Cash                                                     $       48  $    2,207
Accounts receivable, net                                     72,320      19,968
Rental and lease equipment, net
  of accumulated depreciation                               317,119     139,377
Other property, net of accumulated
  depreciation and amortization                              28,409      19,438
Goodwill, net                                                44,491       3,135
Other                                                        10,592       4,088
                                                           ---------   ---------
                                                         $  472,979  $  188,213
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $  250,200  $    4,200
  Accounts payable                                           26,030      20,096
  Accrued expenses                                           19,350      11,001
  Deferred income taxes                                      13,178      13,696
                                                           ---------   ---------
    Total liabilities                                       308,758      48,993
                                                           ---------   ---------
Shareholders' equity
  Common stock                                               10,114       9,965
  Retained earnings                                         154,107     129,255
                                                           ---------   ---------
    Total shareholders' equity                              164,221     139,220
                                                           ---------   ---------
                                                         $  472,979  $  188,213
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Nine Months Ended
                                                           February 28
                                                              1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   24,852  $   18,893
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            60,814      34,693
    Provision for losses on accounts receivable               3,022         605
    Gain on sale of equipment                                (4,934)     (4,169)
    Change in operating assets and liabilities:
      Increase in accounts receivable                       (47,049)     (1,595)
      (Increase) decrease in other assets                    (3,977)        420
      Decrease in accounts payable                           (4,080)       (896)
      Increase (decrease) in accrued expenses                 1,765      (1,645)
      Decrease in deferred income taxes                        (518)       (362)
                                                           ---------   ---------
      Net cash provided by operating activities              29,895      45,944
                                                           ---------   ---------
Cash flows from investing activities:
  Payment for acquisition of business                      (239,212)         -
  Proceeds from sale of equipment                            21,659      13,912
  Payments for purchase of rental and lease equipment       (59,228)    (51,733)
  Payments for purchase of other property                    (1,422)       (873)
                                                           ---------   ---------
      Net cash used in investing activities                (278,203)    (38,694)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         246,000      (8,700)
  Proceeds from issuance of common stock                        149         544
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   246,149      (8,156)
                                                           ---------   ---------
Net increase (decrease) in cash                              (2,159)       (909)
Cash at beginning of period                                   2,207       1,394
                                                           ---------   ---------
Cash at end of period                                    $       48  $      485
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

Note 2 -- Net Income Per Common and Common Equivalent Share
-----------------------------------
      Earnings per share were computed based on the weighted average number of common and common equivalent shares outstanding of 12,568,000 and 12,466,000 for the three month periods ended February 28, 1998 and 1997 and 12,556,000 and 12,440,000 for the the nine month periods ended February 28, 1998 and 1997.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the nine month periods ended February 28, 1998 and 1997 was $3,443,000 and $700,000, respectively. Total income taxes paid during the nine month period ended February 28, 1998 was $18,340,000 compared to $15,613,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $7,148,000 and $19,405,000 as of February 28, 1998 and May 31, 1997, respectively, and $17,946,000 and $15,832,000 as of February 28, 1997 and May 31, 1996, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
February 28, 1998 investment in sales-type leases of $969,000 net of deferred interest of $63,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 6 -- Acquisition
----------------------------

On November 14, 1997, the Company acquired the computer and test and measurement rental business of GE Capital Technology Management Services
(TMS), a business engaged in renting, leasing and selling computers, workstations and general purpose test and measurement equipment. TMS' finance leasing business was not purchased. The initial purchase price based on TMS' estimated tangible net assets at November 14, 1997, was $239.2 million, payable in cash. The purchase price is subject to adjustment as a result of an audit of net tangible assets. Financing for the transaction was achieved through short-term borrowings under a $330 million reducing revolving credit facility dated as of November 14, 1997.


The acquisition has been accounted for by the purchase method and, accordingly, the results of operations of TMS have been included with those of the Company since the date of acquisition. The purchase price has been allocated to assets and liabilities based on preliminary estimates of fair value as of the date of acquisition. The final allocation of the purchase price will be determined when appraisals and other studies are completed. As part of the purchase price allocation, the Company recorded a reserve for estimated costs to be incurred in the consolidation of duplicate TMS facilities and termination of employment of certain members of the TMS management and staff who will not be replaced. Based on the allocation of the purchase price over the net assets acquired, goodwill of approximately $41,379,000 was recorded. Such goodwill is being amortized on a straight-line basis over 40 years. The purchase price has been allocated as follows (in thousands):
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

The following unaudited pro forma summary for the nine month periods ended February 28, 1998 and 1997, combines the consolidated results of operations of the Company and TMS as if the acquisition had occurred at the beginning of the respective fiscal years after giving effect to certain adjustments, including amortization of goodwill, depreciation charges, estimated changes in interest expense due to acquisition debt, and related income tax effects. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations which would actually have occurred had the combination been in effect on the dates indicated, or which may occur in the future. Furthermore, no effect has been given in the pro forma information for operating and synergistic benefits that are expected to be realized through the combination of the businesses.


                                               For the Nine Months
                                               Ended February 28,
                                                 1998        1997
(In thousands, except per share data)
Net revenues                                 $ 285,442   $  297,346
Net income                                   $  31,980   $   20,212
Earnings per common share                    $    2.55   $     1.62
Average shares outstanding                      12,568       12,420

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
--------------------------------------------------------------------
Results of Operations
----------------------------
Comparison of Three Months Ended February 28, 1998 and 1997
-----------------------------------------------------------
Revenues

Total revenues increased 131.5% to $85.2 million for the three months ended February 28, 1998 from $36.8 million for the three months ended February 28, 1997. Most of the percentage increase is attributed to the acquisition of GE Capital Technology Management Services (TMS). Rental and lease revenue for the three months ended February 28, 1998 was $73.3 million, a 129.0% increase from $32.0 million for the corresponding period in fiscal 1997.
The TMS acquisition resulted in most of the additional rental and lease revenue for the three months ended February 28, 1998, including the partial effect of the changing from TMS' accrual method of accounting for revenues
to the Company's method of recognizing revenues when billed.   Sales of
equipment and other revenues increased 147.9% to $11.9 million in the three months ended February 28, 1997 from $4.8 million in the quarter ended February 28, 1998. Most of the percentage increase is a result of the TMS acquisition. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations.

Costs and Expenses

Depreciation of equipment increased from 35.7% of rental and lease revenue in third quarter of fiscal 1997 to 42.7% of rental and lease revenue in fiscal 1998. This increase is a result of the change to an accelerated depreciation method for desktop computers that began in December 1996 and the increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 68.1% of equipment sales in the third quarter of fiscal 1997 to 83.2% of equipment sales in fiscal 1998. The majority of this increase is attributable to increased sales of personal computers with lower margins. Equipment parts and repair expenses decreased from 5.4% of rental and lease revenue in the third quarter of fiscal 1997 to 1.9% of rental and lease revenue in fiscal 1998, primarily due to declining PC parts prices and increased bundling of PC parts in the platforms by manufacturers.

Selling, general and administrative expenses totaled $22.1 million or 25.8% of total revenues for the quarter ended February 28, 1998 as compared to $10.7 million or 29.0% of total revenues for the quarter ended February 28, 1997. The increase reflects the significant cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

Operating Earnings

As a result of the changes in revenues, operating costs and expenses discussed above, operating earnings were $22.3 million or 26.1% of total revenue in the third quarter of fiscal 1998 compared to $10.1 million or 27.4% of total revenue in the third quarter of fiscal 1997.

Interest Expense

Interest expense for the quarter increased to $4,224,000 in fiscal 1998 from $173,000 in fiscal 1997. The increase is a result of additional bank borrowings used to finance the TMS acquisition.

Comparison of Nine Months Ended February 28, 1998 and 1997
-----------------------------------------------------------
Revenues

Total revenues increased 54.6% to $174.6 million for the nine months ended February 28, 1998 from $112.9 million for the nine months ended February 28, 1997. The acquisition of TMS contributed most of the percentage increase for the nine months ended February 28, 1998. Rental and lease revenue for the nine months ended February 28, 1998 was $150.1 million, a 54.9% increase from $96.9 million for the nine months ended February 28, 1997. The acquisition of TMS resulted in most of the additional rental and lease revenue for the nine months ended February 28, 1998, including the partial effect of changing from TMS' accrual method of accounting for revenues to the Company's method of recognizing revenues when billed. Sales of equipment and other revenues increased 53.1% to $24.5 million in the nine months ended February 28, 1998 from $16.0 million in the nine months ended February 28, 1997. Most of the percentage increase is a result of the TMS acquisition. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations.

Costs and Expenses

Depreciation of equipment increased from 34.6% of rental and lease revenue in first nine months of fiscal 1997 to 38.7% of rental and lease revenue in fiscal
1998. This increase is a result of the change to an accelerated depreciation method for desktop computers that began in December 1996 and the increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 70.0% of equipment sales in the first nine months of fiscal 1997 to 77.2% of equipment sales in fiscal 1998. The majority of this increase is attributable to increased sales of personal computers with lower margins. Equipment parts and repair expenses decreased from 5.5% of rental and lease revenue in the first nine months of fiscal 1997 to 3.3% of rental and lease revenue in fiscal 1998, primarily due to declining PC parts prices and increased bundling of PC parts in the platforms by manufacturers.

Selling, general and administrative expenses totaled $47.2 million or 27.0% of total revenues for the nine months ended February 28, 1998 as compared to $31.2 million or 27.6% of total revenues for the nine months ended February 28, 1997. The increase reflects significant cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

Operating Earnings

As a result of the changes in revenues, operating costs and expenses discussed above, operating earnings were $47.4 million or 27.1% of total revenue in the first nine months of fiscal 1998 compared to $32.7 million or 28.9% of total revenue in the first nine months of fiscal 1997.

Interest Expense

Interest expense for the nine months increased to $5,320,000 in fiscal 1998 from $705,000 in fiscal 1997. The increase is a result of additional bank borrowings used to finance the TMS acquisition.

Purchases of Rental and Lease Equipment

Payments for the purchase of equipment totaled $59.2 million in the nine months ended February 28, 1998, an increase of 14.5% from $51.7 million purchased in the nine months ended February 28, 1997. The increase supports the growth in equipment rental revenues and replenishes equipment which has been sold or disposed of.


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

During the nine months ended February 28, 1998 and 1997 net cash provided by operating activities was $29.9 million and $45.9 million, respectively. The decrease in fiscal 1998 results primarily from the effects of the TMS acquisition, including the build-up of accounts receivable, partially offset by increased depreciation and net income. During the nine months ended February 28, 1998 and 1997 net cash used in investing activities was $278.2 million and $38.7 million, respectively. In fiscal 1998, approximately $239.2 million was used for the acquisition of TMS. The remaining cash used in investing activities consists primarily of purchases of rental and lease equipment. During the nine months ended February 28, 1998 net cash provided in financing activities was $246.1 million, of which approximately $239.2 million was borrowed to acquire TMS. During the nine months ended February 28, 1997 net cash used in financing activities was $8.2 million.

The Company has available a revolving line of credit of $330 million, subject to certain borrowing base restrictions, to meet acquisition and expansion needs as well as working capital and general corporate requirements. The Company had borrowings of $250.2 million under the Credit Facility at February 28, 1998.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

      Nothing to report.


Item 5.
----------------------------
      Nothing to report.

Item 6.    Exhibits and Reports on Form 8-K
-------------------------------------------
(b) Reports of Form 8-K

     The Company filed one (1) report on form 8-K/A dated January 23, 1998, to provide the requisite financial statements and pro forma financial statements relating to the acquisition of GE Capital Technology Management Services.

                                  SIGNATURES
      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        April 14, 1998            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer