Form 10-K
period 1998-05-31
ELECTRO RENT CORP
filed 1998-08-28
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended May 31, 1998                Commission File No. 0-9061

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

     The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 10, 1998 was $372,817,878.

     Number of shares of Common Stock outstanding as of August 10, 1998:
24,416,424 shares. This number and the other share numbers herein reflect the two-for-one stock split in the form of a 100% stock dividend declared April 9, 1998 payable May 12, 1998 to shareholders of record April 30, 1998.

                            ELECTRO RENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Pages 1 and 13 to 26 of the Annual Report to Security Holders for the fiscal year ended May 31, 1998 (the "1998 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

     2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 8, 1998 (the "1998 Proxy Statement").

                              CROSS REFERENCE SHEET

                     Showing Location in 1998 Annual Report
                     and 1998 Proxy Statement of Information
                         Required by Items of Form 10-K

                                                      Caption and Reference
   Form 10-K Item                                   in 1998 Annual Report ("AR")
 Number and Caption                                or 1998 Proxy Statement ("PS")
 ------------------                                ------------------------------
                                     PART II

 5.  Market for the Registrant's
     Common Equity and Related
     Shareholders Matters                                  AR page 26

 6.  Selected Financial Data                               AR page 1

 7.  Management's Discussion and
     Analysis of Financial
     Condition and Results of
     Operations                                            AR pages 13 and 14

 8.  Financial Statements and
     Supplementary Data                                    AR pages 15 to 26

                                    PART III

10.  Directors and Executive
     Officers of the Registrant                            PS pages 2 to 4

11.  Executive Compensation                                PS pages 5 to 11

12.  Security Ownership of
     Certain Beneficial Owners
     and Management                                        PS pages 2 and 3

13.  Certain Relationships and
     Related Transactions                                  PS page 5

                                     PART I

            THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "BUSINESS" BELOW AND IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

Item 1.  Business.

     Electro Rent Corporation (the "Company" or "Electro Rent") was incorporated in California in 1965. The Company became a publicly held corporation on March 31, 1980.

     The Company primarily engages in the short-term rental of state-of-the-art electronic equipment. About 40% of the Company's equipment portfolio is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Hewlett Packard and Tektronix. The remainder, and a growing portion of the equipment portfolio, comprises personal computers and workstations. Personal computer lines include those from Compaq, Dell, Apple, and Toshiba; while workstations are purchased primarily from Sun Microsystems and Hewlett Packard. A large part of its equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, electronics and defense industries. Management believes that the Company's equipment is primarily used in research and development activities and that a significant amount of its equipment is used in connection with government-generated projects. The Company also rents equipment to companies of various sizes representing a cross- section of American industry. No customer accounted for more than 10% of the Company's revenues for the fiscal year ended May 31, 1998. No significant portion of the Company's revenues are currently derived from direct United States Government contracts.

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

     Data Rentals/Sales, Inc., a California corporation, and Genstar Rental Electronics, Inc., a Delaware corporation, formerly wholly owned subsidiaries of the Company, have been merged into the Company and are operated as divisions of the Company.

     In April 1998 the Company sold its interest in its Japanese venture with Nas-Fritzke International Corp.

     Since it acquired the rental business of General Electric Technology Management Services in November 1997, Electro Rent has become one of the larger companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including A T & T Capital Instrument and Data Services, a division of A T & T Capital Corporation; Hewlett-Packard Financial Remarketing Division; Telogy; and Continental Resources. Since the larger of these firms are divisions of large corporations, these firms have access to greater financial and other resources than does the Company.

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

     Electro Rent believes that its relationships with its major suppliers are good. Because of the volume of its purchases and its long-term purchase arrangements, the Company obtains favorable price discounts.

     At May 31, 1998, Electro Rent and its subsidiary employed approximately 893 individuals. None of the employees is a member of a labor union. Electro Rent considers its employee relations to be satisfactory and provides standard employee benefits and pays certain of the costs of employee education.

Item 2.  Properties.

     Electro Rent's corporate headquarters are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space, all of which will be available for future needs of the Company. There is no additional space in the building available for leasing.

     Electro Rent owns a facility in Wood Dale, Illinois containing approximately 30,750 square feet. It houses the Company's Chicago operations.

     The Company's building at 15385 Oxnard Street, Van Nuys, California contains approximately 68,200 square feet. A portion of the building is being utilized to house the Company's California warehouse and laboratory operations. Approximately 34,000 square feet of the building formerly leased to others is now being used by the Company.

     As of May 31, 1998 Electro Rent had both sales offices and equipment, calibration and service centers in the metropolitan areas of Atlanta, Boston, Chicago, Los Angeles and San Francisco. Electro Rent also has sales offices in Albany, Austin, Cleveland, Dallas, Denver, Detroit, Fairfax, Houston, Kansas City, Minneapolis, Montreal, New York/Newark, Ottawa, Philadelphia, Phoenix, Portland (OR), Raleigh, Rochester, San Diego, Seattle, Stamford, Toronto and Washington/ Baltimore.

     Electro Rent's facilities aggregate approximately 694,906 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $2,405,000 in fiscal 1998. No rented facility is considered essential to the Company. The Company considers its facilities to be in good condition, well maintained and adequate for its needs.

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

                                     PART II

Item 5.  Market for the Registrant's Common Equity and Related
                Stockholder Matters.

     The Company's common stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. The symbol is ELRC. The quarterly market price ranges for the common stock for the two fiscal years ended May 31, 1998 as quoted on NASDAQ, shareholder information and dividend information are set forth on page 26 of the 1998 Annual Report and are incorporated herein by reference.

     None of the Company's preferred shares are issued and outstanding.

Item 6.  Selected Financial Data.

     The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 1998 Annual Report, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under the above caption on pages 13 and 14 of the 1998 Annual Report is hereby incorporated by reference.

Item 8.  Financial Statements and Supplementary Data.

     The Company's consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 15 to 26 of the 1998 Annual Report are hereby incorporated by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting
              and Financial Disclosure.

     Nothing to report.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant.

     Information appearing in the 1998 Proxy Statement under the captions Election of Directors (pages 2 and 3), Executive Officers (page

4), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 4), and Transactions With Management (page 5), is hereby incorporated by reference.

Item 11.  Executive Compensation.

     Information appearing in the 1998 Proxy Statement under the caption Executive Compensation (pages 5 to 9) is hereby incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
               Management.

     Information concerning the ownership of the Company's securities by the principal holders and by management is set forth in the 1998 Proxy Statement (pages 2 and 3), and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     Information appearing in the 1998 Proxy Statement under the caption Transactions With Management (page 5) is hereby incorporated by reference.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
          Form 8-K.

     (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 1998 Annual Report.

                                                                           Page Number
                                                                           -----------
                                                                  1998 Annual
                   Item                                             Report        Form 10-K
                   ----                                           -----------     ---------
Consolidated Balance Sheets at
  May 31, 1998 and 1997                                                16

Consolidated Statements of Income
  for each of the three years in
  the period ended May 31, 1998                                        15

                                                                           Page Number
                                                                           -----------
                                                                  1998 Annual
                   Item                                             Report        Form 10-K
                   ----                                           -----------     ---------

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended May 31, 1998                                        17

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended May 31, 1998                                            18

Notes to Consolidated Financial Statements                          19 to 25

Report of Independent Public Accountants                               26

Schedule for each of the three years in the period ended May 31, 1998:

    II - Valuation and qualifying accounts                             12

Consent and Report of Independent Public
   Accountants                                                         14

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

     (c) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

     (3) Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to this Annual Report. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended

May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

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

            SECOND AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP & SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated as of June 1, 1991.

            THIRD AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated June 15, 1994.

            FOURTH AMENDMENT TO ELECTRO RENT CORPORATION SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated September 1, 1994.

            ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN TRUST AGREEMENT dated September 1, 1994.

            A copy of the GE Rentals Supplement to the Vangard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is filed as Exhibit 10(A) to this Annual Report.

            (10)(B) The 1980 Stock Option Plan and form of Stock Option Agreement are incorporated by reference to Exhibits 1.1 and 2, respectively, of Registration Statement (Form S-8), File No. 2-70763.

            The Incentive Stock Option Plan (as Amended and Restated to July 8,
1982) and Amendment No. One to Stock Option Agreement are incorporated by reference to Exhibit (10)(B) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1982. Amendment No. One to the Plan as Amended and Restated and the Stock Option Agreement, NonQualified Stock Options are incorporated by reference to Exhibit 10(B) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1984.

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

            (11) Statement re computation of per share earnings is incorporated by reference to the 1998 Annual Report, pages 15, 20 and 22.

            (13) 1998 Annual Report. Only those portions of the 1998 Annual Report to security holders expressly incorporated hereby by reference are deemed "filed."

            (21)  Subsidiaries of the Registrant.

                    Genstar Rental Electronics, Inc., a Canadian corporation (formerly a subsidiary of Genstar Rental Electronics, Inc., a Delaware corporation).

                    Electro Rent de Mexico S.A. de C.V., a Mexican corporation.

                    Data Rentals/Sales, Inc., a California corporation, and Genstar Rental Electronics, Inc., a Delaware corporation, the Registrant's formerly wholly owned subsidiaries, have been merged into the Registrant, their parent, by statutory merger. Their functions are conducted by divisions of Electro Rent.

            (22) Pages 1 and 13 to 26 of the Annual Report to Security Holders for the fiscal year ended May 31, 1998 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

                   (d) Schedule of Financial Statements Required by Regulation S-X which is excluded from the 1998 Annual Report by Rule 14 a 3(b) (1):

                            ELECTRO RENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Years Ended May 31, 1998, 1997 and 1996
                                 (in thousands)

                         Balance
                           at        Additions                   Balance
                        Beginning   Charged to                   at End
       Description       of Year       Income     Deductions*    of Year
       -----------       -------       ------     -----------    -------
  Allowance for doubtful
    receivables

          1998          $1,773        $3,158        $216        $4,715

          1997          $1,464        $  717        $408        $1,773

          1996          $1,240        $  682        $458        $1,464



     *Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Electro Rent Corporation

Dated:  August 22, 1998.                By   /s/ DANIEL GREENBERG
                                             -----------------------------------
                                             Daniel Greenberg, Chief
                                             Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                 Title                                 Date

/s/ DANIEL GREENBERG
-------------------------     Chairman of the Board
  Daniel Greenberg            and Chief Executive Officer          August 22, 1998


/s/ WILLIAM WEITZMAN
-------------------------     President, Chief Operating
  William Weitzman            Officer and Director                 August 22, 1998


/s/ CRAIG R. JONES
-------------------------     Chief Financial Officer              August 22, 1998
  Craig R. Jones


/s/ GERALD D. BARRONE
-------------------------     Director                             August 22, 1998
  Gerald D. Barrone


/s/ NANCY Y. BEKAVAC
-------------------------     Director                             August 22, 1998
  Nancy Y. Bekavac


/s/ JOSEPH J. KEARNS
-------------------------     Director                             August 22, 1998
  Joseph J. Kearns


/s/ S. LEE KLING
-------------------------     Director                             August 22, 1998
  S. Lee Kling


/s/ MICHAEL R. PEEVEY
-------------------------     Director                             August 22, 1998
  Michael R. Peevey


/s/ Will Richeson, Jr.
-------------------------     Director                             August 22, 1998
  Will Richeson, Jr.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

  As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 3-37692.

                                                       Arthur Andersen LLP
                                                       Los Angeles, California
                                                       August 27, 1998


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

  We have audited in accordance with generally accepted auditing standards, the consolidated financial statements included in Electro Rent Corporation's annual report to shareholders incorporated by reference in this Form 10-K, and have issued our report thereon dated August 7, 1998. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed in the index above is the responsibility of Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                       Arthur Andersen LLP
                                                       Los Angeles, California
                                                       August 7, 1998