Form 10-Q
period 1998-08-31
ELECTRO RENT CORP
filed 1998-10-09
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1998

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

                            Yes       X    NO

At October 9, 1998 registrant had 24,431,424 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 1998

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       Ended August 31, 1998 and 1997                                         3

      Condensed Consolidated Balance Sheets at
       August 31, 1998 and May 31, 1998                                       4

      Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended August 31, 1998 and 1997                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                 9

SIGNATURES                                                                   10

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                            Three Months Ended
                                                           August 31
                                                             1998        1997
                                                           ---------   ---------
Revenues:
  Rentals and leases                                     $   62,166  $   34,392
  Sales of equipment
    and other revenues                                       10,435       4,525
                                                           ---------   ---------
    Total revenues                                           72,601      38,917
                                                           ---------   ---------
Costs and expenses:
  Depreciation of equipment                                  27,139      11,615
  Costs of revenues other
    than depreciation                                        12,091       4,157
  Selling, general and
    administrative expenses                                  23,160      11,208
  Interest                                                    3,853         113
                                                           ---------   ---------
    Total costs and expenses                                 66,243      27,093
                                                           ---------   ---------
Income before income taxes                                    6,358      11,824

Income taxes                                                  2,607       4,847
                                                           ---------   ---------
Net income                                               $    3,751  $    6,977
                                                           =========   =========
Earnings per share:
  Basic                                                  $     0.15        0.29
  Diluted                                                $     0.15  $     0.28

Average shares used in per share calculation:
  Basic                                                      24,418      24,136
  Diluted                                                    25,225      24,960




                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                           August 31    May 31
                                                             1998         1998
                                                           ---------   ---------
Cash                                                     $    1,042  $    2,281
Accounts receivable, net                                     62,003      66,518
Rental and lease equipment, net
  of accumulated depreciation                               277,409     293,048
Other property, net of accumulated
  depreciation and amortization                              25,406      25,867
Goodwill, net                                                63,052      63,346
Other                                                         6,710       6,836
                                                           ---------   ---------
                                                         $  435,622  $  457,896
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $  202,100  $  226,900
  Accounts payable                                           20,549      20,733
  Accrued expenses                                           20,747      21,749
  Deferred income taxes                                      16,427      16,505
                                                           ---------   ---------
    Total liabilities                                       259,823     285,887
                                                           ---------   ---------
Shareholders' equity
  Common stock                                               10,449      10,410
  Retained earnings                                         165,350     161,599
                                                           ---------   ---------
    Total shareholders' equity                              175,799     172,009
                                                           ---------   ---------
                                                         $  435,622  $  457,896
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Three Months Ended
                                                           August 31
                                                              1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $    3,751  $    6,977
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            28,418      11,992
    Provision for losses on accounts receivable                 810         181
    (Gain) loss on sale of equipment                            727      (1,476)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable              3,705      (2,730)
      (Increase) decrease in other assets                       126        (188)
      Decrease in accounts payable                             (144)       (840)
      Increase (decrease) in accrued expenses                (1,002)      4,076
      Decrease in deferred income taxes                         (78)       (145)
                                                           ---------   ---------
      Net cash provided by operating activities              36,313      17,847
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             9,319       3,736
  Payments for purchase of rental and lease equipment       (21,836)    (28,145)
  Payments for purchase of other property                      (274)       (204)
                                                           ---------   ---------
      Net cash used in investing activities                 (12,791)    (24,613)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         (24,800)      5,500
  Proceeds from issuance of common stock                         39          61
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   (24,761)      5,561
                                                           ---------   ---------
Net decrease in cash                                         (1,239)     (1,205)
Cash at beginning of period                                   2,281       2,207
                                                           ---------   ---------
Cash at end of period                                    $    1,042  $    1,002
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

Note 2 -- Net Income Per Share
-----------------------------------
     Shares outstanding for the three months ended August 31, 1997 have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend on April 30, 1998.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the three month period ended August 31, 1998 and 1997 was $4,287,000 and $127,000, respectively. Total income taxes paid during the three month period ended August 31, 1998 were $1,086,000 compared to $2,741,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $19,270,000 and $19,231,000 as of August 31, 1998 and May 31, 1998, respectively, and $10,486,000 and $19,405,000 as of August 31, 1997 and May 31, 1997, respectively, which was paid for during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
August 31, 1998 investment in sales-type leases of $1,448,000 net of deferred interest of $86,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of August 31, 1998 and the results of operations for the three month periods ended August 31, 1998 and 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 13-14) to which the reader is directed for additional information.

On November 14, 1997, the Company acquired the computer and test and measurement rental business of GE Capital Technology Management Services
(TMS), a competitor of Electro Rent, for a purchase price of approximately $240.8 million.


Results of Operations

Total revenues for the three months ended August 31, 1998 increased 87% to $72.6 million from $38.9 million, primarily reflecting the acquisition of TMS. Rental revenues increased 31% to $37.3 million, lease revenues increased 323% to $24.9 million and sales of equipment and other revenues increased 131% to $10.4 million. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations. Partially offsetting the additional revenue base initially provided by the TMS acquisition were the effects of a significant number of acquired rental contracts disputed by TMS customers, higher than expected attrition of TMS customers and a generally weak market during the last nine months.

Depreciation of equipment increased from 34% of rental and lease revenues in the first quarter of fiscal 1998 to 44% of rental and lease revenues in the first quarter of fiscal 1999. This increase is primarily due to lower equipment utilization since the TMS acquisition, an increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999 to bring recorded equipment values more in line with market values over time.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 60% of equipment sales in the first quarter of fiscal 1998 to 108% of equipment sales in the first quarter of fiscal 1999. This increase is primarily attributable to a weak market for both personal computers and test and measurement equipment and an increased proportion of personal computer sales. Equipment parts and repair expenses decreased from 5.1% of rental and lease revenues in the first quarter of fiscal 1998 to 2.9% of rental and lease revenues in the first quarter of fiscal 1999, primarily due to the Company's discontinuation of expensing certain personal computer parts which was effected in conjunction with the change to more accelerated depreciation for personal computers.

Selling, general and administrative expenses totaled $23.2 million or 32% of total revenues for the first quarter of fiscal 1999 as compared to $11.2 million or 29% of total revenues for the first quarter of fiscal 1998. The increase in the expense ratio reflects revenue declines experienced during the last nine months, partially offset by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, operating earnings were $10.2 million or 14% of total revenues in the first quarter of fiscal 1999 compared to $11.9 million or 31% of total revenues in the first quarter of fiscal 1998.

Interest expense increased to $3.9 million in the first quarter of fiscal 1999 from $.1 million in the first quarter of fiscal 1998. The increase is a result of additional bank borrowings used to finance the TMS acquisition.

Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers and test and measurement equipment has declined during the last nine months. In spite of the larger equipment pool after the TMS acquisition, expenditures decreased in the first quarter of fiscal 1999 as compared with the comparable prior year period and are expected to continue at a lower level for the remainder of the year. As a result, bank borrowings are expected to continue declining at a significant rate.

During the three months ended August 31, 1998 and 1997 net cash provided by operating activities was $36.3 million and $17.8 million, respectively. The increase in fiscal 1999 results primarily from the effects of the TMS acquisition. During the three months ended August 31, 1998 and 1997 net cash used in investing activities was $12.8 million and $24.6 million, respectively. The decrease results primarily from a lower level of equipment purchases and increased equipment sales. During the first quarter of fiscal 1999 net cash used in financing activities was $24.8 million, reflecting decreased bank borrowings for equipment purchases, while in the first quarter of fiscal 1998 net cash provided by financing activities was $5.6 million, reflecting increased bank borrowings for equipment purchases.

The Company has available a revolving line of credit of $260 million, subject to certain borrowing base restrictions, to meet acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $202.1 million under the Credit Facility at August 31, 1998.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
       (a) On October 8, 1998, the 1998 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 21,839,732 shares were present in person or by proxy out of a total of 24,425,424 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

Name                               Number of Votes

Gerald D. Barrone                  21,776,828
Nancy Y. Bekavac                   21,778,250
Daniel Greenberg                   21,778,462
Joseph J. Kearns                   21,775,516
S. Lee Kling                       21,776,828
Michael R. Peevey                  21,676,970
Will Richeson, Jr.                 21,776,628
William Weitzman                   21,778,444

       (c)     Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 21,669,436 shares were voted for, 6,552 were voted against, and 163,774 shares abstained from voting.


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

                                         ELECTRO RENT CORPORATION

DATED:        October 9, 1998            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer