Form 10-Q/A
period 1998-08-31
ELECTRO RENT CORP
filed 1999-01-14
CIK 32166

[DESCRIPTION]                      Amendment To Quarterly Report


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ______________

                                   FORM 10-Q/A

                     AMENDMENT TO FORM 10-Q QUARTERLY REPORT
                FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 1998

                         COMMISSION FILE NUMBER 0-9061

                    Filed pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

                                  _____________

                             ELECTRO RENT CORPORATION
                               6060 Sepulveda Blvd.
                            Van Nuys, California 91411
                                 (818)  786-2525



                                 Amendment No. 1

The purpose of this amendment is to add Year 2000 compliance disclosure to
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations in the Electro Rent Corporation Form 10-Q for the quarterly period ended August 31, 1998, filed on October 9, 1998, as follows:


Year 2000 Compliance

General. The computer systems issue relating to dates beyond 1999 is the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two digit dates are twentieth century dates. This could result in system failure, anomalous system behavior or incorrect system reporting. System failure could, in turn, temporarily affect the Company's ability to process customer transactions, interface with vendors and engage in similar normal business activities.

The Company has assessed how it may be impacted. The Company has formulated and begun implementation of a plan to address all known aspects of the issue. The Company has already completed a substantial portion of this plan and is on schedule to fully complete the plan by May 1999.

Software Information Systems. Software information systems consist of the Company's base financial and operations system (internally-developed PERFECT system), other smaller scale software applications and other programs developed internally. All of these systems were found to be substantially year 2000 compliant with immaterial associated costs.

Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems include all data center equipment (Sun Microsystems Enterprise 6000) and networks (Novell and Microsoft NT). All of these systems were found to be substantially year 2000 compliant with the exception of the Sun 6000 operating system. This will be upgraded in February 1999 with immaterial associated costs.

Communications Systems. Communications systems include all data center equipment and software systems used to support external communications with customers, employees, suppliers and business partners, and all corporate equipment and software systems used to support internal business management communications. Corporate communications systems have been recently replaced and/or upgraded. Each significant component of these communications systems has been tested and all were found to be substantially year 2000 compliant with immaterial associated costs. The Company is currently evaluating communications systems at each of its field offices and will make any necessary replacements and/or upgrades by May 1999. The Company does not expect any associated costs to be material.

Suppliers and Other Business Partners. This area of the plan called for all significant suppliers and other business partners to be monitored for year 2000 readiness. The Company is not currently aware of any single vendor or business partner with year 2000 compliance issues that could have a material impact on the Company. Year 2000 business transaction tests of all direct interfaces with vendors and other business partners will be completed by May 1999. The Company can provide no assurance that year 2000 compliance will be successfully implemented by all of its suppliers.

Contingency Planning. The Company has not yet developed a comprehensive contingency plan to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address year 2000 readiness. This plan will be developed by the end of May 1999. It will list specific action plans for failure in any of the identified areas of the year 2000 compliance plan. The Company believes that failure to complete any of the remaining work to be done will not alone adversely affect the continuity of the core business. The Company believes its current state of readiness is on schedule with a conservative plan to be fully year 2000 compliant by May 1999 and that business risks have been minimized. However, there can be no guarantee that year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.



                          ____________________________


                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELECTRO RENT CORPORATION



Date:  January 14, 1999                   /s/ Craig R. Jones
                                          -------------------------------
                                          CRAIG R. JONES
                                          Vice President of Finance,
                                          Chief Financial Officer