Form 10-Q
period 1998-11-30
ELECTRO RENT CORP
filed 1999-01-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1998

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

                            Yes       X    NO

At January 13, 1999 registrant had 24,454,249 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1998

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Six Months Ended November 30, 1998 and 1997                        3

      Condensed Consolidated Balance Sheets at
       November 30, 1998 and May 31, 1998                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended November 30, 1998 and 1997                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                11

SIGNATURES                                                                   12

Part I.  FINANCIAL INFORMATION
-----------------------------------

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Six Months Ended
                                   November 30             November 30
                                     1998        1997        1998        1997
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  60,538   $  42,394   $  122,704  $   76,786
  Sales of equipment
    and other revenues               8,455       8,082       18,890      12,607
                                   --------    --------    ---------   ---------
    Total revenues                  68,993      50,476      141,594      89,393
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         26,880      15,116       54,019      26,731
  Costs of revenues other
    than depreciation                7,211       8,135       19,302      12,292
  Selling, general and
    administrative expenses         20,446      13,980       43,606      25,188
  Interest                           3,347         983        7,200       1,096
                                   --------    --------    ---------   ---------
    Total costs and expenses        57,884      38,214      124,127      65,307
                                   --------    --------    ---------   ---------
Income before income taxes          11,109      12,262       17,467      24,086

Income taxes                         4,554       5,027        7,161       9,874
                                   --------    --------    ---------   ---------
Net income                       $   6,555   $   7,235   $   10,306  $   14,212
                                   ========    ========    =========   =========
Earnings per share:
  Basic                          $    0.27   $    0.30   $     0.42        0.59
  Diluted                        $    0.26   $    0.29   $     0.41  $     0.57

Average shares used in
  per share calculation:
  Basic                             24,431      24,302       24,425      24,230
  Diluted                           24,934      25,102       25,086      25,020




                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          November 30,  May 31,
                                                             1998         1998
                                                           ---------   ---------
Cash                                                     $    2,304  $    2,281
Accounts receivable, net                                     59,319      66,518
Rental and lease equipment, net
  of accumulated depreciation                               264,629     293,048
Other property, net of accumulated
  depreciation and amortization                              23,073      25,867
Goodwill, net                                                62,343      63,346
Other                                                         5,391       6,836
                                                           ---------   ---------
                                                         $  417,059  $  457,896
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $  177,000  $  226,900
  Accounts payable                                           20,446      20,733
  Accrued expenses                                           20,968      21,749
  Deferred income taxes                                      16,291      16,505
                                                           ---------   ---------
    Total liabilities                                       234,705     285,887
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               10,449      10,410
  Retained earnings                                         171,905     161,599
                                                           ---------   ---------
    Total shareholders' equity                              182,354     172,009
                                                           ---------   ---------
                                                         $  417,059  $  457,896
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Six Months Ended
                                                           November 30,
                                                              1998        1997
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   10,306  $   14,212
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            56,500      27,608
    Provision for losses on accounts receivable               1,434         419
    Gain on sale of equipment                                  (483)     (2,480)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable              5,765     (11,933)
      (Increase) decrease in other assets                     1,445      (3,387)
      Increase (decrease) in accounts payable                 5,758        (994)
      Increase (decrease) in accrued expenses                  (781)      6,199
      Decrease in deferred income taxes                        (214)       (297)
                                                           ---------   ---------
      Net cash provided by operating activities              79,730      29,347
                                                           ---------   ---------
Cash flows from investing activities:
  Payment for acquisition of business                            -     (239,212)
  Proceeds from sale of equipment                            16,261      10,937
  Payments for purchase of rental and lease equipment       (45,845)    (46,656)
  Payments for purchase of other property                      (262)       (980)
                                                           ---------   ---------
      Net cash used in investing activities                 (29,846)   (275,911)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         (49,900)    246,800
  Proceeds from issuance of common stock                         39          96
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   (49,861)    246,896
                                                           ---------   ---------
Net increase in cash                                             23         332
Cash at beginning of period                                   2,281       2,207
                                                           ---------   ---------
Cash at end of period                                    $    2,304  $    2,539
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

Note 2 -- Net Income Per Share
-----------------------------------
     Shares outstanding for the three and six month periods ended November 30, 1997 have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend on April 30, 1998.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the six month periods ended November 30, 1998 and 1997 was $7,205,000 and $568,000, respectively. Total income taxes paid during the six month period ended November 30, 1998 were $6,523,000 compared to $11,701,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.


Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $13,186,000 and $19,231,000 as of November 30, 1998 and May 31, 1998, respectively, and $11,674,000 and $19,405,000 as of November 30, 1997 and May 31, 1997, respectively, payable during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
November 30, 1998 investment in sales-type leases of $1,189,000 net of deferred interest of $75,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of November 30, 1998 and the results of operations for the six month periods ended November 30, 1998 and 1997. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 13-14) to which the reader is directed for additional information.

On November 14, 1997, the Company acquired the computer and test and measurement rental business of GE Capital Technology Management Services
(TMS), a competitor of Electro Rent, for a purchase price of approximately $240.8 million.

Results of Operations

Comparison of Three Months Ended November 30, 1998 and 1997

Total revenues for the three months ended November 30, 1998 increased 37% to $69.0 million from $50.5 million, primarily reflecting the acquisition of GE Technology Management Services (TMS) on November 14, 1997. Rental and lease revenues increased 43% to $60.5 million and sales of equipment and other revenues increased 5% to $8.5 million. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations. Partially offsetting the additional revenue base initially provided by the TMS acquisition were the effects of a significant number of acquired rental contracts disputed by TMS customers, higher than expected attrition of TMS customers and a generally weak market during the last twelve months.

Depreciation of equipment increased from 36% of rental and lease revenues in the second quarter of fiscal 1998 to 44% of rental and lease revenues in the second quarter of fiscal 1999. This increase is primarily due to lower equipment utilization since the TMS acquisition, an increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales decreased from 86% of equipment sales in the second quarter of fiscal 1998 to 83% of equipment sales in the second quarter of fiscal 1999. This decrease is primarily attributable to a lower proportion of personal computer sales in fiscal 1999 which typically have lower sales margins than test and measurement equipment. Equipment parts and repair expenses decreased from 3.0% of rental and lease revenues in the second quarter of fiscal 1998 to 1.9% of rental and lease revenues in the second quarter of fiscal 1999, primarily due to the Company's discontinuation of expensing certain personal computer parts which was effected in conjunction with the change to more accelerated depreciation for personal computers.

Selling, general and administrative expenses totaled $20.4 million or 30% of total revenues for the second quarter of fiscal 1999 as compared to $14.0 million or 28% of total revenues for the second quarter of fiscal 1998. The increase in the expense ratio reflects revenue declines experienced during the last twelve months, partially offset by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $14.5 million or 21% of total revenues in the second quarter of fiscal 1999 compared to $13.2 million or 26% of total revenues in the second quarter of fiscal 1998.

Interest expense increased to $3.3 million in the second quarter of fiscal 1999 from $1.0 million in the second quarter of fiscal 1998. The increase is a result of additional bank borrowings used to finance the TMS acquisition.


Comparison of Six Months Ended November 30, 1998 and 1997

Total revenues for the six months ended November 30, 1998 increased 58% to $141.6 million from $89.4 million in the prior year comparable period, primarily reflecting the acquisition of TMS. Rental and lease revenues increased 60% to $122.7 million and sales of equipment and other revenues increased 50% to $18.9 million. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations. Partially offsetting the additional revenue base initially provided by the TMS acquisition were the effects of a significant number of acquired rental contracts disputed by TMS customers, higher than expected attrition of TMS customers and a generally weak market during the last twelve months.

Depreciation of equipment increased from 35% of rental and lease revenues in the first half of fiscal 1998 to 44% of rental and lease revenues in the first half of fiscal 1999. This increase is primarily due to lower equipment utilization since the TMS acquisition, an increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation includes cost of equipment sales and equipment parts and repair expenses. Cost of equipment sales increased from 77% of equipment sales in the first half of fiscal 1998 to 97% of equipment sales in the first half of fiscal 1999. This increase is primarily attributable to a weak market for both personal computers and test and measurement equipment and an increased proportion of personal computer sales. Equipment parts and repair expenses decreased from 4.7% of rental and lease revenues in the first half of fiscal 1998 to 2.4% of rental and lease revenues in the first half of fiscal 1999, primarily due to the Company's discontinuation of expensing certain personal computer parts which was effected in conjunction with the change to more accelerated depreciation for personal computers.

Selling, general and administrative expenses totaled $43.6 million or 31% of total revenues for the first half of fiscal 1999 as compared to $25.2 million or 28% of total revenues for the first half of fiscal 1998. The increase in the expense ratio reflects revenue declines experienced during the last twelve months, partially offset by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $24.7 million or 17% of total revenues in the first half of fiscal 1999 compared to $25.2 million or 28% of total revenues in the first half of fiscal 1998.

Interest expense increased to $7.2 million in the first half of fiscal 1999 from $1.1 million in the first half of fiscal 1998. The increase is a result of additional bank borrowings used to finance the TMS acquisition.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers and test and measurement equipment has declined during the last twelve months. In spite of the larger equipment pool after the TMS acquisition, expenditures decreased in the first half of fiscal 1999 as compared with the comparable prior year period and are expected to continue at a lower level for the remainder of the year. As a result, bank borrowings are expected to continue declining.

During the six months ended November 30, 1998 and 1997 net cash provided by operating activities was $79.7 million and $29.3 million, respectively. The increase in fiscal 1999 results primarily from the effects of the TMS acquisition and a decrease in accounts receivable. During the six months ended November 30, 1998 and 1997 net cash used in investing activities was $29.8 million and $275.9 million, respectively. This decrease is attributable to the TMS acquisition in the prior year, partly offset by a lower level of equipment purchases and increased equipment sales in fiscal 1999. During the first half of fiscal 1999 net cash used in financing activities was $49.9 million, reflecting decreased bank borrowings primarily from the increase in net cash provided by operating activities, while in the first half of fiscal 1998 net cash provided by financing activities was $246.9 million, reflecting increased bank borrowings for the TMS acquisition.

The Company has available a revolving line of credit of $210 million, subject to certain borrowing base restrictions, to meet acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $177.0 million under the Credit Facility at November 30, 1998.


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

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
      Nothing to report.


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

                                         ELECTRO RENT CORPORATION

DATED:        January 13, 1999            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer