Form 10-Q
period 1999-02-28
ELECTRO RENT CORP
filed 1999-04-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 28, 1999

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

                            Yes       X    NO

At April 7, 1999 registrant had 24,456,749 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 28, 1999

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       and Nine Months Ended February 28, 1999 and 1998                       3

      Condensed Consolidated Balance Sheets at
       February 28, 1999 and May 31, 1998                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended February 28, 1999 and 1998                           5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                11

SIGNATURES                                                                   12

Part I.  FINANCIAL INFORMATION
-----------------------------------

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Nine Months Ended
                                   February 28             February 28
                                     1999        1998        1999        1998
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  56,382   $  73,313   $  179,086  $  150,099
  Sales of equipment
    and other revenues               8,430      11,879       27,320      24,486
                                   --------    --------    ---------   ---------
    Total revenues                  64,812      85,192      206,406     174,585
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         27,092      31,362       81,111      58,093
  Costs of revenues other
    than depreciation                6,287       9,513       25,589      21,805
  Selling, general and
    administrative expenses         17,164      22,057       60,770      47,245
  Interest                           2,708       4,224        9,908       5,320
                                   --------    --------    ---------   ---------
    Total costs and expenses        53,251      67,156      177,378     132,463
                                   --------    --------    ---------   ---------
Income before income taxes          11,561      18,036       29,028      42,122

Income taxes                         4,740       7,396       11,901      17,270
                                   --------    --------    ---------   ---------
Net income                       $   6,821   $  10,640   $   17,127  $   24,852
                                   ========    ========    =========   =========
Earnings per share:
  Basic                          $    0.28   $    0.44   $     0.70        1.02
  Diluted                        $    0.27   $    0.42   $     0.68  $     0.99

Average shares used in
  per share calculation:
  Basic                             24,453      24,321       24,434      24,273
  Diluted                           24,941      25,168       25,032      25,077




                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          February 28,  May 31,
                                                              1999        1998
                                                           ---------   ---------
Cash                                                     $      891  $    2,281
Accounts receivable, net
  of allowance for doubtful accounts                         53,921      66,518
Rental and lease equipment, net
  of accumulated depreciation                               245,652     293,048
Other property, net of accumulated
  depreciation and amortization                              22,801      25,867
Goodwill and intangibles, net of amortization                61,906      63,346
Other                                                         6,351       6,836
                                                           ---------   ---------
                                                         $  391,522  $  457,896
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $  146,700  $  226,900
  Accounts payable                                           16,686      20,733
  Accrued expenses                                           22,804      21,749
  Deferred income taxes                                      16,149      16,505
                                                           ---------   ---------
    Total liabilities                                       202,339     285,887
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               10,457      10,410
  Retained earnings                                         178,726     161,599
                                                           ---------   ---------
    Total shareholders' equity                              189,183     172,009
                                                           ---------   ---------
                                                         $  391,522  $  457,896
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Nine Months Ended
                                                           February 28,
                                                              1999        1998
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   17,127  $   24,852
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            84,822      60,814
    Provision for losses on accounts receivable               2,362       3,022
    Gain on sale of equipment                                (2,698)     (4,934)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable             10,235     (47,049)
      (Increase) decrease in other assets                       485      (3,977)
      Increase (decrease) in accounts payable                   541      (4,080)
      Increase in accrued expenses                            1,055       1,765
      Decrease in deferred income taxes                        (356)       (518)
                                                           ---------   ---------
      Net cash provided by operating activities             113,573      29,895
                                                           ---------   ---------
Cash flows from investing activities:
  Payment for acquisition of business                            -     (239,212)
  Proceeds from sale of equipment                            23,480      21,659
  Payments for purchase of rental and lease equipment       (57,963)    (59,228)
  Payments for purchase of other property                      (327)     (1,422)
                                                           ---------   ---------
      Net cash used in investing activities                 (34,810)   (278,203)
                                                           ---------   ---------
Cash flows from financing activities:
  Increase (decrease) in short-term bank borrowings         (80,200)    246,000
  Proceeds from issuance of common stock                         47         149
                                                           ---------   ---------
      Net cash provided by (used in) financing activities   (80,153)    246,149
                                                           ---------   ---------
Net increase in cash                                         (1,390)     (2,159)
Cash at beginning of period                                   2,281       2,207
                                                           ---------   ---------
Cash at end of period                                    $      891  $       48
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


Note 2 -- Net Income Per Share
-----------------------------------
Shares outstanding for the three and nine month periods ended February 28, 1999 have been restated to give effect to the two-for-one stock split effected in the form of a 100% stock dividend on April 30, 1998.

Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
Total interest paid during the nine month periods ended February 28, 1999 and 1998 was $11,057,000 and $3,443,000, respectively. Total income taxes paid during the nine month period ended February 28, 1999 were $8,399,000 compared to $18,340,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4 -- Noncash Investing and Financing Activities
-------------------------------------------------------
The Company acquired equipment totaling $14,642,000 and $19,231,000 as of February 28, 1999 and May 31, 1998, respectively, and $7,148,000 and $19,405,000 as of February 28, 1998 and May 31, 1997, respectively, payable during subsequent quarters.

Note 5 -- Capital Leases
----------------------------
The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At
February 28, 1999 investment in sales-type leases of $993,000 net of deferred interest of $62,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of February 28, 1999 and the results of operations for the nine month periods ended February 28, 1999 and 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 13-14) to which the reader is directed for additional information.

On November 14, 1997, the Company acquired the computer and test and measurement rental business of GE Capital Technology Management Services
(TMS), a competitor of Electro Rent, for a purchase price of approximately $240.8 million.

Results of Operations

Comparison of Three Months Ended February 28, 1999 and 1998

Total revenues for the three months ended February 28, 1999 decreased 24% to $64.8 million from $85.2 million, primarily as a result of higher than expected attrition of TMS customers and a generally weak market following the acquisition of TMS. Rental and lease revenues decreased 23% to $56.4 million and sales of equipment and other revenues decreased 29% to $8.4 million, largely for the reasons noted above. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations.

Depreciation of equipment increased from 43% of rental and lease revenues in the third quarter of fiscal 1998 to 48% of rental and lease revenues in the third quarter of fiscal 1999. This increase is primarily due to lower equipment utilization since the TMS acquisition, an increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 77% of equipment sales in the third quarter of fiscal 1998 to 69% of equipment sales in the third quarter of fiscal 1999. This decrease is primarily attributable to a firming in the continuing volatile market for used equipment sales, a profitable large buyout in the current quarter and the revaluation of the acquired TMS equipment pool which was completed in the second quarter of fiscal 1999.

Selling, general and administrative expenses totaled $17.2 million for the third quarter of fiscal 1999 as compared to $22.1 million for the third quarter of fiscal 1998, representing 26% of total revenues for both periods. The continuity of the expense ratio reflects revenue declines experienced during the last twelve months, offset by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $14.3 million or 22% of total revenues in the third quarter of fiscal 1999 compared to $22.3 million or 26% of total revenues in the third quarter of fiscal 1998.

Interest expense decreased to $2.7 million in the third quarter of fiscal 1999 from $4.2 million in the third quarter of fiscal 1998. This decrease is a result of repayments of the Company's loans with various banks, and to a lesser extent, a reduction in the effective interest rate on those loans.

Comparison of Nine Months Ended February 28, 1999 and 1998

Total revenues for the nine months ended February 28, 1999 increased 18% to $206.4 million from $174.6 million in the prior year comparable period, primarily reflecting the acquisition of TMS. Rental and lease revenues increased 19% to $179.1 million and sales of equipment and other revenues increased 12% to $27.3 million. These increases primarily relate to the full year effect in fiscal 1999 of the TMS acquisition. It is not possible to accurately determine the effects of the TMS acquisition on revenues because of the almost immediate integration of all TMS operations. Partially offsetting the additional revenue base initially provided by the TMS acquisition were the effects of a higher than expected attrition of TMS customers and a generally weak market following the acquisition of TMS.

Depreciation of equipment increased from 39% of rental and lease revenues in the first nine months of fiscal 1998 to 45% of rental and lease revenues in the first nine months of fiscal 1999. This increase is primarily due to lower equipment utilization since the TMS acquisition, an increased proportion of lower yield personal computer operating leases in the acquired TMS equipment pool and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased from 77% of equipment sales in the first nine months of fiscal 1998 to 89% of equipment sales in the nine months of fiscal 1999. This increase is primarily attributable to a weak market for both personal computers and test and measurement equipment and an increased proportion of personal computer sales in the first half of fiscal 1999.

Selling, general and administrative expenses totaled $60.8 million or 29% of total revenues for the first nine months of fiscal 1999 as compared to $47.2 million or 27% of total revenues for the first nine months of fiscal 1998. The increase in the expense ratio reflects revenue declines experienced during the last twelve months, partially offset by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $38.9 million or 19% of total revenues in the first nine months of fiscal 1999 compared to $47.4 million or 27% of total revenues in the first nine months of fiscal 1998.

Interest expense increased to $9.9 million in the first nine months of fiscal 1999 from $5.3 million in the first nine months of fiscal 1998. The increase is a result of additional bank borrowings used to finance the TMS acquisition.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers and test and measurement equipment has declined during the last twelve months. In spite of the larger equipment pool after the TMS acquisition, expenditures decreased in the first nine months of fiscal 1999 as compared with the comparable prior year period and are expected to continue at a lower level for the remainder of the year. As a result, bank borrowings are expected to continue declining.

During the nine months ended February 28, 1999 and 1998 net cash provided by operating activities was $113.6 million and $29.9 million, respectively. The increase in fiscal 1999 results primarily from the effects of the TMS acquisition and a decrease in accounts receivable. During the nine months ended February 28, 1999 and 1998 net cash used in investing activities was $34.8 million and $278.2 million, respectively. This decrease is attributable to the TMS acquisition in the prior year, partly offset by a lower level of equipment purchases and increased equipment sales in fiscal 1999. During the first nine months of fiscal 1999 net cash used in financing activities was $80.2 million, reflecting decreased bank borrowings primarily from the increase in net cash provided by operating activities, while in the first nine months of fiscal 1998 net cash provided by financing activities was $246.1 million, reflecting increased bank borrowings for the TMS acquisition.

The Company has available a revolving line of credit of $180 million, subject to certain borrowing base restrictions, to meet acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $146.7 million under the Credit Facility at February 28, 1999.


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

Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems include all data center equipment (Sun Microsystems Enterprise 6000) and networks (Novell and Microsoft NT). All of these systems were found to be substantially year 2000 compliant with the exception of the Sun 6000 operating system. This was upgraded in February 1999 with immaterial associated costs.

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

                                         ELECTRO RENT CORPORATION

DATED:        April 13, 1999            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer