Form 10-K
period 1999-05-31
ELECTRO RENT CORP
filed 1999-08-27
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended May 31, 1999              Commission File No. 0-9061

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

Yes  [X]                No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ].

        The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 9, 1999 was $246,049,572.

        Number of shares of Common Stock outstanding as of August 9, 1999:
24,480,813 shares.

                            ELECTRO RENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                       DOCUMENTS INCORPORATED BY REFERENCE

        1. Pages 1 and 15 to 29 of the Annual Report to Security Holders for the fiscal year ended May 31, 1999 (the "1999 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

        2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 7, 1999 (the "1999 Proxy Statement").

                              CROSS REFERENCE SHEET

                     Showing Location in 1999 Annual Report
                     and 1999 Proxy Statement of Information
                         Required by Items of Form 10-K

                                                         Caption and Reference
   Form 10-K Item                                   in 1999 Annual Report ("AR")
 Number and Caption                                or 1999 Proxy Statement ("PS")
 ------------------                                ------------------------------
               PART II
 5.  Market for the Registrant's
     Common Equity and Related
     Shareholders Matters                                      AR page 29

 6.  Selected Financial Data                                   AR page 1

 7.  Management's Discussion and
     Analysis of Financial
     Condition and Results of
     Operations                                                AR pages 15 to 18

7A.  Quantitative and Qualitative
     Disclosure About Market Risk                              AR page 18

 8.  Financial Statements and
     Supplementary Data                                        AR pages 19 to 29

               PART III

10.  Directors and Executive
     Officers of the Registrant                                PS pages 1 to 3

11.  Executive Compensation                                    PS pages 5 to 10

12.  Security Ownership of
     Certain Beneficial Owners
     and Management                                            PS pages 1 and 2

13.  Certain Relationships and
     Related Transactions                                      PS page 4

                                     PART I

        THIS ANNUAL REPORT ON FORM 10-K CONTAINS FORWARD-LOOKING STATEMENTS WHICH REFLECT THE COMPANY'S CURRENT VIEWS WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, INCLUDING THOSE DISCUSSED IN "BUSINESS" BELOW, IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND IN "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK," THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL RESULTS OR THOSE ANTICIPATED.

Item 1. Business.

        Electro Rent Corporation (the "Company" or "Electro Rent") was incorporated in California in 1965. The Company became a publicly held corporation on March 31, 1980.

        The Company primarily engages in the rental, lease and sale of state-of-the-art electronic equipment. About 48% of the Company's equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Hewlett Packard and Tektronix. The remainder comprises personal computers and workstations. Personal computer lines include those from Compaq, Dell, IBM, Apple, and Toshiba; while workstations are purchased primarily from Sun Microsystems and Hewlett Packard. A large part of its equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. Management believes that the Company's test and measurement equipment is primarily used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. The Company also rents equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of the Company's revenues for the fiscal year ended May 31, 1999. No significant portion of the Company's revenues are currently derived from direct United States Government contracts.

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

        Since it acquired the rental business of General Electric Technology Management Services in November 1997, Electro Rent has become one of the larger companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including Newcourt Technology Finance Group, a division of Newcourt Financial; Hewlett-Packard Financial Remarketing Division; Telogy; and Continental Resources. Since the larger of these firms are divisions of large corporations, these firms have access to greater financial and other resources than does the Company.

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

        At May 31, 1999, Electro Rent and its subsidiary employed approximately 713 individuals. None of the employees is a member of a labor union. Electro Rent considers its employee relations to be satisfactory and provides standard employee benefits and pays certain of the costs of employee education.

Item 2. Properties.

        Electro Rent's corporate headquarters are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 24,800 square feet are currently being leased to others, all of which will be available for future needs of the Company. There is no additional space in the building available for leasing.

        Electro Rent owns a facility in Wood Dale, Illinois containing approximately 30,750 square feet. It houses the Company's Chicago sales office, and currently has approximately 10,000 square feet available for lease.

        The Company's building at 15385 Oxnard Street, Van Nuys, California contains approximately 68,200 square feet, all of which is used by the Company. It houses the Company's California warehouse and laboratory operations and Los Angeles sales office.

        As of May 31, 1999 Electro Rent had both sales offices and equipment, calibration and service centers in the metropolitan areas of Atlanta, Boston, Chicago and Los Angeles. Electro Rent also has sales offices in Albany, Atlanta, Cleveland, Chicago, Dallas, Denver, Detroit, Houston, Kansas City, Minneapolis, Montreal, New York/ Newark, Philadelphia, Phoenix, Portland (OR), Rochester, San Diego, Seattle, Stamford, Toronto and Washington/Baltimore.

        Electro Rent's facilities aggregate approximately 626,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $3,997,000 in fiscal 1999. No rented facility is considered essential to the Company. The Company considers its facilities to be in good condition, well maintained and adequate for its needs.

Item 3. Legal Proceedings.

        The Company is engaged in an arbitration proceeding with General Electric Technology Management Services ("TMS") which involves a variety of claims arising out of the November 1997 purchase by the Company of certain assets and business of TMS.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of the security holders of the Company.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

        The Company's common stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. The symbol is ELRC. The quarterly market price ranges for the common stock for the two fiscal years ended May 31, 1999 as quoted on NASDAQ, shareholder information and dividend information are set forth on page 29 of the 1999 Annual Report and are incorporated herein by reference.

        None of the Company's preferred shares are issued and outstanding.

Item 6. Selected Financial Data.

        The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 1999 Annual Report, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information appearing under the above caption on pages 15 to 18 of the 1999 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

        The information appearing under the caption Quantitative and Qualitative Market Risk Disclosure on page 18 of the 1999 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        The Company's consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 19 to 29 of the 1999 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Nothing to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information appearing in the 1999 Proxy Statement under the captions Election of Directors (pages 1 to 3), Executive Officers (page 3), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 4), and Transactions With Management (page 4), is hereby incorporated by reference.

Item 11. Executive Compensation.

        Information appearing in the 1999 Proxy Statement under the caption Executive Compensation (pages 5 to 10) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information concerning the ownership of the Company's securities by the principal holders and by management is set forth in the 1999 Proxy Statement (pages 1 to 3), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information appearing in the 1999 Proxy Statement under the caption Transactions With Management (page 4) is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 1999 Annual Report.

                                                                        Page Number
                                                                        -----------
                                                                  1999 Annual
                   Item                                             Report        Form 10-K
                   ----                                             ------        ---------
Consolidated Balance Sheets at
  May 31, 1999 and 1998                                                20

Consolidated Statements of Income
  for each of the three years in
  the period ended May 31, 1999                                        19

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended May 31, 1999                                        21

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended May 31, 1999                                            22

Notes to Consolidated Financial Statements                          23 to 28

Report of Independent Public Accountants                               29

Schedule for each of the three years in the period ended May 31, 1999:

    II - Valuation and qualifying accounts                                           12

Consent and Report of Independent Public
   Accountants                                                                       14


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

        SECOND AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP & SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated as of June 1, 1991.

        THIRD AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated June 15, 1994.

        FOURTH AMENDMENT TO ELECTRO RENT CORPORATION SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated September 1, 1994.

        ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN TRUST AGREEMENT dated September 1, 1994.

        A copy of the GE Rentals Supplement to the Vangard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.

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

        (10)(E) A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of AMENDMENT NUMBER ONE TO ELECTRO RENT CORPORATION 1996 STOCK OPTION PLAN adopted November 1, 1996 is incorporated by reference to EXHIBIT
(10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.

        (10)(E) A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

        (11) Statement re computation of per share earnings is incorporated by reference to the 1999 Annual Report, pages 19, 24 and 26.

        (13) 1999 Annual Report. Only those portions of the 1999 Annual Report to security holders expressly incorporated hereby by reference are deemed "filed."

        (21) Subsidiaries of the Registrant.

             Genstar Rental Electronics, Inc., a Canadian corporation (formerly a subsidiary of Genstar Rental Electronics, Inc., a Delaware corporation).

             Electro Rent de Mexico S.A. de C.V., a Mexican corpora- tion.

             Data Rentals/Sales, Inc., a California corporation, and Genstar Rental Electronics, Inc., a Delaware corporation, the Registrant's formerly wholly owned subsidiaries, have been merged into the Registrant, their parent, by statutory merger. Their functions are conducted by divisions of Electro Rent.

        (22) Pages 1 and 15 to 29 of the Annual Report to Security Holders for the fiscal year ended May 31, 1999 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

        (d) Schedule of Financial Statements Required by Regulation S-X which is excluded from the 1999 Annual Report by Rule 14 a 3(b) (1):

                            ELECTRO RENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Years Ended May 31, 1999, 1998 and 1997
                                 (in thousands)

                        Balance
                           at          Additions                          Balance
                        Beginning     Charged to                          at End
       Description       of Year         Income        Deductions*        of Year
       -----------       ---------     ----------      -----------        -------
Allowance for doubtful
  receivables
        1999              $4,715          $2,714          $1,595          $5,834

        1998              $1,773          $3,158          $  216          $4,715

        1997              $1,464          $  717          $  408          $1,773



* Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            Electro Rent Corporation

Dated:  August 23, 1999.                    By  /s/ Daniel Greenberg
                                            -----------------------------------
                                                Daniel Greenberg, Chief
                                                Executive Officer and Director


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


        Signature                   Title                            Date
        ---------                   -----                            ----
/s/ Daniel Greenberg          Chairman of the Board
--------------------------    and Chief Executive Officer      August 23, 1999
  Daniel Greenberg

/s/ William Weitzman          President, Chief Operating
--------------------------    Officer and Director             August 23, 1999
  William Weitzman

/s/ Craig R. Jones            Chief Financial Officer          August 23, 1999
-------------------------
  Craig R. Jones

/s/ Gerald D. Barrone         Director                         August 23, 1999
-------------------------
  Gerald D. Barrone

                              Director                         August 23, 1999
-------------------------
  Nancy Y. Bekavac

                               Director                        August 23, 1999
-------------------------
  Joseph J. Kearns

/s/ S. Lee Kling                Director                       August 23, 1999
-------------------------
  S. Lee Kling

/s/ Michael R. Peevey           Director                       August 23, 1999
-------------------------
  Michael R. Peevey

/s/ Will Richeson, Jr.          Director                       August 23, 1999
-------------------------
  Will Richeson, Jr.


                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

        As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 3-37692.


Arthur Andersen LLP
Los Angeles, California
August 26, 1999





                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and Board of Directors of Electro Rent Corporation:

        We have audited the accompanying consolidated balance sheets of Electro Rent Corporation (a California corporation) and subsidiaries as of May 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Rent Corporation and subsidiaries as of May 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 1999 in conformity with generally accepted accounting principles.



Arthur Andersen LLP
Los Angeles, California
August 6, 1999