Form 10-Q
period 1999-08-31
ELECTRO RENT CORP
filed 1999-10-08
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 1999

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

                            Yes       X    NO

At October 7, 1999 registrant had 24,504,063 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 1999

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three Months
       Ended August 31, 1999 and 1998                                         3

      Condensed Consolidated Balance Sheets at
       August 31, 1999 and May 31, 1999                                       4

      Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended August 31, 1999 and 1998                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                12

SIGNATURES                                                                   13

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                            Three Months Ended
                                                           August 31
                                                             1999        1998
                                                           ---------   ---------
Revenues:
  Rentals and leases                                     $   52,540  $   62,166
  Sales of equipment
    and other revenues                                       10,213      10,435
                                                           ---------   ---------
    Total revenues                                           62,753      72,601
                                                           ---------   ---------
Costs and expenses:
  Depreciation of equipment                                  25,043      27,139
  Costs of revenues other
    than depreciation                                         8,672      12,091
  Selling, general and
    administrative expenses                                  16,926      23,160
  Interest                                                    1,687       3,853
                                                           ---------   ---------
    Total costs and expenses                                 52,328      66,243
                                                           ---------   ---------
Income before income taxes                                   10,425       6,358

Income taxes                                                  3,961       2,607
                                                           ---------   ---------
Net income                                               $    6,464  $    3,751
                                                           =========   =========
Earnings per share:
  Basic                                                  $     0.26  $     0.15
  Diluted                                                $     0.26  $     0.15

Average shares used in
  per share calculation:
  Basic                                                      24,484      24,418
  Diluted                                                    24,960      25,225



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          August 31,    May 31,
                                                              1999        1999
                                                           ---------   ---------
Cash                                                     $      444  $    4,039
Accounts receivable, net
  of allowance for doubtful accounts                         40,465      45,874
Rental and lease equipment, net
  of accumulated depreciation                               224,770     229,317
Other property, net of accumulated
  depreciation and amortization                              22,125      22,651
Goodwill and intangibles, net of amortization                61,031      61,469
Other                                                         5,354       5,358
                                                           ---------   ---------
                                                         $  354,189  $  368,708
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   79,400  $  107,500
  Accounts payable                                           29,108      21,555
  Accrued expenses                                           26,173      26,725
  Deferred income taxes                                      16,793      16,754
                                                           ---------   ---------
    Total liabilities                                       151,474     172,534
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               10,587      10,510
  Retained earnings                                         192,128     185,664
                                                           ---------   ---------
    Total shareholders' equity                              202,715     196,174
                                                           ---------   ---------
                                                         $  354,189  $  368,708
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Three Months Ended
                                                           August 31,
                                                              1999        1998
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $    6,464  $    3,751
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            26,088      28,418
    Provision for losses on accounts receivable                 254         810
    (Gain) loss on sale of equipment                         (1,427)        727
    Change in operating assets and liabilities:
      Decrease in accounts receivable                         5,155       3,705
      Decrease in other assets                                    4         126
      Decrease in accounts payable                           (2,596)       (144)
      Decrease in accrued expenses                             (552)     (1,002)
      Increase (decrease) in deferred income taxes               39         (78)
                                                           ---------   ---------
      Net cash provided by operating activities              33,429      36,313
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             8,960       9,319
  Payments for purchase of rental and lease equipment       (17,634)    (21,836)
  Payments for purchase of other property                      (327)       (274)
                                                           ---------   ---------
      Net cash used in investing activities                  (9,001)    (12,791)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (28,100)    (24,800)
  Proceeds from issuance of common stock                         77          39
                                                           ---------   ---------
      Net cash used in financing activities                 (28,023)    (24,761)
                                                           ---------   ---------
Net decrease in cash                                         (3,595)     (1,239)
Cash at beginning of period                                   4,039       2,281
                                                           ---------   ---------
Cash at end of period                                    $      444  $    1,042
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


Note 2 -- Interest and Income Taxes Paid
-------------------------------------------

      Total interest paid during the three month periods ended August 31, 1999 and 1998 was $1,536,000 and $4,287,000, respectively. Total income taxes paid during the three month period ended August 31, 1999 were $3,901,000 compared to $1,086,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 3 -- Noncash Investing and Financing Activities
-------------------------------------------------------

      The Company acquired equipment totaling $25,126,000 and $14,977,000 as of August 31, 1999 and May 31, 1999, respectively, and $19,270,000 and $19,231,000 as of August 31, 1998 and May 31, 1998, respectively, payable during subsequent quarters.

Note 4 -- Capital Leases
----------------------------

      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
August 31, 1999 investment in sales-type leases of $1,232,000 net of deferred interest of $80,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 5 -- Derivative Positions
----------------------------

      The Company has entered into interest rate protection agreements. The Company's exposure under these agreements is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under these agreements if the other parties fail to perform. The Company does not anticipate nonperformance by the counterparties, which are major financial institutions.

      The following interest rate protection agreements were held as of August 31, 1999 (in thousands, except percentages):


                                   Notional                            Interest
Description                         Amount     Expiration Dates            Rate
Interest rate cap agreement      $  25,000     December 1999              7.000%
Interest rate cap agreement         25,000     December 1999              7.000%
Interest rate cap agreement         25,000     December 1999              7.000%
Interest rate swap agreement        25,000     December 2000              5.939%
                                   --------
                                 $ 100,000
                                   --------

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of August 31, 1999 and the results of operations for the three month periods ended August 31, 1999 and 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's Annual Report on Form 10-K (pages 15-18) to which the reader is directed for additional information.


Results of Operations

Comparison of Three Months Ended August 31, 1999 and 1998

Total revenues for the three months ended August 31, 1999 decreased 13.6% to $62.8 million from $72.6 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months. Rental and lease revenues decreased 15.5% to $52.5 million and sales of equipment and other revenues decreased 2.1% to $10.2 million, largely for the reasons noted above.

Depreciation of equipment increased from 43.7% of rental and lease revenues in the first quarter of fiscal 1999 to 47.7% of rental and lease revenues in the first quarter of fiscal 2000. This increase is primarily due to lower personal computer utilization and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 107.8% of equipment sales in the first quarter of fiscal 1999 to 84.1% of equipment sales in the first quarter of fiscal 2000. This decrease is primarily attributable to a more normal sale activity for the current quarter.

Selling, general and administrative expenses totaled $16.9 million for the first quarter of fiscal 2000, or 27.0% of revenues, as compared to $23.2 million, or 31.9% of revenues, for the first quarter of fiscal 1999. This decrease of the expense ratio reflects revenue declines experienced during the last twelve months, which were offset in greater proportion by cost savings resulting from the integration of TMS, including the elimination of redundant functions and facilities.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $12.1 million or 19.3% of total revenues in the first quarter of fiscal 2000 compared to $10.2 million or 14.1% of total revenues in the first quarter of fiscal 1999.

Interest expense decreased to $1.7 million in the first quarter of fiscal 2000 from $3.9 million in the first quarter of fiscal 1999. This decrease is primarily due to a reduction of the Company's loans with various banks from $202.1 million at August 31, 1998 to $79.4 million at August 31, 1999.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months and this has been reflected in lower purchases of equipment. However, during the first quarter of fiscal 2000, increased purchases of equipment were made to support some areas of growth for both personal computers and test and measurement equipment. In spite of these increased purchases, bank borrowings are expected to continue declining during fiscal 2000.

During the three months ended August 31, 1999 and 1998 net cash provided by operating activities was $33.4 million and $36.3 million, respectively. The decrease in fiscal 2000 results primarily from a decrease in depreciation and amortization and accounts payable. During the three months ended August 31, 1999 and 1998 net cash used in investing activities was $9.0 million and $12.8 million, respectively. This decrease is primarily attributable to a lower level of payments for equipment purchases. During the first three months of fiscal 2000 net cash used in financing activities was $28.0 million, compared to $24.8 million in the first three months of fiscal 1999, reflecting greater repayments of bank borrowings.

The Company has available a revolving line of credit of $110 million, subject to certain borrowing base restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $79.4 million under the Credit Facility at August 31, 1999.

Year 2000 Compliance

General. The computer systems issue relating to dates beyond 1999 is the result of many computer programs being written to use and store dates with only the last two digits of the applicable year. As a result, these programs may assume that all two-digit dates are twentieth century dates. This could result in system failure, anomalous system behavior or incorrect system reporting. System failure could, in turn, temporarily affect the Company's ability to process customer transactions, interface with vendors and engage in similar normal business activities.

The Company has assessed how it may be impacted. The Company has substantially completed implementation of its plan to address all known aspects of the issue.

Software Information Systems. Software information systems consist of the Company's base financial and operations system (internally-developed PERFECT system), other smaller scale software applications and other programs developed internally. All of these systems were found to be substantially Year 2000 compliant with immaterial associated costs.

Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems include all data center equipment (Sun Microsystems Enterprise 6000) and networks (Novell and Microsoft NT). All of these systems were found to be substantially Year 2000 compliant with the exception of the Sun 6000 operating system. This was upgraded with immaterial associated costs.

Communications Systems. Communications systems include all data center equipment and software systems used to support external communications with customers, employees, suppliers and business partners, and all corporate equipment and software systems used to support internal business management communications. Corporate communications systems have been recently replaced and/or upgraded. Each significant component of these communications systems has been tested and all were found to be substantially Year 2000 compliant with immaterial associated costs. The Company evaluated communications systems at each of its field offices and made necessary replacements and/or upgrades with immaterial associated costs.

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

Rental and Lease Equipment Pool. The Company has reviewed its rental and lease equipment pool to determine whether its use and market value may be materially adversely affected by the Year 2000 conversion. The Company may encounter Year 2000 risk as a result of the Year 2000 failure of equipment rented, leased or sold by the Company. The Company may face claims from customers and their end users arising in connection with bodily injury, property damage and business interruption as a result of a Year 2000 failure in equipment provided by the Company. Based on the Company's standard rental and lease agreements, the Company believes that it would not be liable for such claims. However, there can be no assurance that such claims will not be brought against the Company.

Additionally, Year 2000 may have an impact on the fair market value of the Company's rental and lease equipment pool for which the manufacturer does not make available a Year 2000 compliance upgrade path or in the event an available Year 2000 upgrade is cost prohibitive relative to the market value of the equipment. Although the Company is still in the process of evaluating any potential Year 2000 market value risks, nothing has come to the Company's attention that would lead it to believe that the amounts the Company will ultimately realize would result in gross margins materially different from current levels.

Contingency Planning. The Company has determined that a comprehensive contingency plan is not required to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address Year 2000 readiness. The Company believes that failure will not alone adversely affect the continuity of the core business. The Company believes it is substantially Year 2000 compliant and that business risks have been minimized. However, there can be no guarantee that Year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.


Qualitative And Quantitative Market Risk Disclosures

The Company's primary market risk exposure is interest rate risk, primarily related to its borrowings under its unsecured revolving credit facility. However, a changing interest rate environment does not necessarily impact the Company's margins since the effects of higher or lower borrowing costs may be reflected in the rates on newly rented and leased assets. The Company attempts to reduce this risk by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

The table below presents the principal (or notional) amounts of the Company's bank borrowings and derivative financial instruments by expected maturity dates. The table reflects expected maturities as of August 31, 1999 and does not reflect changes which could arise after that time. There are no expected maturities after May 31, 2001. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates.

                                   Year ended May 31,                    Fair
(in thousands except percentages)    2000        2001        Total       Value

 Bank Borrowings                 $  41,900   $  37,500   $   79,400  $   79,400
    Principal amount(a)              VR%         VR%          VR%
    Average interest rate(b)
 Interest Rate CAPs
    Notional amount(c)           $  75,000               $   75,000  $      (23)
    Weighted-average fixed rate(c)     7.0%                     7.0%
 Interest Rate SWAP
    Notional amount(d)                       $  25,000       25,000
    Rate to be paid by the Company               5.939%       5.939%
    Rate to be received by the Company         3-month      3-month
                                                Libor        Libor

(a) Bank borrowings consist of the Company's unsecured revolving line of credit, which provided for total available credit of $110.0 million at August 31, 1999. Interest on the line of credit is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at the Company's option, either at the LIBOR plus margin (as defined) or the Base Rate (as defined).

(b) Variable Rate (VR) based on LIBOR plus margin or Base Rate as defined in the Credit Agreement.

(c) In December 1997 the Company entered into three 2-year interest rate cap agreements, each with a notional amount of $25.0 million and a fixed rate of 7.0%

(d) In December 1997, the Company entered into one 3-year floating rate to fixed rate interest rate swap agreement in the notional amount of $25.0 million.

The Company is also subject to foreign currency rate risk relating to rentals and leases denominated in Canadian dollars. The Company has determined that hedging of these assets is not cost effective and instead attempts to minimize currency exposure risk through working capital management. The Company does not believe that any foreseeable change in currency rates would have a material effect on its financial position or results of operations.

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) On October 7, 1999, the 1999 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 22,219,014 shares were present in person or by proxy out of a total of 24,480,813 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

Name                               Number of Votes

Gerald D. Barrone                  22,155,570
Nancy Y. Bekavac                   22,155,570
Daniel Greenberg                   22,156,217
Joseph J. Kearns                   22,155,552
S. Lee Kling                       22,156,070
Michael R. Peevey                  22,155,859
Will Richeson, Jr.                 22,155,570
William Weitzman                   22,155,559

       (c)     Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 22,140,621 shares were voted for, 18,249 were voted against, and 60,143 shares abstained from voting.






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

                                         ELECTRO RENT CORPORATION

DATED:        October 7, 1999            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer