Form 10-Q
period 1999-11-30
ELECTRO RENT CORP
filed 2000-01-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED NOVEMBER 30, 1999

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

                            Yes       X    NO

At January 10, 2000 registrant had 24,613,635 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 1999

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three
       and Six Months Ended November 30, 1999 and 1998                        3

      Condensed Consolidated Balance Sheets at
       November 30, 1999 and May 31, 1999                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Six Months Ended November 30, 1999 and 1998                            5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                13

SIGNATURES                                                                   14

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Six Months Ended
                                   November 30             November 30
                                     1999        1998        1999        1998
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  52,025   $  60,538   $  104,565  $  122,704
  Sales of equipment
    and other revenues               9,440       8,455       19,653      18,890
                                   --------    --------    ---------   ---------
    Total revenues                  61,465      68,993      124,218     141,594
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         25,233      26,880       50,276      54,019
  Costs of revenues other
    than depreciation                7,820       7,211       16,492      19,302
  Selling, general and
    administrative expenses         17,011      20,446       33,937      43,606
  Interest                           1,555       3,347        3,242       7,200
                                   --------    --------    ---------   ---------
    Total costs and expenses        51,619      57,884      103,947     124,127
                                   --------    --------    ---------   ---------
Income before income taxes           9,846      11,109       20,271      17,467

Income taxes                         3,741       4,554        7,702       7,161
                                   --------    --------    ---------   ---------
Net income                       $   6,105   $   6,555   $   12,569  $   10,306
                                   ========    ========    =========   =========
Earnings per share:
  Basic                          $    0.25   $    0.27   $     0.51  $     0.42
  Diluted                        $    0.24   $    0.26   $     0.50  $     0.41

Average shares used in
  per share calculation:
  Basic                             24,536      24,431       24,510      24,425
  Diluted                           24,975      24,934       24,967      25,086



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          November 30,  May 31,
                                                              1999        1999
                                                           ---------   ---------
Cash                                                     $      864  $    4,039
Accounts receivable, net
  of allowance for doubtful accounts                         38,012      45,874
Rental and lease equipment, net
  of accumulated depreciation                               214,556     229,317
Other property, net of accumulated
  depreciation and amortization                              21,647      22,651
Goodwill and intangibles, net of amortization                60,594      61,469
Other                                                         5,577       5,358
                                                           ---------   ---------
                                                         $  341,250  $  368,708
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   68,400  $  107,500
  Accounts payable                                           23,398      21,555
  Accrued expenses                                           23,584      26,725
  Deferred income taxes                                      16,830      16,754
                                                           ---------   ---------
    Total liabilities                                       132,212     172,534
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               10,805      10,510
  Retained earnings                                         198,233     185,664
                                                           ---------   ---------
    Total shareholders' equity                              209,038     196,174
                                                           ---------   ---------
                                                         $  341,250  $  368,708
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Six Months Ended
                                                           November 30,
                                                              1999        1998
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   12,569  $   10,306
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            52,749      56,500
    Provision for losses on accounts receivable                 593       1,434
    Gain on sale of equipment                                (2,996)       (483)
    Change in operating assets and liabilities:
      Decrease in accounts receivable                         7,269       5,765
      Decrease (increase) in other assets                      (609)      1,445
      Increase (decrease) in accounts payable                (2,354)      5,758
      Decrease in accrued expenses                           (3,141)       (781)
      Increase (decrease) in deferred income taxes               76        (214)
                                                           ---------   ---------
      Net cash provided by operating activities              64,156      79,730
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            17,087      16,261
  Payments for purchase of rental and lease equipment       (45,395)    (45,845)
  Payments for purchase of other property                      (218)       (262)
                                                           ---------   ---------
      Net cash used in investing activities                 (28,526)    (29,846)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (39,100)    (49,900)
  Proceeds from issuance of common stock                        295          39
                                                           ---------   ---------
      Net cash used in financing activities                 (38,805)    (49,861)
                                                           ---------   ---------
Net increase (decrease) in cash                              (3,175)         23
Cash at beginning of period                                   4,039       2,281
                                                           ---------   ---------
Cash at end of period                                    $      864  $    2,304
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


Note 2 -- Interest and Income Taxes Paid
-------------------------------------------
      Total interest paid during the six month periods ended November 30, 1999 and 1998 was $2,960,000 and $7,205,000, respectively. Total income taxes paid during the six month period ended November 30, 1999 were $11,215,000 compared to $6,523,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 3 -- Noncash Investing and Financing Activities
-------------------------------------------------------
      The Company acquired equipment totaling $19,173,000 and $14,977,000 as of November 30, 1999 and May 31, 1999, respectively, and $13,186,000 and $19,231,000 as of November 30, 1998 and May 31, 1998, respectively, payable during subsequent quarters.

Note 4 -- Capital Leases
----------------------------
      The Company has certain customer leases providing bargain purchase
options with a portion of lease revenue deferred until option exercise.   At
November 30, 1999 investment in sales-type leases of $1,320,000 net of deferred interest of $74,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

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

The following interest rate protection agreements were held as of November 30, 1999 (in thousands, except percentages):

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

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of November 30, 1999 and the results of operations for the three and six month periods ended November 30, 1999 and 1998. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 1999 Annual Report on Form 10-K (pages 15-18) to which the reader is directed for additional information.


Results of Operations

Comparison of Three Months Ended November 30, 1999 and 1998

Total revenues for the three months ended November 30, 1999 decreased 10.9% to $61.5 million from $69.0 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months. Rental and lease revenues decreased 14.1% to $52.0 million, largely for the reasons noted above, and sales of equipment and other revenues increased 11.6% to $9.4 million.

Depreciation of equipment increased from 44.4% of rental and lease revenues in the second quarter of fiscal 1999 to 48.5% of rental and lease revenues in the second quarter of fiscal 2000. This increase is primarily due to lower personal computer utilization and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 82.6% of equipment sales in the second quarter of fiscal 1999 to 80.7% of equipment sales in the second quarter of fiscal 2000. This decrease is primarily attributable to a more normal sale activity for the current quarter.

Selling, general and administrative expenses totaled $17.0 million for the second quarter of fiscal 2000, or 27.6% of revenues, as compared to $20.4 million, or 29.6% of revenues, for the second quarter of fiscal 1999. This decrease of the expense ratio reflects revenue declines experienced during the last twelve months, which were offset in greater proportion by cost savings resulting from organizational changes, including the reduction of excess capacity.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $11.4 million or 18.5% of total revenues in the second quarter of fiscal 2000 compared to $14.5 million or 21.0% of total revenues in the second quarter of fiscal 1999.

Interest expense decreased to $1.6 million in the second quarter of fiscal 2000 from $3.3 million in the second quarter of fiscal 1999. This decrease is primarily due to a reduction of the Company's loans with various banks from $177.0 million at November 30, 1998 to $68.4 million at November 30, 1999.






Comparison of Six Months Ended November 30, 1999 and 1998

Total revenues for the six months ended November 30, 1999 decreased 12.3% to $124.2 million from $141.6 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months. Rental and lease revenues decreased 14.8% to $104.6 million, largely for the reasons noted above, and sales of equipment and other revenues increased 4.0% to $19.7 million.

Depreciation of equipment increased from 44.0% of rental and lease revenues in the first half of fiscal 1999 to 48.1% of rental and lease revenues in the first half of fiscal 2000. This increase is primarily due to lower personal computer utilization and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 97.0% of equipment sales in the first half of fiscal 1999 to 82.5% of equipment sales in the first half of fiscal 2000. This decrease is primarily attributable to a more normal sale activity for the current year.

Selling, general and administrative expenses totaled $33.9 million for the first half of fiscal 2000, or 27.3% of revenues, as compared to $43.6 million, or 30.8% of revenues, for the first half of fiscal 1999. This decrease of the expense ratio reflects revenue declines experienced during the last twelve months, which were offset in greater proportion by cost savings resulting from organizational changes, including the reduction of excess capacity.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $23.5 million or 18.9% of total revenues in the first half of fiscal 2000 compared to $24.7 million or 17.4% of total revenues in the first half of fiscal 1999.

Interest expense decreased to $3.2 million in the first half of fiscal 2000 from $7.2 million in the first half of fiscal 1999. This decrease is primarily due to a reduction of the Company's loans with various banks from $177.0 million at November 30, 1998 to $68.4 million at November 30, 1999.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months and this has been reflected in lower purchases of equipment. However, during the first half of fiscal 2000, increased purchases of equipment were made to support some areas of growth for both personal computers and test and measurement equipment. In spite of these increased purchases, bank borrowings are expected to continue declining during fiscal 2000.

During the six months ended November 30, 1999 and 1998 net cash provided by operating activities was $64.2 million and $79.7 million, respectively. The decrease in fiscal 2000 results primarily from lower earnings before depreciation and gain on sale of equipment and decreases in accounts payable and accrued expenses. During the six months ended November 30, 1999 and 1998 net cash used in investing activities was $28.5 million and $29.8 million, respectively. This decrease is primarily attributable to a lower level of payments for equipment purchases. During the first six months of fiscal 2000 net cash used in financing activities was $38.8 million, compared to $49.9 million in the first six months of fiscal 1999, reflecting a decline in repayments of bank borrowings.

The Company has available a revolving line of credit of $83.0 million, subject to certain borrowing base restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $68.4 million under the Credit Facility at November 30, 1999.

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

Prior to Y2000, the Company completed implementation of its plan to address all known aspects of the issue, with immaterial associated costs. During the first two weeks of Y2000, the Company assessed how it was impacted.

Software Information Systems. Software information systems consist of the Company's base financial and operations system (internally-developed PERFECT system), other smaller scale software applications and other programs developed internally. All of these systems were found to be Year 2000 compliant.

Vendor Provided Computer Hardware and Operating Systems. Vendor provided computer hardware and operating systems include all data center equipment (Sun Microsystems Enterprise 6000) and networks (Novell and Microsoft NT). All of these systems were found to be Year 2000 compliant.

Communications Systems. Communications systems include all data center equipment and software systems used to support external communications with customers, employees, suppliers and business partners, and all corporate equipment and software systems used to support internal business management communications. Corporate and field office communications systems were found to be Year 2000 compliant.

Suppliers and Other Business Partners. This area of the plan called for all significant suppliers and other business partners to be monitored for Year 2000 readiness. The Company is not currently aware of any single vendor or business partner with Year 2000 compliance issues that could have a material impact on
the Company.   The Company can provide no assurance that Year 2000 compliance was successfully implemented by all of its suppliers.

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

Contingency Planning. The Company determined that a comprehensive contingency plan was not required to address the risk of operational problems and costs likely to result from a failure by the Company or by a supplier or business partner to address Year 2000 readiness. The Company believes that failure will not alone adversely affect the continuity of the core business. The Company believes it is substantially Year 2000 compliant and that business risks have been minimized. However, there can be no guarantee that Year 2000 compliance issues not yet identified or fully addressed will not materially affect the Company's operations or expose it to third party liability.


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

The table below presents the principal (or notional) amounts of the Company's bank borrowings and derivative financial instruments by expected maturity dates. The table reflects expected maturities as of November 30, 1999 and does not reflect changes which could arise after that time. There are no expected maturities after May 31, 2001. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates.

                                   Year ended May 31,                    Fair
(in thousands except percentages)    2000        2001        Total       Value

 Bank Borrowings
    Principal amount(a)          $  30,900   $  37,500   $   68,400  $   68,400
    Average interest rate(b)         VR%         VR%          VR%
 Interest Rate CAPs
    Notional amount(c)           $  75,000               $   75,000
    Weighted-average fixed rate(c)     7.0%                     7.0%
 Interest Rate SWAP
    Notional amount(d)                       $  25,000   $   25,000  $       35
    Rate to be paid by the Company               5.939%       5.939%
    Rate to be received by the Company         3-month      3-month
                                                Libor        Libor

(a) Bank borrowings consist of the Company's unsecured revolving line of credit, which provided for total available credit of $83.0 million at November 30, 1999. Interest on the line of credit is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at the Company's option, either at the LIBOR plus margin (as defined) or the Base Rate (as defined).

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

                                         ELECTRO RENT CORPORATION

DATED:        January 13, 2000            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer