Form 10-Q
period 2000-02-29
ELECTRO RENT CORP
filed 2000-04-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTER ENDED FEBRUARY 29, 2000

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

                            Yes       X    NO

At April 4, 2000 registrant had 24,632,585 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 29, 2000

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three
       and Nine Months Ended February 29, 2000 and February 28, 1999          3

      Condensed Consolidated Balance Sheets at
       February 29, 2000 and May 31, 1999                                     4

      Condensed Consolidated Statements of Cash Flows for the
       Nine Months Ended February 29, 2000 and February 28, 1999              5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   8

Part II:    OTHER INFORMATION                                                13

SIGNATURES                                                                   14

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                    Three Months Ended      Nine Months Ended
                                   February 29 February 28 February 29 February 28
                                     2000        1999        2000        1999
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  47,601   $  56,382   $  152,166  $  179,086
  Sales of equipment
    and other revenues              11,488       8,430       31,141      27,320
                                   --------    --------    ---------   ---------
    Total revenues                  59,089      64,812      183,307     206,406
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         23,254      27,092       73,530      81,111
  Costs of revenues other
    than depreciation               10,352       6,287       26,844      25,589
  Selling, general and
    administrative expenses         15,521      17,164       49,458      60,770
  Interest                           1,270       2,708        4,512       9,908
                                   --------    --------    ---------   ---------
    Total costs and expenses        50,397      53,251      154,344     177,378
                                   --------    --------    ---------   ---------
Income before income taxes           8,692      11,561       28,963      29,028

Income taxes                         3,303       4,740       11,005      11,901
                                   --------    --------    ---------   ---------
Net income                       $   5,389   $   6,821   $   17,958  $   17,127
                                   ========    ========    =========   =========
Earnings per share:
  Basic                          $    0.22   $    0.28   $     0.73  $     0.70
  Diluted                        $    0.22   $    0.27   $     0.72  $     0.68

Average shares used in
  per share calculation:
  Basic                             24,621      24,453       24,547      24,434
  Diluted                           24,982      24,941       24,972      25,032



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          February 29,  May 31,
                                                              2000        1999
                                                           ---------   ---------
Cash                                                     $      861  $    4,039
Accounts receivable, net
  of allowance for doubtful accounts                         36,051      45,874
Rental and lease equipment, net
  of accumulated depreciation                               202,613     229,317
Other property, net of accumulated
  depreciation and amortization                              21,159      22,651
Goodwill and intangibles, net of amortization                60,156      61,469
Other                                                         5,624       5,358
                                                           ---------   ---------
                                                         $  326,464  $  368,708
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $   49,100  $  107,500
  Accounts payable                                           23,508      21,555
  Accrued expenses                                           22,484      26,725
  Deferred income taxes                                      16,863      16,754
                                                           ---------   ---------
    Total liabilities                                       111,955     172,534
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               10,887      10,510
  Retained earnings                                         203,622     185,664
                                                           ---------   ---------
    Total shareholders' equity                              214,509     196,174
                                                           ---------   ---------
                                                         $  326,464  $  368,708
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Nine Months Ended
                                                           February 29 February 28
                                                             2000        1999
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   17,958  $   17,127
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            77,185      84,822
    Provision for losses on accounts receivable                 923       2,362
    Gain on sale of equipment                                (3,907)     (2,698)
    Change in operating assets and liabilities:
      Decrease in accounts receivable                         8,900      10,235
      Decrease (increase) in other assets                      (851)        485
      Increase (decrease) in accounts payable                (6,124)        541
      Increase (decrease) in accrued expenses                (4,241)      1,055
      Increase (decrease) in deferred income taxes              109        (356)
                                                           ---------   ---------
      Net cash provided by operating activities              89,952     113,573
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            27,025      23,480
  Payments for purchase of rental and lease equipment       (61,885)    (57,963)
  Payments for purchase of other property                      (247)       (327)
                                                           ---------   ---------
      Net cash used in investing activities                 (35,107)    (34,810)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (58,400)    (80,200)
  Proceeds from issuance of common stock                        377          47
                                                           ---------   ---------
      Net cash used in financing activities                 (58,023)    (80,153)
                                                           ---------   ---------
Net decrease in cash                                         (3,178)     (1,390)
Cash at beginning of period                                   4,039       2,281
                                                           ---------   ---------
Cash at end of period                                    $      861  $      891
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


Note 2 -- Interest and Income Taxes Paid
-------------------------------------------
Total interest paid during the nine month periods ended February 29, 2000 and February 28, 1999 was $3,949,000 and $11,507,000, respectively. Total income taxes paid during the nine month period ended February 29, 2000 were $15,040,000 compared to $8,399,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.


Note 3 -- Noncash Investing and Financing Activities
-------------------------------------------------------
The Company acquired equipment totaling $23,054,000 and $14,977,000 as of February 29, 2000 and May 31, 1999, respectively, and $14,642,000 and $19,231,000 as of February 28, 1999 and May 31, 1998, respectively, payable during subsequent quarters.

Note 4 -- Capital Leases
----------------------------
The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At February
29, 2000 investment in sales-type leases of $1,339,000 net of deferred interest of $75,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 5 -- Derivative Positions
----------------------------
The Company has entered into an interest rate protection agreement. The Company's exposure under this agreement is limited to the impact of variable interest rate fluctuations and the periodic settlement of amounts due under this agreement if the other party fails to perform. The Company does not anticipate nonperformance by the counterparty, which is a major financial institution.

As of February 29, 2000, the Company held one interest rate swap agreement with a notional amount of $25,000,000, interest rate of 5.939% and expiration date of December 2000.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of February 29, 2000 and the results of operations for the three and nine month periods ended February 29, 2000 and February 28, 1999. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 1999 Annual Report on Form 10-K (pages 15-18) to which the reader is directed for additional information.


Results of Operations

Comparison of Three Months Ended February 29, 2000 and February 28, 1999

Total revenues for the three months ended February 29, 2000 decreased 8.8% to $59.1 million from $64.8 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months, but partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 15.6% to $47.6 million, largely for the reasons noted above, and sales of equipment and other revenues increased 36.3% to $11.5 million, primarily reflecting a higher volume of PC sales.

Depreciation of equipment increased from 48.1% of rental and lease revenues in the third quarter of fiscal 1999 to 48.9% of rental and lease revenues in the third quarter of fiscal 2000. This increase is primarily due to lower personal computer utilization and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased from 69.3% of equipment sales in the third quarter of fiscal 1999 to 90.8% of equipment sales in the third quarter of fiscal 2000. This increase primarily reflects a higher volume of PC sales which have lower sales margins than test and measurement equipment.

Selling, general and administrative expenses totaled $15.5 million for the third quarter of fiscal 2000, or 26.3% of revenues, as compared to $17.2 million, or 26.5% of revenues, for the third quarter of fiscal 1999. This increase of the expense ratio reflects revenue declines experienced during the last twelve months, which were almost offset by cost savings resulting from organizational changes, including the reduction of excess capacity.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $10.0 million or 16.9% of total revenues in the third quarter of fiscal 2000 compared to $14.3 million or 22.0% of total revenues in the third quarter of fiscal 1999.

Interest expense decreased to $1.3 million in the third quarter of fiscal 2000 from $2.7 million in the third quarter of fiscal 1999. This decrease is primarily due to a reduction of the Company's loans with various banks from $146.7 million at February 28, 1999 to $49.1 million at February 29, 2000, partially offset by higher interest rates.


Comparison of Nine Months Ended February 29, 2000 and February 28, 1999

Total revenues for the nine months ended February 29, 2000 decreased 11.2% to $183.3 million from $206.4 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months. Rental and lease revenues decreased 15.0% to $152.2 million, largely for the reasons noted above, and sales of equipment and other revenues increased 14.0% to $31.1 million, primarily reflecting a higher volume of PC sales.

Depreciation of equipment increased from 45.3% of rental and lease revenues in the first nine months of fiscal 1999 to 48.3% of rental and lease revenues in the first nine months of fiscal 2000. This increase is primarily due to lower personal computer utilization and an acceleration of depreciation for personal computers which was implemented at the beginning of fiscal 1999.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 88.5% of equipment sales in the first nine months of fiscal 1999 to 85.5% of equipment sales in the first nine months of fiscal 2000. This decrease is primarily attributable to a more normal sale activity for the current year.

Selling, general and administrative expenses totaled $49.5 million for the first nine months of fiscal 2000, or 27.0% of revenues, as compared to $60.8 million, or 29.4% of revenues, for the first nine months of fiscal 1999. This decrease of the expense ratio reflects revenue declines experienced during the last twelve months, which were offset in greater proportion by cost savings resulting from organizational changes, including the reduction of excess capacity.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $33.5 million or 18.3% of total revenues in the first nine months of fiscal 2000 compared to $38.9 million or 18.9% of total revenues in the first nine months of fiscal 1999.

Interest expense decreased to $4.5 million in the first nine months of fiscal 2000 from $9.9 million in the first nine months of fiscal 1999. This decrease is primarily due to a reduction of the Company's loans with various banks from $146.7 million at February 28, 1999 to $49.1 million at February 29, 2000, partially offset by higher interest rates.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months. However, during the first three quarters of fiscal 2000, increased purchases of equipment were made to support some areas of growth for both personal computers and test and measurement equipment. In spite of these increased purchases, bank borrowings are expected to continue declining during fiscal 2000 and 2001.

During the nine months ended February 29, 2000 and February 28, 1999 net cash provided by operating activities was $90.0 million and $113.6 million, respectively. The decrease in fiscal 2000 results primarily from lower earnings before depreciation and gain on sale of equipment and decreases in accounts payable and accrued expenses. During the nine months ended February 29, 2000 and February 28, 1999 net cash used in investing activities was $35.1 million and $34.8 million, respectively. This increase is primarily attributable to a higher level of payments for equipment purchases, primarily in the test and measurement area, which more than offset increased proceeds from the sale of equipment. During the first nine months of fiscal 2000 net cash used in financing activities was $58.0 million, compared to $80.2 million in the first nine months of fiscal 1999, reflecting a decline in repayments of bank borrowings.

The Company has available a revolving line of credit of $63.0 million, subject to certain borrowing base restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $49.1 million under the Credit Facility at February 29, 2000.


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

Prior to 2000, the Company completed implementation of its plan to address all known aspects of the issue, with immaterial associated costs. During the first three months of 2000, the Company assessed how it was impacted.

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

The table below presents the principal (or notional) amounts of the Company's bank borrowings and derivative financial instruments by expected maturity dates. The table reflects expected maturities as of February 29, 2000 and does not reflect changes which could arise after that time. There are no expected maturities after May 31, 2001. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates.


                                   Year ended May 31,                    Fair
(in thousands except percentages)    2000        2001        Total       Value

 Bank Borrowings
    Principal amount(a)          $  19,300   $  29,800   $   49,100  $   49,100
    Average interest rate(b)         VR%         VR%          VR%
 Interest Rate SWAP
    Notional amount(c)                       $  25,000   $   25,000  $       98
    Rate to be paid by the Company               5.939%       5.939%
    Rate to be received by the Company         3-month      3-month
                                                Libor        Libor

(a) Bank borrowings consist of the Company's unsecured revolving line of credit, which provided for total available credit of $63.0 million at February 29, 2000. Interest on the line of credit is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at the Company's option, either at the LIBOR plus margin (as defined) or the Base Rate (as defined).

(b) Variable Rate (VR) based on LIBOR plus margin or Base Rate as defined in the Credit Agreement.

(c) In December 1997, the Company entered into one 3-year floating rate to fixed rate interest rate swap agreement in the notional amount of $25.0 million.

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

                                         ELECTRO RENT CORPORATION

DATED:        April 13, 2000            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer