Form 10-K
period 2000-05-31
ELECTRO RENT CORP
filed 2000-08-28
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT

                     Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended May 31, 2000                Commission File No. 0-9061

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

      The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant as of August 14, 2000 was $240,141,711.

      Number of shares of Common Stock outstanding as of August 14, 2000:
24,341,611 shares.

                            ELECTRO RENT CORPORATION

                             FORM 10-K ANNUAL REPORT

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Pages 1 and 13 to 27 of the Annual Report to Security Holders for the fiscal year ended May 31, 2000 (the "2000 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

     2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 12, 2000 (the "2000 Proxy Statement").

                              CROSS REFERENCE SHEET

                     Showing Location in 2000 Annual Report
                     and 2000 Proxy Statement of Information
                         Required by Items of Form 10-K

                                                     Caption and Reference
   Form 10-K Item                                 in 2000 Annual Report ("AR")
 Number and Caption                              or 2000 Proxy Statement ("PS")
 ------------------                              ------------------------------
                                     PART II
 5.  Market for the Registrant's
     Common Equity and Related
     Shareholders Matters                            AR page 27

 6.  Selected Financial Data                         AR page 1

 7.  Management's Discussion and
     Analysis of Financial
     Condition and Results of
     Operations                                      AR pages 13 to 15

7A.  Quantitative and Qualitative
     Disclosure About Market Risk                    AR page 15

 8.  Financial Statements and
     Supplementary Data                              AR pages 16 to 26

                                    PART III

10.  Directors and Executive
     Officers of the Registrant                      PS pages 2 and 3

11.  Executive Compensation                          PS pages 6 to 9

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

     The Company primarily engages in the rental, lease and sale of state-of-the-art electronic equipment. About 51% of the Company's equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder comprises personal computers and workstations. Personal computer lines include those from Compaq, Dell, IBM, Apple, and Toshiba; while workstations are purchased primarily from Sun Microsystems and Hewlett Packard. A large part of its equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. Management believes that the Company's test and measurement equipment is primarily used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. The Company also rents equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of the Company's revenues for the fiscal year ended May 31, 2000. No significant portion of the Company's revenues are currently derived from direct United States Government contracts.

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

     Since it acquired the rental business of General Electric Technology Management Services in November 1997, Electro Rent has become one of the larger companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including Technology Rentals & Services, a division of CIT Group; Agilent Lease & Finance Division; Telogy; and Continental Resources. Since the larger of these firms are divisions of large corporations, these firms have access to greater financial and other resources than does the Company.

     Electro Rent's business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines because a number of customers close for extended Christmas-New Year vacation. In addition, the shortness of February results in a reduced level of rental billing.

     Electro Rent purchases the majority of its equipment from leading suppliers of electronic equipment. The research and development, manufacturing and marketing trends and activities of the Company's major suppliers tend to shape the nature of the rental and lease demand of the Company's customers and the availability of equipment. As a result, Electro Rent's business is significantly affected by the continued research and development, manufacturing and financial condition of its major suppliers, particularly Agilent Technologies.

     Electro Rent believes that its relationships with its major suppliers are good. Because of the volume of its purchases and its long-term purchase arrangements, the Company obtains favorable price discounts.

     At May 31, 2000, Electro Rent and its subsidiary employed approximately 654 individuals. None of the employees is a member of a labor union. Electro Rent considers its employee relations to be satisfactory and provides standard employee benefits and pays certain of the costs of employee education.

Item 2. Properties.

     Electro Rent's corporate headquarters and Los Angeles sales office are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 24,800 square feet are currently being leased to others, all of which will be available for future needs of the Company. There is no additional space in the building available for leasing.

     Electro Rent owns a facility in Wood Dale, Illinois containing approximately 30,750 square feet. It currently is unoccupied and listed for sale.

     The Company's building at 15385 Oxnard Street, Van Nuys, California contains approximately 68,200 square feet, all of which is used by the Company. It houses the Company's California warehouse and laboratory operations.

     As of May 31, 2000 Electro Rent had both sales offices and equipment calibration and service centers in the metropolitan areas of Atlanta, Chicago and Los Angeles. Electro Rent also has sales offices in Atlanta, Boston, Cleveland, Chicago, Dallas, Denver, Detroit, Houston, Kansas City, Minneapolis, Montreal, New York/Newark, Philadelphia, Phoenix, Portland (OR), Rochester, San Diego, San Francisco, Seattle, Stamford, Toronto and Washington/Baltimore.

     Electro Rent's facilities aggregate approximately 554,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $3,630,000 in fiscal 2000. No rented facility is considered essential to the Company. The Company considers its facilities to be in good condition, well maintained and adequate for its needs.

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

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

     The Company's common stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. The symbol is ELRC. The quarterly market price ranges for the common stock for the two fiscal years ended May 31, 2000 as quoted on NASDAQ, shareholder information and dividend information are set forth on page 27 of the 2000 Annual Report and are incorporated herein by reference.

     None of the Company's preferred shares are issued and outstanding.

Item 6. Selected Financial Data.

     The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 2000 Annual Report, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under the above caption on pages 13 to 15 of the 2000 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

     The information appearing under the caption Quantitative and Qualitative Market Risk Disclosure on page 15 of the 2000 Annual Report is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     The Company's consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 16 to 26 of the 2000 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Nothing to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information appearing in the 2000 Proxy Statement under the captions Election of Directors (page 2), Executive Officers (page 3), Compliance With
Section 16 of the Securities Exchange Act of 1934 (page 5), and Transactions With Management (page 5), is hereby incorporated by reference.

Item 11. Executive Compensation.

     Information appearing in the 2000 Proxy Statement under the caption Executive Compensation (pages 6 to 9) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Information concerning the ownership of the Company's securities by the principal holders and by management is set forth in the 2000 Proxy Statement (pages 1 and 2), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information appearing in the 2000 Proxy Statement under the caption Transactions With Management (page 5) is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2000 Annual Report.

                                                        Page Number
                                                        -----------
                                                2000 Annual
          Item                                    Report        Form 10-K
          ----                                  -----------     ---------
Consolidated Balance Sheets at
  May 31, 2000 and 1999                             17

Consolidated Statements of Income
  for each of the three years in
  the period ended May 31, 2000                     16

Consolidated Statements of Shareholders'
  Equity for each of the three years in
  the period ended May 31, 2000                     18

Consolidated Statements of Cash Flows
  for each of the three years in the
  period ended May 31, 2000                         19

Notes to Consolidated Financial Statements          20 to 26

Report of Independent Public Accountants            27

Schedule for each of the three years in the period ended May 31, 2000:

    II - Valuation and qualifying accounts                          12

Consent and Report of Independent Public
   Accountants                                                      14


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

Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

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

     SECOND AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP & SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated as of June 1, 1991.

     THIRD AMENDMENT TO ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP AND SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated June 15, 1994.

     FOURTH AMENDMENT TO ELECTRO RENT CORPORATION SAVINGS PLAN (RESTATED AS OF JUNE 1, 1989) dated September 1, 1994.

     ELECTRO RENT CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN TRUST AGREEMENT dated September 1, 1994.

     A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.

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

     (11) Statement re computation of per share earnings is incorporated by reference to the 2000 Annual Report, pages 16 and 23.

     (13) 2000 Annual Report. Only those portions of the 2000 Annual Report to security holders expressly incorporated hereby by reference are deemed "filed."

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

     (22) Pages 1 and 16 to 26 of the Annual Report to Security Holders for the fiscal year ended May 31, 2000 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

     (d) Schedule of Financial Statements Required by Regulation S-X which is excluded from the 2000 Annual Report by Rule 14 a 3(b) (1):

                            ELECTRO RENT CORPORATION

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                     Years Ended May 31, 2000, 1999 and 1998
                                 (in thousands)


                        Balance
                          at         Additions                 Balance
                       Beginning    Charged to                  at End
       Description      of Year       Income     Deductions*   of Year
       -----------     ---------    ----------   ----------    -------
 Allowance for doubtful
    receivables
          2000          $5,834        $1,610        $2,578      $4,866

          1999          $4,715        $2,714        $1,595      $5,834

          1998          $1,773        $3,158        $  216      $4,715


*Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Electro Rent Corporation

Dated:  August 21, 2000.               By /s/ Daniel Greenberg
                                          --------------------------------------
                                          Daniel Greenberg, Chief
                                          Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                           Title                         Date
/s/ Daniel Greenberg              Chairman of the Board            August 21, 2000
-------------------------         and Chief Executive Officer
  Daniel Greenberg

/s/ William Weitzman              President, Chief Operating       August 21, 2000
-------------------------         Officer and Director
  William Weitzman

/s/ Craig R. Jones                Chief Financial Officer          August 21, 2000
-------------------------
  Craig R. Jones

                                  Director                         August 21, 2000
-------------------------
  Gerald D. Barrone

                                  Director                         August 21, 2000
-------------------------
  Nancy Y. Bekavac

                                  Director                         August 21, 2000
-------------------------
  Joseph J. Kearns

/s/ S. Lee Kling                  Director                         August 21, 2000
-------------------------
  S. Lee Kling

/s/ Michael R. Peevey             Director                         August 21, 2000
-------------------------
  Michael R. Peevey

/s/ Will Richeson, Jr.            Director                         August 21, 2000
-------------------------
  Will Richeson, Jr.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

     As independent public accountants, we hereby consent to the incorporation of our reports incorporated by reference in this Form 10-K, into the Company's previously filed Registration Statement No. 3-37692.

/s/ Arthur Andersen LLP
Arthur Andersen LLP
Los Angeles, California
August 25, 2000


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and Board of Directors of Electro Rent Corporation:

     We have audited the accompanying consolidated balance sheets of Electro Rent Corporation (a California corporation) and subsidiaries as of May 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended May 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Electro Rent Corporation and subsidiaries as of May 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2000 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP
Los Angeles, California
August 1, 2000