Form 10-Q
period 2000-08-31
ELECTRO RENT CORP
filed 2000-10-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTER ENDED AUGUST 31, 2000

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

                            Yes       X    NO

At October 11, 2000 registrant had 24,364,672 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                   AUGUST 31, 2000

                                  TABLE OF CONTENTS


                                                                           Page
Part I:     FINANCIAL INFORMATION

      Condensed Consolidated Statements of Income for the Three
       Months Ended August 31, 2000 and August 31, 1999                       3

      Condensed Consolidated Balance Sheets at
       August 31, 2000 and May 31, 2000                                       4

      Condensed Consolidated Statements of Cash Flows for the
       Three Months Ended August 31, 2000 and August 31, 1999                 5

      Notes to Condensed Consolidated Financial Statements                    6

      Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   7

Part II:    OTHER INFORMATION                                                10

SIGNATURES                                                                   11

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                                            Three Months Ended
                                                                 August 31,
                                                             2000        1999
                                                           ---------   ---------
Revenues:
  Rentals and leases                                     $   46,024  $   52,540
  Sales of equipment
    and other revenues                                       11,309      10,213
                                                           ---------   ---------
    Total revenues                                           57,333      62,753
                                                           ---------   ---------
Costs and expenses:
  Depreciation of equipment                                  19,006      25,043
  Costs of revenues other
    than depreciation                                         7,247       8,672
  Selling, general and
    administrative expenses                                  16,306      16,926
  Interest                                                      435       1,687
                                                           ---------   ---------
    Total costs and expenses                                 42,994      52,328
                                                           ---------   ---------
Income before income taxes                                   14,339      10,425

Income taxes                                                  5,449       3,961
                                                           ---------   ---------
Net income                                               $    8,890  $    6,464
                                                           =========   =========
Earnings per share:
  Basic                                                  $     0.36  $     0.26
  Diluted                                                $     0.36  $     0.26

Average shares used in
  per share calculation:
  Basic                                                      24,389      24,484
  Diluted                                                    24,720      24,960



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          August 31,    May 31,
                                                              2000        2000
                                                           ---------   ---------
Cash                                                     $    1,183  $    1,605
Accounts receivable, net
  of allowance for doubtful accounts                         31,382      29,862
Rental and lease equipment, net
  of accumulated depreciation                               182,981     190,107
Other property, net of accumulated
  depreciation and amortization                              20,195      20,608
Goodwill and intangibles, net of amortization                59,281      59,719
Other                                                         3,945       4,534
                                                           ---------   ---------
                                                         $  298,967  $  306,435
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $    6,100  $   21,800
  Accounts payable                                           20,708      22,635
  Accrued expenses                                           29,021      24,921
  Deferred income taxes                                      15,468      15,414
                                                           ---------   ---------
    Total liabilities                                        71,297      84,770
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               11,235      11,139
  Retained earnings                                         216,435     210,526
                                                           ---------   ---------
    Total shareholders' equity                              227,670     221,665
                                                           ---------   ---------
                                                         $  298,967  $  306,435
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Three Months Ended
                                                                 August 31,
                                                             2000        1999
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $    8,890  $    6,464
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            20,193      26,088
    Provision for losses on accounts receivable                 341         254
    Gain on sale of equipment                                (4,070)     (1,427)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable             (1,861)      5,155
      Decrease in other assets                                  394           4
      Decrease in accounts payable                           (2,322)     (2,596)
      Increase (decrease) in accrued expenses                 4,100        (552)
      Increase in deferred income taxes                          54          39
                                                           ---------   ---------
      Net cash provided by operating activities              25,719      33,429
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                             9,781       8,960
  Payments for purchase of rental and lease equipment       (17,197)    (17,634)
  Payments for purchase of other property                      (140)       (327)
                                                           ---------   ---------
      Net cash used in investing activities                  (7,556)     (9,001)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (15,700)    (28,100)
  Proceeds from issuance of common stock                         96          77
  Payment for repurchase of common stock                     (2,981)         -
                                                           ---------   ---------
      Net cash used in financing activities                 (18,585)    (28,023)
                                                           ---------   ---------
Net decrease in cash                                           (422)     (3,595)
Cash at beginning of period                                   1,605       4,039
                                                           ---------   ---------
Cash at end of period                                    $    1,183  $      444
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

Note 2 -- Interest and Income Taxes Paid
-------------------------------------------
Total interest paid during the three month periods ended August 31, 2000 and August 31, 1999 was $178,000 and $1,536,000, respectively. Total income taxes paid during the three month period ended August 31, 2000 were $1,235,000 compared to $3,901,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 3 -- Noncash Investing and Financing Activities
-------------------------------------------------------
The Company acquired equipment totaling $19,552,000 and $19,947,000 as of August 31, 2000 and May 31, 2000, respectively, and $25,126,000 and $14,977,000 as of August 31, 1999 and May 31, 1999, respectively, payable during subsequent quarters.

Note 4 -- Capital Leases
----------------------------
The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At August
31, 2000 investment in sales-type leases of $1,251,000 net of deferred interest of $64,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

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

As of August 31, 2000, the Company held one interest rate swap agreement with a notional amount of $25,000,000, interest rate of 5.939% and expiration date of December 2000.


Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations

The following discussion addresses the financial condition of the Company as of August 31, 2000 and the results of operations for the three month period ended August 31, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2000 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.


Results of Operations

Comparison of Three Months Ended August 31, 2000 and August 31, 1999

Total revenues for the three months ended August 31, 2000 decreased 8.8% to $57.3 million from $62.8 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months, but partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 12.4% to $46.0 million, largely for the reasons noted above, and sales of equipment and other revenues increased 10.8% to $11.3 million, primarily reflecting a higher level of test and measurement equipment sales, improved margins and several non-recurring customer settlements.

Depreciation of equipment decreased from 47.7% of rental and lease revenues in the first quarter of fiscal 2000 to 41.3% of rental and lease revenues in the first quarter of fiscal 2001. This decrease is primarily due to a large portion of computers acquired from TMS in fiscal 1998 becoming fully depreciated in the last half of fiscal 2000.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 84.1% of equipment sales in the first quarter of fiscal 2000 to 58.4% of equipment sales in the first quarter of fiscal 2001. This cost ratio decrease primarily results from the sale of equipment that is generally more depreciated than in the prior fiscal year and several non-recurring customer settlements.

Selling, general and administrative expenses totaled $16.3 million for the first quarter of fiscal 2001, or 28.4% of revenues, as compared to $16.9 million, or 27.0% of revenues, for the first quarter of fiscal 2000. This expense ratio increase reflects an 8.8% decline in total revenues, compared with a 3.7% decline in SG&A which resulted from restructuring of the sales organization and closing certain offices and warehouses.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $14.8 million or 25.8% of total revenues in the first quarter of fiscal 2001 compared to $12.1 million or 19.3% of total revenues in the first quarter of fiscal 2000.

Interest expense decreased to $.4 million in the first quarter of fiscal
2001 from $1.7 million in the first quarter of fiscal 2000. This decrease is primarily due to a reduction of the Company's loans with various banks from $79.4 million at August 31, 1999 to $6.1 million at August 31, 2000, partially offset by higher interest rates.




Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months. However, during the first quarter of fiscal 2001, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and measurement equipment, and to keep the equipment pool technologically up-to-date. Even with these purchases, bank borrowings are expected to be completely repaid by the end of the second quarter of fiscal 2001, and cash is then likely to begin accumulating, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other opportunities.

During the three months ended August 31, 2000 and August 31, 1999 net cash provided by operating activities was $25.7 million and $33.4 million, respectively. The decrease in fiscal 2001 results mostly from lower depreciation and an increase in accounts receivable. During the three months ended August 31, 2000 and August 31, 1999 net cash used in investing activities was $7.6 million and $9.0 million, respectively. This decrease is primarily attributable to a lower level of payments for equipment purchases, primarily in the data processing area, and increased proceeds from the sale of equipment. During the first three months of fiscal 2001 net cash used in financing activities was $18.6 million, compared to $28.0 million in the first three months of fiscal 2000, reflecting a decline in repayments of bank borrowings, partially offset by the repurchase of $3.0 million of the Company common stock in June 2001.

As of August 31, 2000, the Company has available a revolving line of credit of $25.0 million, subject to certain borrowing base restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had borrowings of $6.1 million under the Credit Facility at August 31, 2000.


Year 2000 Compliance

Many computer programs and microprocessors were designed and developed without consideration of the impact of the transition to the year 2000. As a result, these programs and microprocessors may not be able to differentiate between the year "1900" and "2000"; the year 2000 may be recognized as the two-digit number "00". If not corrected, this could have caused difficulties in obtaining accurate system data and support.

The Company has purchased numerous computer systems since its inception. The Company's owned software and hardware is substantially Year 2000 compliant. The costs associated with such compliance were not material to the Company's liquidity or results of operations. Further, the Company's critical third party software was generally Year 2000 compliant, with minor issues, and was capable of functioning after December 31, 1999.


Qualitative And Quantitative Market Risk Disclosures

Although not currently significant, the Company's primary market risk exposure historically has been interest rate risk, primarily related to its borrowings under its unsecured revolving credit facility. However, a changing interest rate environment does not necessarily impact the Company's margins since the effects of higher or lower borrowing costs may be reflected in the rates on newly rented and leased assets. The Company attempts to reduce this risk by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. All derivative financial instruments are for purposes other than trading.

The table below presents the principal (or notional) amounts of the Company's bank borrowings and derivative financial instruments by expected maturity dates. The table reflects expected maturities as of August 31, 2000 and does not reflect changes which could arise after that time. There are no expected maturities after May 31, 2001. The Company's ultimate realized gain or loss with respect to interest rate fluctuations will depend on exposures that arise during the respective period, the Company's hedging strategies at the time, and actual interest rates.

                                           Year Ended        Fair
(in thousands except percentages)          May 31, 2001      Value

 Bank Borrowings
    Principal amount(a)                      $   6,100   $    6,100
    Average interest rate(b)                     VR%
 Interest Rate SWAP
    Notional amount(c)                       $  25,000   $      100
    Rate to be paid by the Company               5.939%
    Rate to be received by the Company         3-month
                                                Libor

(a) Bank borrowings consist of the Company's unsecured revolving line of credit, which provided for total available credit of $40.0 million at August 31, 2000. Interest on the line of credit is payable in accordance with the applicable London Interbank Offering Rate (LIBOR) agreement or quarterly, and accrues, at the Company's option, either at the LIBOR plus margin (as defined) or the Base Rate (as defined).

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

Part II.  OTHER INFORMATION
----------------------------

Items 1. through 3.
----------------------------
      Nothing to report.


Item 4.  Submission of Matters to a Vote of Security Holders

       (a) On October 12, 2000, the 2000 Annual Meeting of Shareholders of the Registrant was held. Proxies pursuant to Regulation 14A were solicited in connection with the meeting. 22,319,913 shares were present in person or by proxy out of a total of 24,341,611 shares issued and outstanding and eligible to vote on the record date.

       (b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

Name                               Number of Votes

Gerald D. Barrone                  22,152,122
Nancy Y. Bekavac                   22,148,848
Daniel Greenberg                   22,227,946
Joseph J. Kearns                   22,152,122
S. Lee Kling                       22,152,122
Michael R. Peevey                  22,152,122
Will Richeson, Jr.                 22,148,956
William Weitzman                   22,151,388

       (c)     Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the current year. 22,148,943 shares were voted for, 14,761 were voted against, and 120,659 shares abstained from voting.



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

                                         ELECTRO RENT CORPORATION

DATED:        October 12, 2000            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer