Form 10-Q
period 2000-11-30
ELECTRO RENT CORP
filed 2001-01-11
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED NOVEMBER 30, 2000

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

                            Yes       X    NO

At January 8, 2001 registrant had 24,384,849 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  NOVEMBER 30, 2000

TABLE OF CONTENTS
                                                                           Page
Part I:     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Statements of Income for the Six
         Months Ended November 30, 2000 and November 30, 1999                 3

        Condensed Consolidated Balance Sheets at
         November 30, 2000 and May 31, 2000                                   4

        Condensed Consolidated Statements of Cash Flows for the
         Six Months Ended November 30, 2000 and November 30, 1999             5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk           11


Part II:    OTHER INFORMATION                                                12

Item 6. Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                   12


NOTE ON FORWARD LOOKING STATEMENTS

The Company believes that certain statements herein constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. The words and phrases "looking ahead," "we are confident," "should be," "will be," predicted," "believe," "expect" and "anticipate" and similar expressions identify forward-looking statements. These forward-looking statements reflect the Company's current views with respect to future events and financial performance, but are subject to many uncertainties and factors relating to the Company's operations and business environment which may cause the actual results of the Company to be materially different from any future results expressed or implied by such forward-looking statements. Examples of such uncertainties include, but are not limited to, those risk factors set forth generally throughout the sections entitled Management's Discussion and Analysis of Financial Condition and Results of Operations" and specifically under "Risk Factors" and should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                   Three Months Ended      Six Months Ended
                                         November 30,            November 30,
                                     2000        1999        2000        1999
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases                46,344   $  52,025   $   92,368  $  104,565
  Sales of equipment
    and other revenues               8,173       9,440       19,482      19,653
                                   --------    --------    ---------   ---------
    Total revenues                  54,517      61,465      111,850     124,218
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         18,640      25,233       37,646      50,276
  Costs of revenues other
    than depreciation                5,941       7,820       13,188      16,492
  Selling, general and
    administrative expenses         15,743      17,011       32,049      33,937
  Interest                             173       1,555          608       3,242
                                   --------    --------    ---------   ---------
    Total costs and expenses        40,497      51,619       83,491     103,947
                                   --------    --------    ---------   ---------
Income before income taxes          14,020       9,846       28,359      20,271

Income taxes                         5,328       3,741       10,777       7,702
                                   --------    --------    ---------   ---------
Net income                           8,692   $   6,105   $   17,582  $   12,569
                                   ========    ========    =========   =========
Earnings per share:
  Basic                               0.36   $    0.25   $     0.72  $     0.51
  Diluted                             0.35   $    0.24   $     0.71  $     0.50

Average shares used in
  per share calculation:
  Basic                             24,357      24,536       24,373      24,510
  Diluted                           24,705      24,975       24,710      24,967



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          November 30,  May 31,
                                                              2000        2000
                                                           ---------   ---------
Cash and cash equivalents                                $    3,445  $    1,605
Accounts receivable, net
  of allowance for doubtful accounts                         32,256      29,862
Rental and lease equipment, net
  of accumulated depreciation                               179,755     190,107
Other property, net of accumulated
  depreciation and amortization                              19,772      20,608
Goodwill and intangibles, net of amortization                58,824      59,719
Other                                                         4,232       4,534
                                                           ---------   ---------
                                                         $  298,284  $  306,435
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $       -   $   21,800
  Accounts payable                                           21,920      22,635
  Accrued expenses                                           24,420      24,921
  Deferred income taxes                                      15,521      15,414
                                                           ---------   ---------
    Total liabilities                                        61,861      84,770
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               11,296      11,139
  Retained earnings                                         225,127     210,526
                                                           ---------   ---------
    Total shareholders' equity                              236,423     221,665
                                                           ---------   ---------
                                                         $  298,284  $  306,435
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Six Months Ended
                                                                 November 30,
                                                             2000        1999
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   17,582  $   12,569
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            39,982      52,749
    Provision for losses on accounts receivable               1,267         593
    Gain on sale of equipment                                (6,106)     (2,996)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable             (3,661)      7,269
      Increase in other assets                                  (56)       (609)
      Increase (decrease) in accounts payable                   938      (2,354)
      Decrease in accrued expenses                             (501)     (3,141)
      Increase in deferred income taxes                         107          76
                                                           ---------   ---------
      Net cash provided by operating activities              49,552      64,156
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            16,783      17,087
  Payments for purchase of rental and lease equipment       (39,657)    (45,395)
  Payments for purchase of other property                      (214)       (218)
                                                           ---------   ---------
      Net cash used in investing activities                 (23,088)    (28,526)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (21,800)    (39,100)
  Proceeds from issuance of common stock                        157         295
  Payment for repurchase of common stock                     (2,981)         -
                                                           ---------   ---------
      Net cash used in financing activities                 (24,624)    (38,805)
                                                           ---------   ---------
Net increase (decrease) in cash and cash equivalents          1,840      (3,175)
Cash and cash equivalents at beginning of period              1,605       4,039
                                                           ---------   ---------
Cash and cash equivalents at end of period               $    3,445  $      864
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

Note 2 -- Interest and Income Taxes Paid
-------------------------------------------
Total interest paid during the six month periods ended November 30, 2000 and November 30, 1999 was $219,000 and $2,960,000, respectively. Total income taxes paid during the six month period ended November 30, 2000 were $11,383,000 compared to $11,215,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 3 -- Noncash Investing and Financing Activities
-------------------------------------------------------
The Company acquired equipment totaling $21,600,000 and $19,947,000 as of November 30, 2000 and May 31, 2000, respectively, and $19,173,000 and $14,977,000 as of November 30, 1999 and May 31, 1999, respectively, payable during subsequent quarters.

Note 4 -- Capital Leases
----------------------------
The Company has certain customer leases providing bargain purchase options
with a portion of lease revenue deferred until option exercise.   At November
30, 2000 investment in sales-type leases of $1,274,000 net of deferred interest of $64,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.

Note 5 -- Subsequent Event - Acquisition Purchase Price Settlement
----------------------------
On December 13, 2000, the Company entered into a settlement agreement to fully resolve its closing balance sheet and purchase price disagreements with GE Capital Technology Management Services ("TMS"), regarding the Company's acquisition of the TMS computer and test and measurement equipment rental business. The Company received the related settlement payment of $20.8 million on December 14, 2000.

On November 14, 1997, the Company acquired the TMS business for a purchase price of approximately $240.8 million. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair value at the date of the acquisition. The purchase price exceeded the fair market value of net assets acquired resulting in goodwill of approximately $59.6 million.

The TMS acquisition agreement included provisions for a reduction in the purchase price paid by the Company in the event there were objections to the TMS closing date balance sheet. The Company's objections were subject to resolution as set forth in the TMS acquisition agreement and were the subject of on-going discussions between the parties. When recording the fair value of net assets acquired in fiscal 1998, the Company reduced the recorded amounts of certain assets included in the Company's objections, thereby increasing goodwill. Consequently, the settlement related to these objections is expected to reduce goodwill.


Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
-----------------------------------------------------------------------
The following discussion addresses the financial condition of the Company as of November 30, 2000 and the results of operations for the six month period ended November 30, 2000. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2000 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.


Results of Operations
----------------------------
Comparison of Three Months Ended November 30, 2000 and November 30, 1999

Total revenues for the three months ended November 30, 2000 decreased 11.4% to $54.5 million from $61.5 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months, but partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 11.0% to $46.3 million, largely for the reasons noted above, and sales of equipment and other revenues decreased 12.8% to $8.2 million.

Depreciation of equipment decreased from 48.5% of rental and lease revenues in the second quarter of fiscal 2000 to 40.2% of rental and lease revenues in the second quarter of fiscal 2001. This decrease is primarily due to a large portion of computers acquired from TMS in fiscal 1998 becoming fully depreciated in the last half of fiscal 2000. The 26.1% decline in depreciation from the prior year period more than offset the 11.0% decline in rental and lease revenue noted above. PC equipment utilization continued a steady decline to its lowest level since the TMS acquisition, while T&M equipment utilization reached its highest level since the acquisition.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 80.7% of equipment sales in the second quarter of fiscal 2000 to 70.9% of equipment sales in the second quarter of fiscal 2001. This cost ratio decrease primarily results from the sale of equipment that is generally more depreciated than in the prior fiscal year.

Selling, general and administrative expenses totaled $15.7 million for the second quarter of fiscal 2001, or 28.9% of revenues, as compared to $17.0 million, or 27.7% of revenues, for the second quarter of fiscal 2000. This expense ratio increase reflects an 11.4% decline in total revenues, compared with a 7.5% decline in SG&A which resulted from a reduction in personnel and the closing of certain locations.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $14.2 million or 26.0% of total revenues in the second quarter of fiscal 2001 compared to $11.4 million or 18.5% of total revenues in the second quarter of fiscal 2000.

Interest expense decreased to $.2 million in the second quarter of fiscal
2001 from $1.6 million in the second quarter of fiscal 2000. This decrease is primarily due to a reduction of the Company's loans with various banks from $68.4 million at November 30, 1999 to zero at November 30, 2000.


Comparison of Six Months Ended November 30, 2000 and November 30, 1999

Total revenues for the six months ended November 30, 2000 decreased 9.9% to $111.9 million from $124.2 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months, but partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 11.7% to $92.4 million, largely for the reasons noted above, and sales of equipment and other revenues decreased 1.0% to $19.5 million.

Depreciation of equipment decreased from 48.1% of rental and lease revenues in the first half of fiscal 2000 to 40.8% of rental and lease revenues in the first half of fiscal 2001. This decrease is primarily due to a large portion of computers acquired from TMS in fiscal 1998 becoming fully depreciated in the last half of fiscal 2000.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 82.5% of equipment sales in the first half of fiscal 2000 to 63.6% of equipment sales in the first half of fiscal 2001. This cost ratio decrease primarily results from the sale of equipment that is generally more depreciated than in the prior fiscal year and several non-recurring customer settlements.

Selling, general and administrative expenses totaled $32.0 million for the first half of fiscal 2001, or 28.7% of revenues, as compared to $33.9 million, or 27.3% of revenues, for the first half of fiscal 2000. This expense ratio increase reflects the 9.9% decline in total revenues, compared with a 5.6% decline in SG&A which resulted from a reduction in personnel and the closing of certain locations.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $29.0 million or 25.9% of total revenues in the first half of fiscal 2001 compared to $23.5 million or 18.9% of total revenues in the first half of fiscal 2000.

Interest expense decreased to $.6 million in the first half of fiscal
2001 from $3.2 million in the first half of fiscal 2000. This decrease is primarily due to a reduction of the Company's loans with various banks from $68.4 million at November 30, 1999 to zero at November 30, 2000.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months. However, during the first half of fiscal 2001, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and measurement equipment, and to keep the equipment pool technologically up-to-date. Cash and cash equivalents are likely to continue to accumulate, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other opportunities.

During the six months ended November 30, 2000 and November 30, 1999 net cash provided by operating activities was $49.6 million and $64.2 million, respectively. The decrease in fiscal 2001 results mostly from lower depreciation and an increase in accounts receivable. During the six months ended November 30, 2000 and November 30, 1999 net cash used in investing activities was $23.1 million and $28.5 million, respectively. This decrease is primarily attributable to a lower level of payments for equipment
purchases, primarily in the data processing area.   During the first six
months of fiscal 2001 net cash used in financing activities was $24.6 million, compared to $38.8 million in the first six months of fiscal 2000, reflecting a decline in repayments of bank borrowings, partially offset by the repurchase of $3.0 million of the Company common stock in June 2000.

On November 14, 2000, the Company's previous revolving line of credit expired. On December 1, 2000, the Company entered into a agreement with a bank to provide a new revolving line of credit for $25.0 million, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had no borrowings outstanding at November 30, 2000.


Risk Factors

The following risks should be considered in evaluating the Company's business and securities. These matters should be considered along with the other information included in this Quarterly Report on Form 10-Q and in the Company's Annual Report on Form 10-K for the year ended May 31, 2000.

  Operating results are subject to quarterly fluctuations

The Company's operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors, including, but not limited to, changes in customer demands and/or requirements, new product announcements, price changes, changes in delivery dates, changes in maintenance policies and the pricing policies of equipment manufacturers, and price competition from other rental, leasing and finance companies.

  The Company's growth strategy depends on product and market development

The markets for the Company's products are characterized by rapidly changing technology, evolving industry standards, and declining prices of personal computers. The Company's operating results will depend to a significant extent on its ability to continue to introduce new services and to control and/or reduce costs on existing services. The success of these and other new offerings is dependent on several factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of the Company's competitors and market acceptance.


  The Company's success depends in part on anticipating and adapting to new technological developments and changing market conditions

The market for rental and leasing services is characterized by rapid technological developments, evolving customer demands and frequent new product announcements and enhancements. Failure to anticipate or adapt to new technological developments or to recognize changing market conditions could adversely affect the Company's business, including its rental and leasing volume, revenue and earnings contribution.

   The Company's growth strategy depends in part on the Internet consulting services and communications industries. If those industries do poorly, the Company's business and financial results may suffer

The emergence of Internet consulting services and the communications market (facilities-based broadband communications companies, Internet Service Providers and other telecommunications carriers) and the growth of broadband networks, provides the Company with industries in which rental and leasing is an attractive alternative to ownership. Some clients of the Company's Internet consulting services customers and some of the Company's communications equipment customers are companies with accumulated net deficits and extensive liquidity requirements. To the extent that these companies are unable to meet their business plans, or unable to obtain funding or funding at reasonable rates to complete their business plans, there could be an increase in the Company's credit losses above historical levels.

  Economic conditions and other factors may negatively impact the Company's operations

With respect to economic conditions, a recession can cause customers to put off new investments and increase the Company's bad debt experience.

Other uncertainties include continued business conditions, competition, including competition from other technology service providers, reductions in technology budgets and related spending plans and price competition from other technology service providers.

Due to all of the foregoing factors, in some future quarter the Company's operating results may fall below the expectations of securities analysts and investors. In such an event, the trading price of the Company's common stock would likely be materially and adversely affected.


Item 3. Qualitative And Quantitative Disclosures About Market Risk
--------------------------------------------------------------------
The Company's primary market risk exposure historically has been interest rate risk, primarily related to its borrowings under its unsecured revolving credit facility. However, a changing interest rate environment does not necessarily impact the Company's margins since the effects of higher or lower borrowing costs may be reflected in the rates on newly rented and leased assets. The Company currently has no borrowings or derivative financial instruments outstanding.

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

Part II.  OTHER INFORMATION
----------------------------

Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------
(b) Reports of Form 8-K

The Company filed one (1) report on Form 8-K dated December 13, 2000. On that date, Electro Rent Corporation issued a press release announcing that it will receive $20.8 million to fully resolve its closing balance sheet and purchase price disagreements with GE Capital Technology Management Services, regarding Electro Rent's acquisition of the TMS computer and test and measurement equipment rental business.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        January 11, 2000            /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer