Form 10-Q
period 2001-02-28
ELECTRO RENT CORP
filed 2001-04-12
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.   20549


                                 FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED FEBRUARY 28, 2001

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

                            Yes       X    NO

At April 6, 2001 registrant had 24,478,245 shares of common stock outstanding.

                              ELECTRO RENT CORPORATION

                                      FORM 10-Q

                                  FEBRUARY 28, 2001

TABLE OF CONTENTS
                                                                           Page
Part I:     FINANCIAL INFORMATION

Item 1. Condensed Consolidated Statements of Income for the Three
         and Nine Months Ended February 28, 2001 and February 29, 2000        3

        Condensed Consolidated Balance Sheets at
         February 28, 2001 and May 31, 2000                                   4

        Condensed Consolidated Statements of Cash Flows for the
         Nine Months Ended February 28, 2001 and February 29, 2000            5

        Notes to Condensed Consolidated Financial Statements                  6

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                 8

Item 3. Quantitative and Qualitative Disclosures About Market Risk           11


Part II:    OTHER INFORMATION                                                12

Item 6. Exhibits and Reports on Form 8-K                                     12

SIGNATURES                                                                   12


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

Part I.  FINANCIAL INFORMATION
-----------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)
                                   Three Months Ended      Nine Months Ended
                                   February 28,February 29,February 28,February 29,
                                     2001        2000        2001        2000
                                   --------    --------    ---------   ---------
Revenues:
  Rentals and leases             $  42,417   $  47,601   $  134,785  $  152,166
  Sales of equipment
    and other revenues               8,335      11,488       27,817      31,141
                                   --------    --------    ---------   ---------
    Total revenues                  50,752      59,089      162,602     183,307
                                   --------    --------    ---------   ---------
Costs and expenses:
  Depreciation of equipment         17,862      23,254       55,508      73,530
  Costs of revenues other
    than depreciation                6,250      10,352       19,438      26,844
  Selling, general and
    administrative expenses         15,181      15,521       47,230      49,458
  Interest (income) expense, net      (620)      1,270          (12)      4,512
                                   --------    --------    ---------   ---------
    Total costs and expenses        38,673      50,397      122,164     154,344
                                   --------    --------    ---------   ---------
Income before income taxes          12,079       8,692       40,438      28,963

Income taxes                         4,589       3,303       15,366      11,005
                                   --------    --------    ---------   ---------
Net income                       $   7,490   $   5,389   $   25,072  $   17,958
                                   ========    ========    =========   =========
Earnings per share:
  Basic                          $    0.31   $    0.22   $     1.03  $     0.73
  Diluted                        $    0.30   $    0.22   $     1.01  $     0.72

Average shares used in
  per share calculation:
  Basic                             24,425      24,621       24,390      24,547
  Diluted                           24,786      24,982       24,734      24,972



                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS
                                                          February 28,  May 31,
                                                              2001        2000
                                                           ---------   ---------
Cash and cash equivalents                                $   43,935  $    1,605
Accounts receivable, net
  of allowance for doubtful accounts                         28,093      29,862
Rental and lease equipment, net
  of accumulated depreciation                               163,415     190,107
Other property, net of accumulated
  depreciation and amortization                              19,288      20,608
Goodwill and intangibles, net of amortization                37,586      59,719
Other                                                         4,167       4,534
                                                           ---------   ---------
                                                         $  296,484  $  306,435
                                                           =========   =========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Bank borrowings                                        $       -   $   21,800
  Accounts payable                                           15,187      22,635
  Accrued expenses                                           21,351      24,921
  Deferred income taxes                                      15,567      15,414
                                                           ---------   ---------
    Total liabilities                                        52,105      84,770
                                                           ---------   ---------
Shareholders' equity:
  Common stock                                               11,762      11,139
  Retained earnings                                         232,617     210,526
                                                           ---------   ---------
    Total shareholders' equity                              244,379     221,665
                                                           ---------   ---------
                                                         $  296,484  $  306,435
                                                           =========   =========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                           Nine Months Ended
                                                           February 28,February 29,
                                                             2001        2000
                                                           ---------   ---------
Cash flows from operating activities:
  Net income                                             $   25,072  $   17,958
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                            58,845      77,185
    Provision for losses on accounts receivable               1,874         923
    Gain on sale of equipment                                (8,133)     (3,907)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable               (105)      8,900
      (Increase) decrease in other assets                         9        (851)
      Decrease in accounts payable                           (6,318)     (6,124)
      Decrease in accrued expenses                           (3,570)     (4,241)
      Increase in deferred income taxes                         153         109
                                                           ---------   ---------
      Net cash provided by operating activities              67,827      89,952
                                                           ---------   ---------
Cash flows from investing activities:
  Proceeds from sale of equipment                            23,974      27,025
  Proceeds from purchase price settlement (Note 6)           20,800          -
  Payments for purchase of rental and lease equipment       (45,813)    (61,885)
  Payments for purchase of other property                      (300)       (247)
                                                           ---------   ---------
      Net cash used in investing activities                  (1,339)    (35,107)
                                                           ---------   ---------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                    (21,800)    (58,400)
  Proceeds from issuance of common stock                        623         377
  Payment for repurchase of common stock                     (2,981)         -
                                                           ---------   ---------
      Net cash used in financing activities                 (24,158)    (58,023)
                                                           ---------   ---------
Net increase (decrease) in cash and cash equivalents         42,330      (3,178)
Cash and cash equivalents at beginning of period              1,605       4,039
                                                           ---------   ---------
Cash and cash equivalents at end of period               $   43,935  $      861
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


Note 2 -- Impairment of Assets
----------------------------
The carrying value of equipment held for rental and lease is assessed quarterly and/or when factors indicating an impairment are present. The Company recognizes impairment losses on equipment held for rental and lease when the expected future cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated recoverable value. The Company would recognize impairment losses on goodwill when expected future cash flows from the related operations are less than the carrying value.


Note 3 -- Interest and Income Taxes Paid
-------------------------------------------
Total interest paid during the nine month periods ended February 28, 2001 and February 29, 2000 was $230,000 and $3,949,000, respectively. Total income taxes paid during the nine month period ended February 28, 2001 were $14,903,000 compared to $15,040,000 during the same period in the prior year. Interest and income taxes paid will vary from amounts recorded in the financial statements.


Note 4 -- Noncash Investing and Financing Activities

The Company acquired equipment totaling $18,817,000 and $19,947,000 as of February 28, 2001 and May 31, 2000, respectively, and $23,054,000 and $14,997,000 as of February 29, 2000 and May 31, 1999, respectively, payable during subsequent quarters.

Note 5 -- Capital Leases

The Company has certain customer leases providing bargain purchase options with a portion of lease revenue deferred until option exercise. At February 28, 2001 investment in sales-type leases of $1,296,000 net of deferred interest of $68,000 is included in other assets. Interest income is recognized over the life of the lease using the interest method.


Note 6 -- Acquisition Purchase Price Settlement
----------------------------
On December 13, 2000, the Company entered into a settlement agreement to fully resolve its closing balance sheet and purchase price disagreements with GE Capital Technology Management Services ("TMS"), regarding the Company's acquisition of the TMS computer and test and measurement equipment rental business. The Company received the related settlement payment of $20.8 million on December 14, 2000.

On November 14, 1997, the Company acquired the TMS business for a purchase price of approximately $240 million. The acquisition was accounted for as a purchase and, accordingly, the acquired assets and assumed liabilities were recorded at their estimated fair value at the date of the acquisition. Before the settlement, the purchase price exceeded the fair market value of the tangible net assets acquired resulting in goodwill of approximately $60 million.

The TMS acquisition agreement included provisions for a reduction in the purchase price paid by the Company in the event there were objections to the TMS closing date balance sheet. The Company's objections were subject to resolution as set forth in the TMS acquisition agreement and were the subject of on-going discussions between the parties. The settlement related to these objections has been used primarily to reduce the TMS goodwill originally recorded.


Note 7 -- Comprehensive Income
----------------------------
SFAS No. 130, "Reporting Comprehensive Income," establishes standards to measure all changes in equity that result from transactions and other economic events other than transactions with shareholders. Comprehensive income is the total of net income and all other non-shareholder changes in equity. Other than net income, the Company has no comprehensive income.


Note 8 -- Segment Reporting
----------------------------
The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," at May 31, 1999. SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, the Company's operations are treated as one operating segment as it only reports profit and loss information on an aggregate basis to the chief operating decision maker of the Company.

Item 2.     Management's Discussion and Analysis of Financial Condition and
                  Results of Operations
-----------------------------------------------------------------------
The following discussion addresses the financial condition of the Company as of February 28, 2001 and the results of operations for the nine month period ended February 28, 2001. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2000 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.

Results of Operations
----------------------------
Comparison of Three Months Ended February 28, 2001 and February 29, 2000

Total revenues for the three months ended February 28, 2001 decreased 14.0% to $50.8 million from $59.1 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak PC market during the last twelve months, partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 10.9% to $42.4 million, largely for the reasons noted above, and sales of equipment and other revenues decreased 27.4% to $8.3 million.

Depreciation of equipment decreased from 48.9% of rental and lease revenues in the third quarter of fiscal 2000 to 42.1% of rental and lease revenues in the third quarter of fiscal 2001. This decrease is primarily due to a large portion of computers acquired from TMS in fiscal 1998 becoming fully depreciated in the last half of fiscal 2000. The 23.2% decline in depreciation from the prior year period more than offset the 10.9% decline in rental and lease revenue noted above. PC equipment utilization continued a steady decline to its lowest level since the TMS acquisition, while T&M equipment utilization remained near its highest level since the acquisition.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 90.8% of equipment sales in the third quarter of fiscal 2000 to 71.8% of equipment sales in the third quarter of fiscal 2001. This cost ratio decrease primarily results from the sale of equipment that is generally more depreciated than in the prior fiscal year.

Selling, general and administrative expenses totaled $15.2 million for the third quarter of fiscal 2001, or 29.9% of revenues, as compared to $15.5 million, or 26.3% of revenues, for the third quarter of fiscal 2000. This expense ratio increase reflects a 14.0% decline in total revenues, compared with a 1.9% decline in SG&A which resulted from a reduction in personnel and the closing of certain locations.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $11.5 million or 22.6% of total revenues in the third quarter of fiscal 2001 compared to $10.0 million or 16.9% of total revenues in the third quarter of fiscal 2000.

Net interest income and expense changed from expense of $1.3 million in the third quarter of fiscal 2000 to income of $0.6 million in the third quarter of fiscal 2001. This change is due to the repayment of all bank borrowings during the second quarter of fiscal 2001, and subsequent investment of cash in money market instruments. Bank borrowings totaled $49.1 million at February 29, 2000.

Comparison of Nine Months Ended February 28, 2001 and February 29, 2000

Total revenues for the nine months ended February 28, 2001 decreased 11.3% to $162.6 million from $183.3 million, primarily as a result of continuing attrition of the TMS business acquired in November 1997 and a generally weak
PC market during the last twelve months, partially offset by continuing improvement of test and measurement equipment rentals in the telecommunications segment. Rental and lease revenues decreased 11.4% to $134.8 million, largely for the reasons noted above, and sales of equipment and other revenues decreased 10.6% to $27.8 million.

Depreciation of equipment decreased from 48.3% of rental and lease revenues in the first nine months of fiscal 2000 to 41.2% of rental and lease revenues in the first nine months of fiscal 2001. This decrease is primarily due to a large portion of computers acquired from TMS in fiscal 1998 becoming fully depreciated in the last half of fiscal 2000.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 85.5% of equipment sales in the first nine months of fiscal 2000 to 66.1% of equipment sales in the first nine months of fiscal 2001. This cost ratio decrease primarily results from the sale of equipment that is generally more depreciated than in the prior fiscal year and several non-recurring customer settlements.

Selling, general and administrative expenses totaled $47.2 million for the first nine months of fiscal 2001, or 29.0% of revenues, as compared to $49.5 million, or 27.0% of revenues, for the first nine months of fiscal 2000. This expense ratio increase reflects the 11.3% decline in total revenues, compared with a 4.6% decline in SG&A which resulted from a reduction in personnel and the closing of certain locations.

As a result of the changes in revenues, operating costs and expenses discussed above, earnings before interest and taxes were $40.4 million or 24.9% of total revenues in the first nine months of fiscal 2001 compared to $33.5 million or 18.3% of total revenues in the first nine months of fiscal 2000.

Net interest income and expense changed from expense of $4.5 million in the first nine months of fiscal 2000 to minimal income in the first nine months of fiscal 2001. This change is due to the repayment of all bank borrowings during the second quarter of fiscal 2001, and subsequent investment of cash in money market instruments. Bank borrowings totaled $49.1 million at February 29, 2000.


Liquidity and Capital Resources

The Company's primary capital requirements are purchases of rental and lease equipment and debt service, although all bank borrowings were repaid in the second quarter of fiscal 2001. The Company purchases equipment throughout each year to replace equipment which has been sold and to maintain adequate levels of rental equipment to meet existing and new customer needs. The market for personal computers has declined during the last twelve months. However, during the first nine months of fiscal 2001, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and measurement equipment, and to keep the equipment pool technologically up-to-date. Cash and cash equivalents are likely to continue to accumulate, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other opportunities.

During the nine months ended February 28, 2001 and February 29, 2000 net cash provided by operating activities was $67.8 million and $90.0 million, respectively. The decrease in fiscal 2001 results primarily from the decline in PC rental and lease revenues and the settlement of all accounts related to the GE TMS acquisition. During the nine months ended February 28, 2001 and February 29, 2000 net cash used in investing activities was $1.3 million and $35.1 million, respectively. This decrease is primarily attributable to the receipt of a $20.8 million purchase price reduction and the settlement of all accounts related to the GE TMS acquisition and a lower level of payments for data products equipment purchases. During the first nine months of fiscal 2001 net cash used in financing activities was $24.2 million, compared to $58.0 million in the first nine months of fiscal 2000, reflecting a decline in repayments of bank borrowings, partially offset by the repurchase of $2.98 million of the Company's common stock in June 2000.

On November 14, 2000, the Company's previous revolving line of credit expired. On December 1, 2000, the Company entered into a agreement with a bank to provide a new revolving line of credit for $25.0 million, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. The Company had no borrowings outstanding at February 28, 2001.

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

Item 6.  Exhibits and Reports on Form 8-K
-------------------------------------------
None.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

                                         ELECTRO RENT CORPORATION

DATED:        April 12, 2001               /s/ Craig R. Jones

                                          Craig R. Jones
                                          Vice President and
                                          Chief Financial Officer