Form 10-K
period 2001-05-31
ELECTRO RENT CORP
filed 2001-08-28
CIK 32166

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                    FORM 10-K

(MARK ONE)

    [X]                           ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                     FOR THE FISCAL YEAR ENDED MAY 31, 2001

                                       OR

    [ ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER: 0-9061

                            ELECTRO RENT CORPORATION
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                            95-2412961
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                            6060 Sepulveda Boulevard
                         Van Nuys, California 91411-2512
              (Address of principal executive offices and zip code)

Registrant's telephone number, including area code: (818) 786-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value

                               ------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the registrant's Voting Stock, held by non-affiliates of the registrant, as of August 23, 2001, was $327,529,582.

Number of shares of Common Stock outstanding as of August 23, 2001: 24,526,164 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

 1. Pages 1, 13-15 and 17-29 of the Annual Report to Security Holders for the fiscal year ended May 31, 2001 (the "2001 Annual Report") are incorporated by reference in this Form 10-K Annual Report.

 2. Proxy Statement for the Annual Meeting of Shareholders to be held on October 11, 2001 (the "2001 Proxy Statement").

                              CROSS REFERENCE SHEET

                     Showing Location in 2001 Annual Report
                     and 2001 Proxy Statement of Information
                         Required by Items of Form 10-K

                                     PART II

                                                                      Caption and Reference
                    Form 10-K Item                                    in 2001 Annual Report
                  Number and Caption                                 or 2001 Proxy Statement
                  ------------------                                 -----------------------
 5.  Market for the Registrant's Common Equity and Related         Annual Report page 29
     Stockholder Matters

 6.  Selected Financial Data                                       Annual Report page 1

 7.  Management's Discussion and Analysis of Financial             Annual Report pages 13 to 15
     Condition and Results of Operations

 8.  Financial Statements and Supplementary Data                   Annual Report pages 17 to 29

                                          PART III

10.  Directors and Executive Officers of the Registrant            Proxy Statement pages 5, 6 and 8

11.  Executive Compensation                                        Proxy Statement pages 6 to 14

12.  Security Ownership of Certain Beneficial Owners and           Proxy Statement pages 4 and 5
     Management

13.  Certain Relationships and Related Transactions                Proxy Statement page 8

                                     PART I

        EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS CONTAINED IN THIS FORM 10-K CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT CURRENT VIEWS OF OUR MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE; HOWEVER, YOU SHOULD NOT PUT UNDUE RELIANCE ON THESE STATEMENTS. WE UNDERTAKE NO OBLIGATION TO UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS THAT ARE OR MAY BE AFFECTED BY DEVELOPMENTS WHICH OUR MANAGEMENT DOES NOT DEEM MATERIAL. WHEN USED OR INCORPORATED BY REFERENCE IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVES," "EXPECTS," "INTENDS," "FUTURE," AND OTHER SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. THESE FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, NOT ALL OF WHICH ARE DISCLOSED IN THIS FORM 10-K. WE BELIEVE OUR ASSUMPTIONS ARE REASONABLE. NONETHELESS, IT IS LIKELY THAT AT LEAST SOME OF THESE ASSUMPTIONS WILL NOT COME TRUE. ACCORDINGLY, OUR ACTUAL RESULTS WILL PROBABLY DIFFER FROM THE OUTCOMES CONTAINED IN ANY FORWARD-LOOKING STATEMENT, AND THOSE DIFFERENCES COULD BE MATERIAL. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THE ONES DISCUSSED BELOW, AND IN THE "RISK FACTORS" ATTACHED AS EXHIBIT 99 TO THIS 10-K, AS WELL AS IN OUR ANNUAL REPORT TO OUR SHAREHOLDERS (ESPECIALLY IN THE SECTIONS ENTITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," AND IN "QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATES AND CURRENCY RATES") AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THE RISKS DISCUSSED, OR ANY OTHER RISKS, MATERIALIZE, OR SHOULD ONE OR MORE OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED.

        Unless otherwise noted (1) the terms "Electro Rent," "we," "us," and "our," refer to Electro Rent Corporation and its subsidiaries, Genstar Rental Electronics, Inc. and Electro Rent de Mexico S. A. de C.V., and (2) the terms "Common Stock" and "shareholder(s)" refer to Electro Rent's common stock and the holders of that stock, respectively.

Item 1. Business.

        Electro Rent was incorporated in California in 1965 and became a publicly held corporation on March 31, 1980.

        We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment. About 62% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio is comprised of personal computers and workstations. Personal computer lines include those from Compaq, Dell, IBM, Apple, and Toshiba; while workstations are purchased primarily from Sun Microsystems and Hewlett Packard. A large part of our equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that our test and measurement equipment is primarily used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for the fiscal year ended May 31, 2001. No significant portion of our revenues are currently derived from direct United States Government contracts.

        An important aspect of our equipment portfolio management is the resale of equipment from the portfolio, generally three to five years after purchase, which, on the average, have been at prices above book value. Such sales have historically provided a substantial portion of revenues and operating cash flow.

        We service our customers through a network of equipment, calibration and service centers in the United States and Canada, which are linked by an on-line computer system. These centers also function as depots for the sale of used equipment.

        After acquiring the rental business of General Electric Technology Management Services in November 1997, Electro Rent became one of the largest companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including Technology Rentals & Services, a division of CIT Group, Telogy, McGrath Rent Corp. and Continental Resources. Some of our competitors are divisions of larger organizations, and, therefore, have access to greater internal financial and other resources than we do.

        Our business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, because February is a short month, rental billing is reduced.

        We purchase the majority of our equipment from leading suppliers of electronic equipment. The research and development, manufacturing and marketing trends and activities of our major suppliers tend to shape the nature of the rental and lease demand of our customers and the availability of equipment. As a result, our business is significantly affected by the continued research and development, manufacturing and financial condition of its major suppliers, particularly Agilent Technologies.

        We believe that our relationships with our major suppliers are good. Because of the volume of our purchases and our long-term purchase arrangements, we obtain favorable price discounts.

        At May 31, 2001, Electro Rent and its subsidiaries, Genstar Rental Electronics, Inc. and Electro Rent de Mexico S.A. de C.V., employed approximately 597 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.

Item 2. Properties.

        Electro Rent's corporate headquarters and Los Angeles sales office are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 24,800 square feet are currently being listed for lease to other subtenants. These subtenant arrangements provide for all of the subleased property to be available for our future needs. There is no additional space in the building available for leasing.

        We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility is currently unoccupied and listed for sale or lease.

        Our building at 15385 Oxnard Street, Van Nuys, California, contains approximately 68,200 square feet, all of which is used by us, except for 4,500 square feet which is currently listed for lease. This building houses our California warehouse and laboratory operations.

        As of May 31, 2001 Electro Rent had both sales offices and equipment calibration and service centers in the metropolitan areas of Atlanta, Chicago and Los Angeles. We also have sales offices in Atlanta, Boston, Cleveland, Chicago, Dallas, Denver, Detroit, Houston, Las Vegas, Montreal, New York/Newark, Phoenix, San Diego, San Francisco, Seattle, Toronto and Washington/Baltimore.

        Electro Rent's facilities aggregate approximately 484,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $2,968,000 in fiscal 2001. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

Item 3. Legal Proceedings.

        In the normal course of our business, we are involved in various claims and legal proceedings. We believe these matters will not have a material adverse effect on our business or financial condition. The arbitration proceeding with General Electric Technology Management Services ("TMS"), which involved a variety of claims arising out of our purchase of certain assets from TMS in November 1997 has been settled and did not have a material adverse impact on our financial statements.

Item 4. Submission of Matters to a Vote of Security Holders.

        No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote by our security holders.

                                     PART II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters.

        Electro Rent's Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is "ELRC." The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2001, as quoted on NASDAQ, shareholder information and dividend information are set forth on page 29 of the 2001 Annual Report and are incorporated herein by reference.

        None of our preferred shares are issued and outstanding.

Item 6. Selected Financial Data.

        The summary of the selected financial data referred to as Financial Highlights, appearing on page 1 of the 2001 Annual Report, is hereby incorporated by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Information appearing under the above caption on pages 13 to 15 of the 2001 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

        The information appearing in the Risk Factors, filed with this 10-K as
Exhibit 99, is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

        Our consolidated financial statements together with the report thereon of Arthur Andersen LLP appearing on pages 17 to 29 of the 2001 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        Nothing to report.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

        Information appearing in the 2001 Proxy Statement under the captions Election of Directors (page 5 and 6), Executive Officers (page 6), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 8), and Transactions With Management (page 8), is hereby incorporated by reference.

Item 11. Executive Compensation.

        Information appearing in the 2001 Proxy Statement under the caption Executive Compensation (pages 6 to 14) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information concerning the ownership of Electro Rent's securities by its principal holders and its management is set forth in the 2001 Proxy Statement (pages 4 and 5), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information appearing in the 2001 Proxy Statement under the caption Transactions With Management (page 8) is hereby incorporated by reference.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

        (a) The following financial statements and financial statement schedule covered by the Report of Independent Public Accountants are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2001 Annual Report.

                                                                  2001 Annual
                                                                     Report        Form 10-K
                           Item                                   Page Number     Page Number
                           ----                                   -----------     -----------
Consolidated Statements of Income for each of the three years          17
in the period ended May 31, 2001

Consolidated Balance Sheets at May 31, 2001 and 2000                   18

Consolidated Statements of Shareholders' Equity for each of            19
the three years in the period ended May 31, 2001

Consolidated Statements of Cash Flows for each of the three            20
years in the period ended May 31, 2001

Notes to Consolidated Financial Statements                           21-28

Report of Independent Public Accountants                               29

                                                                  2001 Annual
                                                                     Report        Form 10-K
                           Item                                   Page Number     Page Number
                           ----                                   -----------     -----------
Schedule for each of the three years in the period ended
May 31, 2001:

    II - Valuation and qualifying accounts                                             9

Consent and Report of Independent Public Accountants                              Exhibit 23

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.

(b)     Reports on Form 8-K.

        During the last quarter of the period covered by this Annual Report on Form 10-K, the Registrant did not file and was not required to file any Current Reports on Form 8-K.

(c) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

                                  EXHIBIT INDEX
            (* Indicates compensation plan, contract or arrangement)


Exhibit
Number                           Document Description
  (3)     Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration
          Statement (Form S-14), File No. 2-63532. A copy of the Restated
          Articles of Incorporation and the Certificate of Amendment of Restated
          Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the
          fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted
          October 6, 1994 is incorporated by reference to the Annual Report
          (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the
          fiscal year ended May 31, 1997.

(10)(A)   The Electro Rent Corporation Employee Stock Ownership And Savings
          Plan, June 1, 1985 Restatement, and the Electro Rent Corporation
          Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant's Annual Report (Form 10-K) for the fiscal year ended May
          31, 1985. A copy of Amendment No. One to the Restated ESOSP is incorporated by reference to Exhibit (10)(A) of Registrant's Annual
          Report (Form 10-K) for the fiscal year ended May 31, 1987.*

          A copy of the Electro Rent Corporation Employee Stock Ownership And
          Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

          Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

Exhibit
Number                           Document Description
          Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan
          dated August 1, 1994.*

          Electro Rent Corporation Savings Plan Trust Agreement dated September
          1, 1994.*

          Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K)
          Savings Plan Adoption Agreement dated September 24, 1994.*

          Second Amendment To Electro Rent Corporation Employee Stock Ownership
          & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

          Third Amendment To Electro Rent Corporation Employee Stock Ownership
          And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

          Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As
          Of June 1, 1989) dated September 1, 1994*

          Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated September 1, 1994.*

          A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k)
          Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form
          10-K) for the fiscal year ended May 31, 1998.*

(10)(C) A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant's Annual
          Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)   The Executive Employment Agreement between the Company and Daniel
          Greenberg, Chairman of the Board of Directors and Chief Executive
          Officer, and between the Company and William Weitzman, President and Chief Operating Officer, each originally entered into December 15,
          1986 and amended November 22, 1988 by Amendment No. One To Executive
          Employment Agreement was each further amended and restated as of July
          15, 1992. A copy of each Executive Employment Agreement (Amended And
          Restated As Of July 15, 1992) is incorporated by reference to Exhibits
          (10)(D)-(1) and (10)(D)-(2) of Registrant's Annual Report (Form 10-K) for the fiscal year ended May 31, 1993.*

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

Exhibit
Number                           Document Description
          for the fiscal year ended May 31, 1990. A copy of Amendment Number One
          To Electro Rent Corporation 1990 Stock Option Plan adopted October 3,
          1991 is incorporated by reference to Exhibit (10)(E) of the Annual
          Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of
          Amendment Number Two To Electro Rent Corporation 1990 Stock Option
          Plan adopted April 11, 1995 is incorporated by reference to Exhibit
          (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May
          31, 1995.*

(10)(E)   A copy of the Electro Rent Corporation 1996 Stock Option Plan, the
          Electro Rent Corporation Stock Option Agreement (Incentive Stock
          Options) and the Electro Rent Corporation Stock Option Agreement
          (Nonstatutory Stock Options) are incorporated by reference to Exhibits
          (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One
          To Electro Rent Corporation 1996 Stock Option Plan adopted November 1,
          1996 is incorporated by reference to EXHIBIT (10)(E) of the Annual
          Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E) A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996
          Director Option Plan are incorporated by reference to Exhibits
          (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)   Electro Rent Corporation 1996 Director Option Plan Amendment No. One.

  (11) Statement re computation of per share earnings is incorporated by reference to the 2001 Annual Report, page 24.

  (13) 2001 Annual Report. Only those portions of the 2001 Annual Report to security holders expressly incorporated hereby by reference are deemed
          "filed."

  (21)    Subsidiaries of the Registrant.

          o  Electro Rent de Mexico S.A. de C.V., a Mexican corporation

          o  Genstar Rental Electronics, Inc., a Canadian corporation

  (22) Pages 1, 13-15 and 17-29 of the Annual Report to Security Holders for the fiscal year ended May 31, 2001 are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual
          Report.

  (23) Consent of Arthur Andersen LLP, the Company's independent public accountants.

  (99)    Risk Factors


(d) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2001 Annual Report by Rule 14 a 3(b) (1):

                            ELECTRO RENT CORPORATION
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended May 31, 2001, 2000 and 1999
                                 (in thousands)

                      Balance at    Additions
                      Beginning     Charged to                   Balance at End
 Description           of Year        Income      Deductions*        of Year
 -----------          ----------    ----------    -----------    --------------
Allowance for
  doubtful
 receivables
    2001               $4,866         $2,479        $5,505           $1,840
    2000               $5,834         $1,610        $2,578           $4,866
    1999               $4,715         $2,714        $1,595           $5,834

*Represents accounts written off against the allowance, net of recoveries.

                                   SIGNATURES

        Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Electro Rent Corporation


Dated: August 23, 2001.                 By  /s/ Daniel Greenberg
                                           -----------------------------------
                                        Daniel Greenberg
                                        Chief Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

          SIGNATURE                            TITLE                            DATE
/s/ Daniel Greenberg                  Chairman of the Board and            August 23, 2001
-----------------------------         Chief Executive Officer
Daniel Greenberg

/s/ William Weitzman                  President, Chief Operating Officer   August 23, 2001
-----------------------------         and Director
William Weitzman

/s/ Craig R. Jones                    Chief Financial Officer              August 23, 2001
-----------------------------
Craig R. Jones

/s/ Gerald D. Barrone                 Director                             August 23, 2001
-----------------------------
Gerald D. Barrone

                                      Director                             August 23, 2001
-----------------------------
Nancy Y. Bekavac

                                      Director                             August 23, 2001
-----------------------------
Joseph J. Kearns

/s/ S. Lee Kling                      Director                             August 23, 2001
-----------------------------
S. Lee Kling

/s/ Michael R. Peevey                 Director                             August 23, 2001
-----------------------------
Michael R. Peevey

/s/ Will Richeson, Jr.                Director                             August 23, 2001
-----------------------------
Will Richeson, Jr.