Form 10-Q
period 2001-08-31
ELECTRO RENT CORP
filed 2001-10-03
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTER ENDED AUGUST 31, 2001

                    ELECTRO RENT CORPORATION
      Exact name of registrant as specified in its charter

         CALIFORNIA                       95-2412961
(State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification No.)

                    6060 SEPULVEDA BOULEVARD
                 VAN NUYS, CALIFORNIA 91411-2501
      (Address of principal executive offices and Zip code)

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
                           Yes X   No

Number of common shares registrant had outstanding at September
24, 2001: 24,544,514

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                         AUGUST 31, 2001

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Three      3
Months Ended August 31, 2001 and 2000

Condensed Consolidated Balance Sheets at August 31, 2001       4
and May 31, 2001

Condensed Consolidated Statements of Cash Flows for the        5
Three Months Ended August 31, 2001 and 2000

Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of               10
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              13
About Market Risk

Part II: OTHER INFORMATION                                    13

Item 6. Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                    13

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                                        Three Months Ended
                                                            August 31,
                                                         2001       2000
                                                       ---------- ----------

Revenues:
  Rentals and leases                                   $  35,169  $  46,024
  Sales of equipment
    and other revenues                                     7,787     11,309
                                                       ---------- ----------
    Total revenues                                        42,956     57,333
                                                       ---------- ----------
Costs and expenses:
  Depreciation of equipment                               16,422     19,006
  Costs of revenues other
    than depreciation                                      6,374      7,247
  Selling, general and
    administrative expenses                               14,370     16,306
  Interest (income) expense, net                            (651)       435
                                                       ---------- ----------
    Total costs and expenses                              36,515     42,994
                                                       ---------- ----------
Income before income taxes                                 6,441     14,339

Income taxes                                               2,447      5,449
                                                       ---------- ----------
Net income                                             $   3,994  $   8,890
                                                       ========== ==========
Earnings per share:
  Basic                                                    $0.16      $0.36
  Diluted                                                  $0.16      $0.36

Average shares used in
  per share calculation:
  Basic                                                   24,518     24,389
  Diluted                                                 24,900     24,720

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited) (000 omitted)

                                       ASSETS

                                                      August 31,   May 31,
                                                          2001       2001
                                                       ---------- ----------

Cash and cash equivalents                              $  64,205  $  61,136
Accounts receivable, net
  of allowance for doubtful accounts                      21,002     23,809
Rental and lease equipment, net
  of accumulated depreciation                            159,678    167,521
Other property, net of accumulated
  depreciation and amortization                           18,344     18,841
Goodwill, net of amortization                             35,703     35,703
Intangibles, net of amortization                           1,653      1,684
Other                                                      3,733      3,774
                                                       ---------- ----------
                                                       $ 304,318  $ 312,468
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $  13,441  $  25,733
  Accrued expenses                                        19,495     19,606
  Deferred income taxes                                   16,968     16,943
                                                       ---------- ----------
    Total liabilities                                     49,904     62,282
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            12,016     11,782
  Retained earnings                                      242,398    238,404
                                                       ---------- ----------
    Total shareholders' equity                           254,414    250,186
                                                       ---------- ----------
                                                       $ 304,318  $ 312,468
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                         Three Months Ended
                                                             August 31,
                                                          2001       2000
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   3,994  $   8,890
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         16,973     20,193
    Provision for losses on accounts receivable              577        341
    Gain on sale of equipment                             (1,507)    (4,070)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable           2,230     (1,861)
      Decrease in other assets                                41        394
      Increase (decrease) in accounts payable                514     (2,322)
      Increase (decrease) in accrued expenses               (111)     4,100
      Increase in deferred income taxes                       25         54
                                                       ---------- ----------
      Net cash provided by operating activities           22,736     25,719
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                          6,964      9,781
  Payments for purchase of rental and lease equipment    (26,843)   (17,197)
  Payments for purchase of other property                    (22)      (140)
                                                       ---------- ----------
      Net cash used in investing activities              (19,901)    (7,556)
                                                       ---------- ----------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                       0    (15,700)
  Proceeds from issuance of common stock                     234         96
  Payment for repurchase of common stock                       0     (2,981)
                                                       ---------- ----------
      Net cash provided by (used in)
           financing activities                              234    (18,585)
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents       3,069       (422)
Cash and cash equivalents at beginning of period          61,136      1,605
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  64,205  $   1,183
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

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
The information furnished reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the financial position and the results of operations of the Company.
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

Note 2: Impairment of Assets

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

Note 3: Interest and Income Taxes Paid

Total interest paid during the three month periods ended August
31, 2001 and 2000 was $7,000 and $178,000, respectively.  Total income taxes paid during the three month period ended August 31,
2001 were $754,000 compared to $1,235,000 during the same period in the prior year.  Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $12,817,000 and
$25,623,000 as of August 31, 2001 and May 31, 2001, respectively, and $19,552,000 and $19,947,000 as of August 31, 2000 and May 31,
2000, respectively, payable during subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options with a portion of lease revenue deferred until option exercise.  At August 31, 2001 investment in sales-type leases of $1,328,000 net of deferred interest of $59,000 is
included in other assets.  Interest income is recognized over the life of the lease using the interest method.

Note 6: Acquisition Purchase Price Settlement

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

Note 7: Comprehensive Income

SFAS No.  130, "Reporting Comprehensive Income," establishes standards to measure all changes in equity that result from
transactions and other economic events other than transactions with shareholders.  Comprehensive income is the total of net income and all other non-shareholder changes in equity.  Other than net income, the Company has no comprehensive income.

Note 8: Segment Reporting

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

Note 9: Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards No. 141 ("SFAS
141"), "Business Combinations."  SFAS 141 requires the purchase method of accounting for business combinations initiated after
June 30, 2001 and eliminates the pooling-of-interests method.  We believe that the adoption of SFAS 141 will not have a significant impact on our financial statements.

In July 2001, the FASB issued Statement of Financial Accounting
Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible
Assets."  SFAS 142 requires, among other things, the
discontinuance of goodwill amortization and the testing for
impairment of goodwill at least annually.  The Company adopted
SFAS 142 in the first quarter of the year ending May 31, 2002.
The impact of SFAS 142 on the Company's financial position and results of operations was immaterial.

Note 10: Goodwill and Intangible Assets

During the first quarter of fiscal year 2002, the Company early-
adopted Statement of Financial Accounting Standards No. 142
("SFAS 142"), "Goodwill and Other Intangible Assets."  In
accordance with SFAS 142, the Company discontinued goodwill
amortization.  The Company will complete the first step of the transitional goodwill impairment test during the second quarter.
The Company will continue to test goodwill for impairment at least annually.  Other intangible assets continue to be amortized over their expected useful life of twenty years.

Goodwill was $35.7 million as of August 31, 2001, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class (in thousands):

                                As of August 31, 2001
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,896)
Trade name                           2,000         (951)
                                    ------      --------
Total                               $6,500      ($4,847)
                                    ======      ========

Aggregate amortization expense on intangible assets was
approximately $0.03 million for the quarter ended August 31,
2001.  There was no impairment loss recorded during the quarter.
Amortization expense is expected to be approximately $.13 million in each of the next five fiscal years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                     Three Months Ended
                                          August 31,
                                    --------------------
                                       2001         2000
                                     ------       ------
Reported net income                  $3,994       $8,890
  Add back: goodwill amortization,
    net of tax effect                     0          271
                                     ------       ------
Adjusted net income                  $3,994       $9,161
                                     ======       ======
Basic earnings per share
  As reported                         $0.16        $0.36
  As adjusted                         $0.16        $0.37
Diluted earnings per share
  As reported                         $0.16        $0.36
  As adjusted                         $0.16        $0.37

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of August 31, 2001 and the results of operations for the three month period ended August 31, 2001.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2001 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.

Results of Operations

Comparison of Three Months Ended August 31, 2001 and 2000

Total revenues for the three months ended August 31, 2001
decreased 25.0% to $43.0 million from $57.3 million in the
comparable prior year period.  Rental and lease revenues
decreased 23.5% to $35.2 million,
primarily as a result of continued weakness in computer-related equipment.  Sales of equipment and other revenues decreased 31.1%
to $7.8 million due to lower demand for test and measurement equipment and computer-related services.

Depreciation of equipment increased from 41.3% of rental and lease revenues in the first quarter of fiscal 2001 to 46.7% of rental and lease revenues in the first quarter of fiscal 2002.
This expense ratio increase is mainly due to lower revenues, as noted above, partially offset by lower depreciation expense.
Lower depreciation resulted from the continued reduction in our computer-related equipment pool.  This 13.6% decline in
depreciation expense from the prior year period was exceeded by the 23.5% decline in rental and lease revenues.  PC equipment utilization continued a steady decline to its lowest historical level, while T&M equipment utilization declined slightly since the end of the prior fiscal year.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased from 58.4% of equipment sales in the first quarter of fiscal 2001 to 78.4% of equipment sales in the first quarter of fiscal 2002.  This cost ratio
increase is the result of a decline in the market value for used
PCs and test and measurement equipment.

Selling, general and administrative expenses totaled $14.4
million for the first quarter of fiscal 2002, or 33.5% of
revenues, as compared to $16.3 million, or 28.4% of revenues, for the first quarter of fiscal 2001.  This expense ratio increase reflects a 25.0% decline in total revenues, compared with an
11.9% decline in SG&A, which resulted from a reduction in
personnel, the closing of certain locations, resolution of the
TMS arbitration, and the termination of goodwill amortization.

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$5.8 million or 13.5% of total revenues in the first quarter of fiscal 2002 compared to $14.8 million or 25.8% of total revenues in the first quarter of fiscal 2001.

                                  Page 10

Net interest income and expense changed from expense of $435,000 in the first quarter of fiscal 2001 to income of $651,000 in the first quarter of fiscal 2002.  This change is due to the
repayment of all bank borrowings during the second quarter of fiscal 2001, and subsequent investment of cash in money market instruments.

Liquidity and Capital Resources

The Company's primary capital requirements are purchases of
rental and lease equipment and debt service, although all bank borrowings were repaid in the second quarter of fiscal 2001.  The
Company purchases equipment throughout each year to replace
equipment, which has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer needs.  The market for personal computers has declined during the last three years.  However, during the first three months of fiscal 2001, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and measurement equipment, and to keep the equipment pool technologically up-to-
date.  Cash and cash equivalents are likely to continue to
accumulate, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other opportunities.

During the three months ended August 31, 2001 and 2000 net cash provided by operating activities was $22.7 million and $25.7 million, respectively.  The decrease in fiscal 2002 results
primarily from the decline in PC rental and lease revenues and lower depreciation and amortization expense, as discussed above.
During the three months ended August 31, 2001 and 2000 net cash used in investing activities was $19.9 million and $7.6 million, respectively.  This increase is primarily attributable to greater expenditures for test and measurement equipment in the current quarter as compared to the same quarter in the prior year.
During the first three months of fiscal 2002 net cash flows from financing activities was $.2 million provided, compared to $18.6 million used in the first three months of fiscal 2001.  This is largely the result of a repayments of bank borrowings and the repurchase of $2.9 million of the Company's common stock in the prior year quarter.

On November 14, 2000, the Company's previous revolving line of credit expired.  On December 1, 2000, the Company entered into an agreement with a bank to provide a new revolving line of credit for $25.0 million, subject to certain restrictions, to meet
equipment acquisition needs as well as working capital and
general corporate requirements.  The Company had no borrowings outstanding at August 31, 2001.

                                  Page 11

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained in this Form 10-Q, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking
statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  The
Company undertakes no obligation to update or revise any forward-
looking statements that are or may be affected by developments which the Company's management does not deem material.  When used or incorporated by reference in this Form 10-Q, the words
"anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements.
These forward-looking statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.
The Company believes its management's assumptions are reasonable, nonetheless, it is likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-
looking statement, and those differences could be material.
Factors that could cause or contribute to these differences
include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations," and in "Quantitative and Qualitative
Disclosure About Market Risk," as well as in the Company's Annual
Report on Form 10-K for the year ended May 31, 2001, including the "Risk Factors" attached as Exhibit 99 to that document, the
Company's Proxy Statement for its 2001 Annual Meeting of
Shareholders and the Company's other filings with the Securities and Exchange Commission.  Should one or more of the risks
discussed, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the
Company's actual results may vary materially from those
anticipated, estimated, expected or projected.

                                  Page 12

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk

The Company's primary market risk exposure historically has been risks related to interest rate fluctuations, primarily related to its previous borrowings under its unsecured revolving credit facility. However, interest rates do not necessarily impact the
Company's margins or earnings because the effects of higher or lower borrowing costs may be reflected in the financing rates on newly rented and leased assets. The Company attempts to reduce this risk by utilizing derivative financial instruments, namely interest rate caps and swaps, pursuant to Company policies. The
Company does not enter into derivative financial instruments for the purpose of trading. Although the Company has the ability to draw on its revolving credit line, the Company currently has no outstanding borrowings under its credit facility or interest rate protection agreements in place.

The Company is also subject to risks associated with foreign currency rate fluctuations to the extent of financing
arrangements for rented and leased equipment denominated in
Canadian dollars. The Company has determined that hedging of these assets is not cost effective and instead attempts to
minimize its risks due to currency and exchange rate fluctuations through working capital management. The Company does not believe that any foreseeable change in currency rates would materially or adversely affect its financial position or results of operations.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED: September 24, 2001

/s/ Craig R.  Jones
Craig R. Jones
Vice President and Chief Financial Officer

                                  Page 13