Form 10-Q
period 2001-11-30
ELECTRO RENT CORP
filed 2001-12-20
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED NOVEMBER 30, 2001

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
                           Yes X   No

Number of common shares registrant had outstanding at December
17, 2001: 24,590,007

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        NOVEMBER 30, 2001

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Three      3
Months and Six Months Ended November 30, 2001 and 2000

Condensed Consolidated Balance Sheets at November 30, 2001     4
and May 31, 2001

Condensed Consolidated Statements of Cash Flows for the        5
Six Months Ended November 30, 2001 and 2000

Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of               10
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              14
About Market Risk

Part II: OTHER INFORMATION                                    14

Item 6. Exhibits and Reports on Form 8-K                      15

SIGNATURES                                                    15

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                   Three Months Ended    Six Months Ended
                                      November 30,          November 30,
                                    2001       2000       2001       2000
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  29,860  $  46,344  $  64,867  $  92,368
  Sales of equipment
    and other revenues               9,221      8,173     17,170     19,482
                                 ---------- ---------- ---------- ----------
    Total revenues                  39,081     54,517     82,037    111,850
                                 ---------- ---------- ---------- ----------
Costs and expenses:
  Depreciation of equipment         15,006     18,640     31,428     37,646
  Costs of revenues other
    than depreciation                5,962      5,941     12,336     13,188
  Selling, general and
    administrative expenses         13,501     15,743     27,871     32,049
  Interest (income) expense, net      (552)       173     (1,203)       608
                                 ---------- ---------- ---------- ----------
    Total costs and expenses        33,917     40,497     70,432     83,491
                                 ---------- ---------- ---------- ----------
Income before income taxes           5,164     14,020     11,605     28,359

Income taxes                         1,962      5,328      4,409     10,777
                                 ---------- ---------- ---------- ----------
Net income                       $   3,202  $   8,692  $   7,196  $  17,582
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.13      $0.36      $0.29      $0.72
  Diluted                            $0.13      $0.35      $0.29      $0.71

Average shares used in
  per share calculation:
  Basic                             24,573     24,357     24,545     24,373
  Diluted                           24,805     24,705     24,855     24,710

                              See accompanying notes to
                    condensed consolidated financial statements.

                                        Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000 omitted)

                                       ASSETS

                                                      (Unaudited)
                                                      November 30   May 31,
                                                          2001       2001
                                                       ---------- ----------

Cash and cash equivalents                              $  80,669  $  61,136
Accounts receivable, net
  of allowance for doubtful accounts                      18,041     23,809
Rental and lease equipment, net
  of accumulated depreciation                            145,432    167,521
Other property, net of accumulated
  depreciation and amortization                           17,833     18,841
Goodwill, net of amortization                             35,703     35,703
Intangibles, net of amortization                           1,621      1,684
Other                                                      4,767      3,774
                                                       ---------- ----------
                                                       $ 304,066  $ 312,468
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $  10,573  $  25,733
  Accrued expenses                                        18,797     19,606
  Deferred income taxes                                   16,988     16,943
                                                       ---------- ----------
    Total liabilities                                     46,358     62,282
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            12,148     11,782
  Retained earnings                                      245,560    238,404
                                                       ---------- ----------
    Total shareholders' equity                           257,708    250,186
                                                       ---------- ----------
                                                       $ 304,066  $ 312,468
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                        Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                         Six Months Ended
                                                            November 30,
                                                          2001       2000
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   7,196  $  17,582
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         32,522     39,982
    Provision for losses on accounts receivable            1,132      1,267
    Gain on sale of equipment                             (4,059)    (6,106)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable           4,636     (3,661)
      Decrease in other assets                              (993)       (56)
      Increase in accounts payable                         1,084        938
      Decrease in accrued expenses                          (809)      (501)
      Increase in deferred income taxes                       45        107
                                                       ---------- ----------
      Net cash provided by operating activities           40,754     49,552
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                         14,586     16,783
  Payments for purchase of rental and lease equipment    (36,110)   (39,657)
  Payments for purchase of other property                    (23)      (214)
                                                       ---------- ----------
      Net cash used in investing activities              (21,547)   (23,088)
                                                       ---------- ----------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                       0    (21,800)
  Proceeds from issuance of common stock                     368        157
  Payment for repurchase of common stock                     (42)    (2,981)
                                                       ---------- ----------
      Net cash provided by (used in)
           financing activities                              326    (24,624)
                                                       ---------- ----------
Net increase in cash and cash equivalents                 19,533      1,840
Cash and cash equivalents at beginning of period          61,136      1,605
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  80,669  $   3,445
                                                       ========== ==========

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
Certain reclassifications have been made to make information comparable between years.  The information furnished reflects all adjustments, which in the opinion of management, are necessary to a fair statement of the financial position and the results of operations of the Company.  All such adjustments are of a normal recurring nature.

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

Note 2: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed quarterly and/or when factors indicating an impairment are present.  The Company recognizes impairment losses on
equipment held for rental and lease when the expected future cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated recoverable value.  The
Company would recognize impairment losses on goodwill when the carrying amount exceeds its fair value.

Note 3: Interest and Income Taxes Paid

Total interest paid during the six month periods ended November
30, 2001 and 2000 was $21,000 and $219,000, respectively.  Total income taxes paid during the six month period ended November 30,
2001 were $3,717,000 compared to $11,383,000 during the same period in the prior year.  Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $9,379,000 and
$25,623,000 as of November 30, 2001 and May 31, 2001,
respectively, and $21,600,000 and $19,947,000 as of November 30,
2000 and May 31, 2000, respectively, payable during subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options with a portion of lease revenue deferred until option exercise.  At November 30, 2001 investment in sales-type leases of $1,714,000 net of deferred interest of $83,000 is
included in other assets.  Interest income is recognized over the life of the lease using the interest method.

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

Note 10: Goodwill and Intangible Assets

During the first quarter of fiscal year 2002, the Company early-
adopted Statement of Financial Accounting Standards No. 142
("SFAS 142"), "Goodwill and Other Intangible Assets."  In
accordance with SFAS 142, the Company discontinued goodwill
amortization and tested goodwill for impairment as of June 1,
2001.  No impairment loss appeared necessary.  The Company will continue to test goodwill for impairment at least annually.
Other intangible assets continue to be amortized over their
expected useful life of twenty years.

Goodwill was $35.7 million as of November 30, 2001, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class (in thousands):

                               As of November 30, 2001
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,907)
Trade name                           2,000         (972)
                                    ------      --------
Total                               $6,500      ($4,879)
                                    ======      ========

Aggregate amortization expense on intangible assets was
approximately $0.03 million for the quarter ended November 30,
2001.  There was no impairment loss recorded during the quarter.
Amortization expense is expected to be approximately $.13 million in each of the next five fiscal years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                      Six Months Ended
                                         November 30,
                                    --------------------
                                       2001         2000
                                     ------       ------
Reported net income                  $7,196      $17,582
  Add back: goodwill amortization,
    net of tax effect                     0          541
                                     ------       ------
Adjusted net income                  $7,196      $18,123
                                     ======       ======
Basic earnings per share
  As reported                         $0.29        $0.72
  As adjusted                         $0.29        $0.74
Diluted earnings per share
  As reported                         $0.29        $0.71
  As adjusted                         $0.29        $0.73

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of November 30, 2001 and the results of operations for the six month period ended November 30, 2001.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2001 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.

Results of Operations

Comparison of Three Months Ended November 30, 2001 and 2000

Total revenues for the three months ended November 30, 2001
decreased 28.3% to $39.1 million from $54.5 million in the
comparable prior year period.  Rental and lease revenues
decreased 35.4% to $29.9 million, primarily as a result of
continued weakness in both test and measurement (T&M) and
computer-related (DP) equipment.  Sales of equipment and other revenues increased 12.2% to $9.2 million, due to higher demand for T&M equipment and DP services, partially offset by lower demand for DP equipment.

In spite of progress in reducing our DP equipment pool and
related depreciation, depreciation of equipment increased from
40.2% of rental and lease revenues in the second quarter of
fiscal 2001 to 50.3% of rental and lease revenues in the second quarter of fiscal 2002.  This expense ratio increased because the
19.5% decline in depreciation expense from the prior year period was exceeded by a 35.4% decline in rental and lease revenues.  DP equipment utilization continued a four-year decline to its lowest historical level, while T&M equipment utilization continued a decline which began in the fourth quarter of fiscal 2001 and reached its lowest level since fiscal 1994.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 70.9% of equipment sales in the second quarter of fiscal 2001 to 66.5% of equipment sales in the second quarter of fiscal 2002.  This cost ratio decrease reflects the liquidation of used equipment which is cumulatively more depreciated in the current year, compared to the prior year.

Selling, general and administrative expenses totaled $13.5
million for the second quarter of fiscal 2002, or 34.5% of
revenues, as compared to $15.7 million, or 28.9% of revenues, for the second quarter of fiscal 2001.  Although SG&A expenses were reduced by 14.2%, reflecting a reduction in personnel, the
closing of certain locations, resolution of the TMS arbitration, and the termination of goodwill amortization, total revenues declined at a faster rate of 28.3%

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$4.6 million or 11.8% of total revenues in the second quarter of fiscal 2002 compared to $14.2 million or 26.0% of total revenues in the second quarter of fiscal 2001.

Net interest income and expense changed from expense of $173,000 in the second quarter of fiscal 2001 to income of $552,000 in the second quarter of fiscal 2002.  This change is due to the
repayment of all bank borrowings during the second quarter of fiscal 2001, and subsequent investment of cash in money market instruments.

Comparison of Six Months Ended November 30, 2001 and 2000

Total revenues for the six months ended November 30, 2001
decreased 26.7% to $82.0 million from $111.9 million in the
comparable prior year period.  Rental and lease revenues
decreased 29.8% to $64.9 million, primarily as a result of
continued weakness in the business.  Sales of equipment and other revenues decreased 11.8% to $17.2 million due to lower demand for
T&M and DP equipment.

In spite of progress in reducing our DP equipment pool and
related depreciation, depreciation of equipment increased from
40.8% of rental and lease revenues in the first half of fiscal
2001 to 48.4% of rental and lease revenues in the first half of fiscal 2002.  This expense ratio increased because the 16.5%
decline in depreciation expense from the prior year period was exceeded by a 29.8% decline in rental and lease revenues.  DP equipment utilization continued a four-year decline to its lowest historical level, while T&M equipment utilization continued a decline which began in the fourth quarter of fiscal 2001 and reached its lowest level since fiscal 1994.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased from 63.6% of equipment sales in the first half of fiscal 2001 to 72.2% of equipment sales in the first half of fiscal 2002.  This cost ratio increase reflects the liquidation of used equipment which is cumulatively less depreciated in the current year, compared to the prior year.

Selling, general and administrative expenses totaled $27.9
million for the first half of fiscal 2002, or 34.0% of revenues, as compared to $32.0 million, or 28.7% of revenues, for the first half of fiscal 2001.  Although SG&A expenses were reduced by
12.8%, reflecting a reduction in personnel, the closing of
certain locations, resolution of the TMS arbitration, and the termination of goodwill amortization, total revenues declined at a faster rate of 26.7%.

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$10.4 million or 12.7% of total revenues in the first half of fiscal 2002 compared to $29.0 million or 25.9% of total revenues in the first half of fiscal 2001.

Net interest income and expense changed from expense of $608,000 in the first half of fiscal 2001 to income of $1,203,000 in the first half of fiscal 2002.  This change is due to the repayment of all bank borrowings during the first half of fiscal 2001, and subsequent investment of cash in money market instruments.

Liquidity and Capital Resources

The Company's primary capital requirements are purchases of
rental and lease equipment and debt service, although all bank borrowings were repaid in the second quarter of fiscal 2001.  The
Company purchases equipment throughout each year to replace
equipment, which has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer needs.  The market for personal computers has declined during the last four years, and the T&M market began declining in the last quarter of fiscal 2001.  However, during the first six months of fiscal
2002, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and
measurement equipment, and to keep the equipment pool
technologically up-to-date.  Cash and cash equivalents are likely to continue to accumulate, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other
opportunities.

During the six months ended November 30, 2001 and 2000 net cash provided by operating activities was $40.8 million and $49.6 million, respectively.  The decrease in fiscal 2002 results
primarily from the decline in DP and T&M rental and lease
revenues and lower depreciation and amortization expense,
partially offset by a decrease in accounts receivable.  During the six months ended November 30, 2001 and 2000 net cash used in investing activities was $21.5 million and $23.1 million,
respectively.  This decrease is primarily attributable to lower expenditures for equipment in the first six months of the current fiscal year as compared to the same period in the prior year.
During the first half of fiscal 2002 net cash flows from
financing activities were $0.3 million provided, compared to
$24.6 million used in the first half of fiscal 2001.  This is largely the result of a repayments of bank borrowings and the repurchase of $3.0 million of the Company's common stock in the prior year period.

On November 14, 2000, the Company's previous revolving line of credit expired.  On December 1, 2000, the Company entered into an agreement with a bank to provide a new revolving line of credit for $25.0 million, subject to certain restrictions, to meet
equipment acquisition needs as well as working capital and
general corporate requirements.  The Company had no borrowings outstanding at November 30, 2001.

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

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk Related to Interest Rates and Foreign Currency Exchange Rates

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

Part II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 11, 2001, the 2001 Annual Meeting of Shareholders
of the Registrant was held.  Proxies pursuant to Regulation 14A were solicited in connection with the meeting.  22,168,473 shares were present in person or by proxy out of a total of 24,526,164 shares issued and outstanding and eligible to vote on the record date.

(b) The meeting involved the election of directors.  The
following directors were elected by the number of affirmative votes set opposite their respective names:

Name                             Number of Votes
----                             ---------------
Gerald D. Barrone                     22,153,924
Nancy Y. Bekavac                      22,154,124
Daniel Greenberg                      21,251,681
Joseph J. Kearns                      22,154,196
S. Lee Kling                          22,147,850
Michael R. Peevey                     22,154,196
Will Richeson, Jr.                    22,149,010
William Weitzman                      21,195,307

(c) Other matters submitted to a vote of security holders:  The shareholders approved an Amendment to the 1996 Director Option
Plan.  18,851,170 shares were voted for, 3,237,375 were voted against, and 41,928 shares abstained from voting.

The shareholders ratified the appointment of Arthur Andersen LLP as the registrant's independent public accountants for the
current year.  22,137,725 shares were voted for, 19,038 were voted against, and 11,710 shares abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED: December 20, 2001

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer