Form 10-Q
period 2002-02-28
ELECTRO RENT CORP
filed 2002-03-25
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C. 20549

                            FORM 10-Q

           QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

             FOR THE QUARTER ENDED FEBRUARY 28, 2002

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
                           Yes X   No

Number of common shares registrant had outstanding at March 18,
2002: 24,638,858

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        FEBRUARY 28, 2002

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Statements of Income for the Three      3
Months and Nine Months Ended February 28, 2002 and 2001

Condensed Consolidated Balance Sheets at February 28, 2002     4
and May 31, 2001

Condensed Consolidated Statements of Cash Flows for the        5
Nine Months Ended February 28, 2002 and 2001

Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of               10
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              14
About Market Risk

Part II: OTHER INFORMATION                                    14

Item 6. Exhibits and Reports on Form 8-K                      14

SIGNATURES                                                    14

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                  Three Months Ended    Nine Months Ended
                                     February 28,          February 28,
                                   2002       2001       2002       2001
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  25,727  $  42,417  $  90,594  $ 134,785
  Sales of equipment
    and other revenues               6,266      8,335     23,436     27,817
                                 ---------- ---------- ---------- ----------
    Total revenues                  31,993     50,752    114,030    162,602
                                 ---------- ---------- ---------- ----------
Costs and expenses:
  Depreciation of equipment         13,674     17,862     45,102     55,508
  Costs of revenues other
    than depreciation                4,312      6,250     16,648     19,438
  Selling, general and
    administrative expenses         11,592     15,181     39,463     47,230
  Interest income, net                (498)      (620)    (1,701)       (12)
                                 ---------- ---------- ---------- ----------
    Total costs and expenses        29,080     38,673     99,512    122,164
                                 ---------- ---------- ---------- ----------
Income before income taxes           2,913     12,079     14,518     40,438

Income taxes                         1,106      4,589      5,515     15,366
                                 ---------- ---------- ---------- ----------
Net income                       $   1,807  $   7,490  $   9,003  $  25,072
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.07      $0.31      $0.37      $1.03
  Diluted                            $0.07      $0.30      $0.36      $1.01

Average shares used in
  per share calculation:
  Basic                             24,605     24,425     24,565     24,390
  Diluted                           24,804     24,786     24,833     24,734

                                        Page 3

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000 omitted)

                                       ASSETS
                                                      (Unaudited)
                                                      February 28  May 31,
                                                          2002       2001
                                                       ---------- ----------

Cash and cash equivalents                              $  99,082  $  61,136
Accounts receivable, net
  of allowance for doubtful accounts                      14,592     23,809
Rental and lease equipment, net
  of accumulated depreciation                            134,351    167,521
Other property, net of accumulated
  depreciation and amortization                           17,393     18,841
Goodwill, net of amortization                             35,703     35,703
Intangibles, net of amortization                           1,590      1,684
Other                                                      4,239      3,774
                                                       ---------- ----------
                                                       $ 306,950  $ 312,468
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $  11,249  $  25,733
  Accrued expenses                                        19,025     19,606
  Deferred income taxes                                   16,999     16,943
                                                       ---------- ----------
    Total liabilities                                     47,273     62,282
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            12,325     11,782
  Retained earnings                                      247,352    238,404
                                                       ---------- ----------
    Total shareholders' equity                           259,677    250,186
                                                       ---------- ----------
                                                       $ 306,950  $ 312,468
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                        Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                        Nine Months Ended
                                                            February 28,
                                                          2002       2001
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   9,003  $  25,072
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         46,709     58,845
    Provision for losses on accounts receivable            1,652      1,874
    Gain on sale of equipment                             (6,131)    (8,133)
    Change in operating assets and liabilities:
      (Increase) decrease in accounts receivable           7,565       (105)
      (Increase) decrease in other assets                   (465)         9
      Increase (decrease) in accounts payable              1,981     (6,318)
      Decrease in accrued expenses                          (581)    (3,570)
      Increase in deferred income taxes                       56        153
                                                       ---------- ----------
      Net cash provided by operating activities           59,789     67,827
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of equipment                         20,227     23,974
  Proceeds from purchase price settlement                      0     20,800
  Payments for purchase of rental and lease equipment    (42,484)   (45,813)
  Payments for purchase of other property                    (74)      (300)
                                                       ---------- ----------
      Net cash used in investing activities              (22,331)    (1,339)
                                                       ---------- ----------
Cash flows from financing activities:
  Decrease in short-term bank borrowings                       0    (21,800)
  Proceeds from issuance of common stock                     488        623
  Payment for repurchase of common stock                       0     (2,981)
                                                       ---------- ----------
      Net cash provided by (used in)
           financing activities                              488    (24,158)
                                                       ---------- ----------
Net increase in cash and cash equivalents                 37,946     42,330
Cash and cash equivalents at beginning of period          61,136      1,605
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  99,082  $  43,935
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                        Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The unaudited consolidated financial statements are condensed and do not contain all information required by generally accepted accounting principles to be included in a full set of financial statements.  The condensed consolidated financial statements include Electro Rent Corporation and the accounts of its wholly owned subsidiary.

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

Note 3: Interest and Income Taxes Paid

Total interest paid during the nine month periods ended February
28, 2002 and 2001 was $25,000 and $230,000, respectively.  Total income taxes paid during the nine month period ended February 28,
2002 were $4,566,000 compared to $14,903,000 during the same period in the prior year.  Interest and income taxes paid will vary from amounts recorded in the financial statements.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $9,158,000 and
$25,623,000 as of February 28, 2002 and May 31, 2001,
respectively, and $18,817,000 and $19,947,000 as of February 28,
2001 and May 31, 2000, respectively, payable during subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options with a portion of lease revenue deferred until option exercise.  At February 28, 2002 investment in sales-type leases of $1,409,000 net of deferred interest of $64,000 is
included in other assets.  Interest income is recognized over the life of the lease using the interest method.

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
The impact of SFAS 142 on the Company's financial position and results of operations was primarily the elimination of
goodwill amortization (see below).

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

Goodwill was $35.7 million as of February 28, 2002, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class (in thousands):

                               As of February 28, 2002
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,918)
Trade name                           2,000         (992)
                                    ------      --------
Total                               $6,500      ($4,910)
                                    ======      ========

Aggregate amortization expense on intangible assets was
approximately $0.03 million for the quarter ended February 28,
2002.  There was no impairment loss recorded during the quarter.
Amortization expense is expected to be approximately $0.13
million in each of the next five fiscal years.

The following table presents net income on a comparable basis, after adjustment for goodwill amortization (in thousands, except per share amounts):

                                     Nine Months Ended
                                         February 28,
                                    --------------------
                                       2002         2001
                                     ------       ------
Reported net income                  $9,003      $25,072
  Add back: goodwill amortization,
    net of tax effect                     0          812
                                     ------       ------
Adjusted net income                  $9,003      $25,884
                                     ======       ======
Basic earnings per share
  As reported                         $0.37        $1.03
  As adjusted                         $0.37        $1.06
Diluted earnings per share
  As reported                         $0.36        $1.01
  As adjusted                         $0.36        $1.04

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of February 28, 2002 and the results of operations for the nine month period ended February 28, 2002.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2001 Annual Report on Form 10-K (pages 13-15) to which the reader is directed for additional information.

Results of Operations

Comparison of Three Months Ended February 28, 2002 and 2001

Total revenues for the three months ended February 28, 2002
decreased 37.0% to $32.0 million from $50.8 million in the
comparable prior year period.  Rental and lease revenues
decreased 39.4% to $25.7 million, primarily as a result of
continued weakness in both test and measurement (T&M) and
computer-related (DP) equipment.  Sales of equipment and other revenues decreased 24.8% to $6.3 million, due to lower demand for both T&M and DP equipment and a smaller used equipment pool.

In spite of progress in reducing our DP equipment pool and
related depreciation, depreciation of equipment increased from
42.1% of rental and lease revenues in the third quarter of fiscal
2001 to 53.2% of rental and lease revenues in the third quarter of fiscal 2002.  This expense ratio increased because the 23.4%
decline in depreciation expense from the prior year period was exceeded by a 39.4% decline in rental and lease revenues.  DP equipment utilization continued a four-year decline to its lowest historical level, while T&M equipment utilization continued a decline which began in the fourth quarter of fiscal 2001 and reached its lowest level since fiscal 1994.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 71.8% of equipment sales in the third quarter of fiscal 2001 to 63.3% of equipment sales in the third quarter of fiscal 2002.  This cost ratio
decrease reflects the liquidation of used equipment which is cumulatively more depreciated in the current year, compared to the prior year.

Selling, general and administrative expenses totaled $11.6
million for the third quarter of fiscal 2002, or 36.2% of
revenues, as compared to $15.2 million, or 29.9% of revenues, for the third quarter of fiscal 2001.  Although SG&A expenses were reduced by 23.6%, reflecting a reduction in personnel, the
closing of certain locations, resolution of the TMS arbitration, and the termination of goodwill amortization, total revenues declined at a faster rate of 37.0%

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$2.4 million or 7.5% of total revenues in the third quarter of fiscal 2002 compared to $11.5 million or 22.6% of total revenues in the third quarter of fiscal 2001.

Net interest income decreased from $0.6 million in the third quarter of fiscal 2001 to $0.5 million in the third quarter of fiscal 2002.  This change is due investments in money market instruments which yielded lower interest rates in the current year as compared to the prior year.

Comparison of Nine Months Ended February 28, 2002 and 2001

Total revenues for the nine months ended February 28, 2002
decreased 29.9% to $114.0 million from $162.6 million in the comparable prior year period.  Rental and lease revenues
decreased 32.8% to $90.6 million, primarily as a result of
continued weakness in the business.  Sales of equipment and other revenues decreased 15.8% to $23.4 million due to lower demand for
T&M and DP equipment.

In spite of progress in reducing our DP equipment pool and
related depreciation, depreciation of equipment increased from
41.2% of rental and lease revenues in the first nine months of fiscal 2001 to 49.8% of rental and lease revenues in the first nine months of fiscal 2002.  This expense ratio increased because the 18.7% decline in depreciation expense from the prior year period was exceeded by a 32.8% decline in rental and lease
revenues.  DP equipment utilization continued a four-year decline to its lowest historical level, while T&M equipment utilization continued a decline which began in the fourth quarter of fiscal
2001 and reached its lowest level since fiscal 1994.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased from 66.1% of equipment sales in the first nine months of fiscal 2001 to 69.7% of
equipment sales in the first nine months of fiscal 2002.  This cost ratio increase reflects the liquidation of used equipment which is cumulatively less depreciated in the current year,
compared to the prior year.

Selling, general and administrative expenses totaled $39.5
million for the first nine months of fiscal 2002, or 34.6% of revenues, as compared to $47.2 million, or 29.0% of revenues, for the first nine months of fiscal 2001.  Although SG&A expenses were reduced by 16.3%, reflecting a reduction in personnel, the closing of certain locations, resolution of the TMS arbitration, and the termination of goodwill amortization, total revenues declined at a faster rate of 29.9%.

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$12.8 million or 11.2% of total revenues in the first nine months of fiscal 2002 compared to $40.4 million or 24.9% of total
revenues in the first nine months of fiscal 2001.

Net interest income increased from $12,000 in the first nine months of fiscal 2001 to $1,701,000 in the first nine months of fiscal 2002.  This change is due to the repayment of all bank borrowings during the first nine months of fiscal 2001, and
subsequent investment of cash in money market instruments.

Liquidity and Capital Resources

The Company's primary capital requirements are purchases of
rental and lease equipment and debt service, although all bank borrowings were repaid in the second quarter of fiscal 2001.  The
Company purchases equipment throughout each year to replace
equipment, which has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer needs.  The market for personal computers has declined during the last four years, and the T&M market began declining in the last quarter of fiscal 2001.  However, during the first nine months of fiscal
2002, purchases of equipment continued to be made to support some areas of growth for both personal computers and test and
measurement equipment, and to keep the equipment pool
technologically up-to-date.  Cash and cash equivalents are likely to continue to accumulate, unless the Company decides to buy back additional shares, finance an acquisition, or pursue other
opportunities.

During the nine months ended February 28, 2002 and 2001 net cash provided by operating activities was $59.8 million and $67.8 million, respectively.  The decrease in fiscal 2002 results
primarily from the decline in DP and T&M rental and lease
revenues and lower depreciation and amortization expense,
partially offset by a decrease in accounts receivable.  During the nine months ended February 28, 2002 and 2001 net cash used in investing activities was $22.3 million and $1.3 million,
respectively.  This increase is primarily attributable to the inclusion in the total for the prior fiscal year of $20.8 million in proceeds from a purchase price settlement.  During the first nine months of fiscal 2002 net cash flows from financing
activities were $0.5 million provided, compared to $24.2 million used in the first nine months of fiscal 2001.  This is largely the result of repayments of bank borrowings and the repurchase of $3.0 million of the Company's common stock in the prior year period.

On December 1, 2001, the Company renewed its agreement with a bank to provide a revolving line of credit for $25.0 million, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate
requirements.  The Company had no borrowings outstanding at
February 28, 2002.

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

DATED: March 22, 2002

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer