Form 10-K
period 2002-05-31
ELECTRO RENT CORP
filed 2002-08-29
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT

PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-9061

ELECTRO RENT CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-2412961 (I.R.S. Employer Identification No.)

6060 Sepulveda Boulevard
Van Nuys, California 91411-2512
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (818) 786-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]    No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

The aggregate market value of the registrant’s Voting Stock, held by non-affiliates of the registrant, as of August 23, 2002, was $217,233,703.

Number of shares of Common Stock outstanding as of August 23, 2002: 24,802,860 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Inside front cover and pages 5-9 and 11-23 of the Annual Report to Security Holders for the fiscal year ended May 31, 2002 (the “2002 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 10, 2002 (the “2002 Proxy Statement”).

CROSS REFERENCE SHEET

Showing Location in 2002 Annual Report
and 2002 Proxy Statement of Information
Required by Items of Form 10-K

PART II

Caption and Reference
	Form 10-K Item	in 2002 Annual Report
	Number and Caption	or 2002 Proxy Statement

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 23

6.	Selected Financial Data	Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 5 to 9

8.	Financial Statements and Supplementary Data	Annual Report pages 11 to 23

PART III

10.	Directors and Executive Officers of the Registrant	Proxy Statement pages 5, 6 and 9

11.	Executive Compensation	Proxy Statement pages 6 to 15

12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 4 and 5

13.	Certain Relationships and Related Transactions	Proxy Statement page 9

PART I

               EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS CONTAINED IN THIS FORM 10-K CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT CURRENT VIEWS OF OUR MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ALL PLANS, PROJECTIONS, AND FUTURE ESTIMATES ARE FORWARD-LOOKING STATEMENTS, WHICH IN SOME, BUT NOT ALL, CASES, ARE IDENTIFIED BY WORDS SUCH AS “ANTICIPATE,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE,” AND OTHER SIMILAR EXPRESSIONS. PLEASE DO NOT PUT UNDUE RELIANCE ON FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, NOT ALL OF WHICH ARE DISCLOSED IN THIS FORM 10-K. ALTHOUGH WE BELIEVE OUR ASSUMPTIONS ARE REASONABLE, IT IS LIKELY THAT AT LEAST SOME OF THESE ASSUMPTIONS WILL NOT COME TRUE. ACCORDINGLY, OUR ACTUAL RESULTS WILL PROBABLY DIFFER FROM THE OUTCOMES CONTAINED IN ANY FORWARD-LOOKING STATEMENT, AND THOSE DIFFERENCES COULD BE MATERIAL. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THE ONES DISCUSSED BELOW, AND IN THE “RISK FACTORS” ATTACHED AS EXHIBIT 99(A) TO THIS 10-K, AS WELL AS IN OUR ANNUAL REPORT TO OUR SHAREHOLDERS (ESPECIALLY IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND IN “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATES AND CURRENCY RATES”) AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THE RISKS DISCUSSED, OR ANY OTHER RISKS, MATERIALIZE, OR SHOULD ONE OR MORE OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. IN LIGHT OF THE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT ANY FORWARD-LOOKING INFORMATION WILL IN FACT PROVE TO BE CORRECT. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.

               Unless otherwise noted (1) the terms “Electro Rent,” “we,” “us,” and “our,” refer to Electro Rent Corporation and its subsidiary, Genstar Rental Electronics, Inc., and (2) the terms “Common Stock” and “shareholder(s)” refer to Electro Rent’s common stock and the holders of that stock, respectively.

Item 1.   Business.

               Electro Rent was incorporated in California in 1965 and became a publicly held corporation on March 31, 1980.

               We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment. About 70% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio is comprised of personal computers and workstations. Personal computer lines include those from Compaq, Dell, IBM, Apple, and Toshiba; while workstations are purchased primarily from Sun Microsystems and Hewlett Packard. A large part of our equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that our test and measurement equipment is primarily used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2002. No significant portion of our revenues are currently derived from direct United States Government contracts.

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

               After acquiring the rental business of General Electric Capital Technology Management Services in November 1997, Electro Rent became one of the largest companies in the highly competitive electronic equipment rental and lease business. Independent industry publications have identified a number of major competitors, including Technology Rentals & Services, a division of CIT Group, Telogy, McGrath Rent Corp. and Continental Resources. Some of our competitors are divisions of larger organizations, and, therefore, have access to greater internal financial and other resources than we do.

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

               We believe that our relationships with our major suppliers are good. Because of the volume of our purchases and our long-term purchase arrangements, we often obtain favorable price discounts.

               At May 31, 2002, Electro Rent and its subsidiary, Genstar Rental Electronics, Inc. employed approximately 425 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.

Item 2.   Properties.

               Electro Rent’s corporate headquarters and Los Angeles sales office are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 24,800 square feet are currently being listed for lease to other subtenants. These subtenant arrangements provide for all of the subleased property to be available for our future needs. There is no additional space in the building available for leasing.

               We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility is currently unoccupied, and in fiscal 2003 the Company’s Illinois warehouse and service center will move to this facility from a leased facility in Aurora, Illinois.

               Our building at 15385 Oxnard Street, Van Nuys, California, contains approximately 68,200 square feet. We use all of this space, except for 4,500 square feet which is currently being leased to others. This building houses our California warehouse and equipment calibration center.

               As of May 31, 2002 Electro Rent had both sales offices and equipment calibration and service centers in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Boston, Chicago, Dallas, Denver, Detroit, Houston, Las Vegas, Montreal, New York/Newark, San Francisco, Seattle, Toronto and Washington/Baltimore.

               Electro Rent’s facilities aggregate approximately 435,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to five years for aggregate annual rentals of approximately $2,698,000 in fiscal 2002. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

Item 3.   Legal Proceedings.

               In the normal course of our business, we are involved in various claims and legal proceedings. We believe these matters will not have a material adverse effect on our business, financial condition or results of operations.

Item 4.   Submission of Matters to a Vote of Security Holders.

               No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote by our security holders.

PART II

Item 5.   Market for the Registrant’s Common Equity and Related Stockholder Matters.

               Electro Rent’s Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2002, as quoted on NASDAQ, shareholder information and dividend information are set forth on page 23 of the 2002 Annual Report and are incorporated herein by reference.

               None of our preferred shares are issued or outstanding.

Item 6.   Selected Financial Data.

               The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of the 2002 Annual Report, is hereby incorporated by reference.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

               Information appearing under the above caption on pages 5 to 9 of the 2002 Annual Report is hereby incorporated by reference.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risks.

               The information appearing in the Risk Factors, filed with this 10-K as Exhibit 99(A), is hereby incorporated by reference.

Item 8.   Financial Statements and Supplementary Data.

               Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP appearing on pages 11 to 23 of the 2002 Annual Report are hereby incorporated by reference.

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

               On April 30, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors and engaged Deloitte & Touche LLP (“D&T”) as our new independent auditors. The decision to change our independent auditors was made by our Board of Directors.

               Arthur Andersen’s reports on the financial statements of the Company for the fiscal years ended May 31, 2001 and May 31, 2000 did not contain any adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

               During the two years ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, there were no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference thereto in its report on the financial statements for such years.

               During the two years ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, there were no “reportable events” (as defined below) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act of 1934, as amended. As used herein, the term “reportable events” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

               Effective April 30, 2002, we engaged D&T as our independent auditors. During the two years ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, neither the Company nor anyone acting on its behalf consulted D&T regarding either the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor has D&T provided to the Company a written report or oral advice regarding such principles or audit opinion.

PART III

Item 10.   Directors and Executive Officers of the Registrant.

               Information appearing in the 2002 Proxy Statement under the captions Election of Directors (pages 5 and 6), Executive Officers (page 6), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 9), and Transactions With Management (page 9), is hereby incorporated by reference.

Item 11.   Executive Compensation.

               Information appearing in the 2002 Proxy Statement under the caption Executive Compensation (pages 6 to 15) is hereby incorporated by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

               Information concerning the ownership of Electro Rent’s securities by its principal holders and its management is set forth in the 2002 Proxy Statement (pages 4 and 5), and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

               Information appearing in the 2002 Proxy Statement under the caption Transactions With Management (page 9) is hereby incorporated by reference.

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.

               (a) The following financial statements and financial statement schedule covered by the Independent Auditors’ Report are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2002 Annual Report.

	2002 Annual Report	Form 10-K Page
Item	Page Number	Number

Consolidated Statements of Income for each of the three years in the period ended May 31, 2002	11

Consolidated Balance Sheets at May 31, 2002 and 2001	12

Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2002	13

Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2002	14

Notes to Consolidated Financial Statements	15-22

Independent Auditors’ Report	23

Schedule for each of the three years in the period ended May 31, 2002:

II — Valuation and qualifying accounts		12

Independent Auditors’ Report		Exhibit 23(A)

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

(c)	Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

Exhibit Index

(* Indicates compensation plan, contract or arrangement)

Exhibit
Number	Document Description

(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOSP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

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

Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated September 1, 1994.*

Exhibit
Number	Document Description

A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993.*

(10)(D)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is attached hereto as Exhibit 10(D)(2).*

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Option) are incorporated by reference to Exhibits (10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of Amendment Number One To Electro Rent Corporation 1990 Stock Option Plan adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of Amendment Number Two To Electro Rent Corporation 1990 Stock Option Plan adopted April 11, 1995 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995.*

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One. is incorporated

Exhibit
Number	Document Description

by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options)

(11)	Statement re computation of per share earnings is incorporated by reference to the 2002 Annual Report, page 19.

(13)	2002 Annual Report. Only those portions of the 2002 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant. • Genstar Rental Electronics, Inc., a Canadian corporation

(22)	Inside front cover and pages 5-9 and 11-23 of the 2002 Annual Report are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report

(23)(A)	Report of Deloitte & Touche LLP, the Company’s independent auditors

23(B)	Report of Arthur Andersen LLP, the Company’s former independent auditors

(99)(A)	Risk Factors

(99)(B)	Statement Pursuant to Section 906 the Sarbanes-Oxley Act of 2002 by Principal Executive Officer and Principal Financial Officer Regarding Facts and Circumstances Relating to Exchange Act Filings, dated August 23, 2002.

(d)	Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2002 Annual Report by Rule 14 a 3(b) (1):

ELECTRO RENT CORPORATION
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
Years Ended May 31, 2002, 2001 and 2000
(in thousands)

	Balance at Beginning	Additions Charged to		Balance at End
Description	of Year	Income	Deductions*	of Year

Allowance for
doubtful
receivables

2002	$1,840	$2,930	$2,309	$2,461
2001	$4,866	$2,479	$5,505	$1,840
2000	$5,834	$1,610	$2,578	$4,866

*	Represents accounts written off against the allowance, net of recoveries.

SIGNATURES

               Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 23, 2002.	By	/s/ Daniel Greenberg
Daniel Greenberg Chief Executive Officer and Director

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 23, 2002

/s/ William Weitzman William Weitzman	President, Chief Operating Officer and Director	August 23, 2002

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer	August 23, 2002

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 23, 2002

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 23, 2002

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 23, 2002

/s/ S. Lee Kling S. Lee Kling	Director	August 23, 2002