Form 10-Q
period 2002-08-31
ELECTRO RENT CORP
filed 2002-10-03
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2002 or

     [ ] Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the transition period from _____ to _____

                 Commission File Number: 0-9061

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

                          818 786-2525
      (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months
(or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.

Yes X   No

The number of shares outstanding of the registrant's common stock as of September 20, 2002 was 24,802,860.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                         AUGUST 31, 2002

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months Ended August 31, 2002 and 2001

Condensed Consolidated Balance Sheets at August 31, 2002       4
and May 31, 2002

Condensed Consolidated Statements of Cash Flows for the        5
Three Months Ended August 31, 2002 and 2001

Notes to Condensed Consolidated Financial Statements           6

Item 2. Management's Discussion and Analysis of                9
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              12
About Market Risk

Part II: OTHER INFORMATION                                    13

Item 6. Exhibits and Reports on Form 8-K                      13

SIGNATURES                                                    14

CERTIFICATIONS                                                14

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                                       Three Months Ended
                                                            August 31,
                                                         2002       2001
                                                       ---------- ----------

Revenues:
  Rentals and leases                                   $  23,189  $  35,169
  Sales of equipment
    and other revenues                                     7,876      7,787
                                                       ---------- ----------
    Total revenues                                        31,065     42,956
                                                       ---------- ----------
Costs and expenses:
  Depreciation of rental                                  12,054     16,422
    and lease equipment
  Costs of revenues other
    than depreciation                                      4,960      6,374
  Selling, general and
    administrative expenses                               10,438     14,370
  Interest income, net                                      (579)      (651)
                                                       ---------- ----------
    Total costs and expenses                              26,873     36,515
                                                       ---------- ----------
Income before income taxes                                 4,192      6,441

Income taxes                                               1,591      2,447
                                                       ---------- ----------
Net income                                             $   2,601  $   3,994
                                                       ========== ==========
Earnings per share:
  Basic                                                    $0.10      $0.16
  Diluted                                                  $0.10      $0.16

Average shares used in
  per share calculation:
  Basic                                                   24,791     24,518
  Diluted                                                 24,848     24,900

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
         (000 omitted)

                                       ASSETS
                                                           (Unaudited)
                                                      August 31,   May 31,
                                                          2002       2002
                                                       ---------- ----------

Cash and cash equivalents                              $ 130,967  $ 115,623
Accounts receivable, net of allowance for
   doubtful accounts of $2,087 and $2,461                 10,124     12,023
Rental and lease equipment, net of accumulated
   depreciation of $201,586 and $201,063                 109,913    119,675
Other property, net of accumulated depreciation and
   amortization of $12,682 and $12,241                    16,512     16,912
Goodwill                                                  35,703     35,703
Intangibles, net of amortization                           1,526      1,558
Other                                                      3,827      3,896
                                                       ---------- ----------
                                                       $ 308,572  $ 305,390
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   7,310  $   7,185
  Accrued expenses                                        18,019     17,671
  Deferred income taxes                                   15,832     15,817
                                                       ---------- ----------
    Total liabilities                                     41,161     40,673
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            13,339     13,246
  Retained earnings                                      254,072    251,471
                                                       ---------- ----------
    Total shareholders' equity                           267,411    264,717
                                                       ---------- ----------
                                                       $ 308,572  $ 305,390
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                        Three Months Ended
                                                             August 31,
                                                          2002       2001
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   2,601  $   3,994
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         12,528     16,973
    Provision for losses on accounts receivable              217        577
    Gain on sale of rental and lease equipment            (1,823)    (1,507)
    Change in operating assets and liabilities:
      Decrease in accounts receivable                      1,682      2,230
      Decrease in other assets                                69         41
      Increase in accounts payable                           577        514
      Increase (decrease) in accrued expenses                348       (111)
      Increase in deferred income taxes                       15         25
                                                       ---------- ----------
      Net cash provided by operating activities           16,214     22,736
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment         6,354      6,964
  Payments for purchase of rental and lease equipment     (7,275)   (26,843)
  Payments for purchase of other property                    (42)       (22)
                                                       ---------- ----------
      Net cash used in investing activities                 (963)   (19,901)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      93        234
                                                       ---------- ----------
      Net cash provided by financing activities               93        234
                                                       ---------- ----------
Net increase in cash and cash equivalents                 15,344      3,069
Cash and cash equivalents at beginning of period         115,623     61,136
                                                       ---------- ----------
Cash and cash equivalents at end of period             $ 130,967  $  64,205
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The unaudited consolidated financial statements are condensed and do not contain all information required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") to be included in a full set of financial statements.  The condensed consolidated financial
statements include Electro Rent Corporation and the accounts of its wholly owned subsidiary.

All intercompany balances and transactions have been eliminated.
Certain reclassifications have been made to make information comparable between years.  The information furnished reflects all adjustments, which in the opinion of management, are necessary for a fair statement of the financial position and the results of operations of the Company.  All such adjustments are of a normal and recurring nature.

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

Note 2: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed quarterly and/or when factors indicating an impairment are present. The Company recognizes impairment losses on
equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.

Note 3: Interest and Income Taxes Paid

Total interest paid during the three month periods ended August
31, 2002 and 2001 was $1,000 and $7,000, respectively.  Total income taxes paid during the three month period ended August 31,
2002 were $132,000 compared to $754,000 during the same period in the prior year.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $6,174,000 and $6,626,000 as of August 31, 2002 and May 31, 2002, respectively, and
$12,817,000 and $25,623,000 as of August 31, 2001 and May 31,
2001, respectively, payable during subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
At August 31, 2002 and 2001 investment in sales-type leases of
$1,149,000 and $1,328,000 net of deferred interest of $65,000 and
$59,000, is included in other assets. Interest income is
recognized over the life of the lease using the effective
interest method.

Note 6: Comprehensive Income

Comprehensive income is the total of net income and all other non-
shareholder changes in equity.  Other than net income, the
Company has no comprehensive income.

Note 7: Segment Reporting

The Company's operations are treated as one operating segment because discrete financial information is not available for its product groups and the economic characteristics of the product groups are similar.

Note 8: Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS 142, "Goodwill and Other
Intangible Assets."  SFAS 142 requires, among other things, the discontinuance of goodwill amortization and the testing for
impairment of goodwill at least annually.  The Company adopted
SFAS 142 in the first quarter of fiscal year 2002.  The impact of
SFAS 142 on the Company's financial position and results of
operations was primarily the elimination of quarterly goodwill amortization of $.4 million.

In August 2001, the FASB issued SFAS 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets", which provides new accounting and financial reporting guidance for the impairment or disposal of long-lived assets and the disposal of segments of a business.  The Company adopted SFAS 144 on June 1, 2002, and the adoption of this standard did not have a significant effect on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs
Associated with Exit or Disposal Activities."  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues Task Force Issue No. 94-3 where a
liability for an exit is recognized at the date of an entity's commitment to an exit plan.  This statement is effective for exit or disposal activities initiated after December 31, 2002.  The
Company does not believe that the adoption of SFAS 146 will have a significant effect on the Company's consolidated financial statements.

Note 9: Goodwill and Intangible Assets

As previously discussed, during the first quarter of fiscal year
2002, the Company early-adopted SFAS 142, "Goodwill and Other
Intangible Assets."  In accordance with SFAS 142, the Company discontinued goodwill amortization and tested goodwill for
impairment as of June 1, 2001.  The Company has continued to test goodwill for impairment on a quarterly basis.  No impairment losses have been noted since SFAS 142 was adopted.  Other
intangible assets continue to be amortized over their expected useful life of twenty years.

Goodwill was $35.7 million as of August 31, 2002, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class (in thousands):

                                As of August 31, 2002
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,942)
Trade name                           2,000       (1,032)
                                    ------      --------
Total                               $6,500      ($4,974)
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

The following discussion addresses the financial condition of the
Company as of August 31, 2002 and the results of operations for the three month period ended August 31, 2002.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2002 Annual Report on Form 10-K (pages 5-9) to which the reader is directed for additional information.

Results of Operations

Comparison of Three Months Ended August 31, 2002 and 2001

Total revenues for the three months ended August 31, 2002
decreased 27.7% to $31.1 million from $43.0 million in the
comparable prior year period.  Rental and lease revenues
decreased 34.1% to $23.2 million, primarily as a result of
continued weakness in both test and measurement (T&M) and
computer-related (DP) equipment.  Sales of equipment and other revenues were essentially unchanged at $7.9 million.

In spite of progress in reducing our DP equipment pool and
related depreciation, depreciation of equipment increased from
46.7% of rental and lease revenues in the first quarter of fiscal
2002 to 52.0% of rental and lease revenues in the first quarter of fiscal 2003.  This expense ratio increased because the 26.6%
decline in depreciation expense from the prior year period was exceeded by a 34.1% decline in rental and lease revenues.
Although DP utilization increased slightly to 57.7% at the end of the first quarter of fiscal 2003, compared to 55.0% at the end of the prior year quarter, DP equipment utilization remained near its lowest historical level. T&M equipment utilization declined to 51.7% at the end of the current quarter from 56.3% at the end of the prior year comparable quarter, and remained near its
lowest level since fiscal 1994.

Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 78.4% of equipment sales in the first quarter of fiscal 2002 to 71.3% of equipment sales in the first quarter of fiscal 2003.  This cost ratio
decrease reflects the liquidation of used equipment which is cumulatively more depreciated in the current year, compared to the prior year.

Selling, general and administrative expenses totaled $10.4
million for the first quarter of fiscal 2003, or 33.6% of
revenues, as compared to $14.4 million, or 33.5% of revenues, for the first quarter of fiscal 2002.  Although SG&A expenses were reduced by 27.4%, reflecting a 31% reduction in the number of employees to 398 and the closing of certain locations, total revenues declined at a faster rate of 27.7%

As a result of the changes in revenues, operating costs and
expenses discussed above, earnings before interest and taxes were
$3.6 million or 11.6% of total revenues in the first quarter of fiscal 2003 compared to $5.8 million or 13.5% of total revenues in the first quarter of fiscal 2002.

Net interest income decreased from $0.7 million in the first quarter of fiscal 2002 to $0.6 million in the first quarter of fiscal 2003.  This change is due to investments in money market instruments which yielded lower interest rates in the current year as compared to the prior year.

Liquidity and Capital Resources

The Company's primary capital requirements historically have been purchases of rental and lease equipment and debt service,
although all bank borrowings were repaid in the second quarter of fiscal 2001.  The Company purchases equipment throughout each year to replace equipment which has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer needs.  The market for personal computers has declined during the last four years, and the T&M market began declining in the last quarter of fiscal 2001.  However, during the first three months of fiscal 2003, modest purchases of equipment continued to be made to support some areas of growth for both personal
computers and test and measurement equipment, and to keep the equipment pool technologically up-to-date.  Cash and cash
equivalents are likely to continue to accumulate, unless the
Company decides to buy back additional shares, finance another acquisition, or pursue other opportunities.

During the three months ended August 31, 2002 and 2001 net cash provided by operating activities was $16.2 million and $22.7 million, respectively.  The decrease in fiscal 2003 results
primarily from the decline in personal computer and test and measurement rental and lease revenues and lower depreciation and amortization expense.

During the three months ended August 31, 2002 net cash used in investing activities was $1.0 million, compared to $19.9 million in the prior year.  This decrease is mostly attributable to
significantly less equipment purchases in the current year, as compared to the prior year.

During the first three months of fiscal 2003 and 2002 net cash flows from financing activities were not significant.

The Company has a $10.0 million revolving line of credit with a bank, subject to certain restrictions, to meet equipment
acquisition needs as well as working capital and general
corporate requirements.  The Company had no borrowings
outstanding at August 31, 2002.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained in this Form 10-Q, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking
statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  All
plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as "anticipate," "believes," "expects," "intends,"
"future," and other similar expressions.  Forward-looking
statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  Although the
Company believes its management's assumptions are reasonable, it is likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-looking
statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the
sections contained in this Form 10-Q entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations," and in "Quantitative and Qualitative Disclosure
About Market Risk Related to Interest Rates and Foreign Currency
Exchange Rates," as well as in the Company's Annual Report on
Form 10-K for the year ended May 31, 2002, including the "Risk
Factors" attached as Exhibit 99 to that document, the Company's
Proxy Statement for its 2002 Annual Meeting of Shareholders and
the Company's other filings with the Securities and Exchange
Commission.  Should one or more of the risks discussed, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the Company's actual results may vary materially from those anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct.  We do not undertake any
obligation to update forward-looking statements.

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

Item 4: Controls And Procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the
Company's Chief Executive Officer and Chief Financial Officer, of
the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule
13a-14.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer, in association with the Company's
Board, recommended that the Audit Committee review its current charter and consider adopting a new charter to reflect the most recent pronouncements of the SEC with respect to Audit Committees of public companies.

In August 2002, after review and discussion, the Audit Committee adopted a new charter, a copy of which was included as Annex B to the Company's Proxy Statement for its Annual Meeting scheduled for October 10, 2002.  The Audit Committee's new charter requires that the Audit Committee meet quarterly to review the Company's filings and earnings press releases before they are filed or released.  Those meetings include discussions with the Company's management and outside auditors as well as an executive session.
These quarterly meetings are intended to insure that the Audit
Committee understands the trends and risks applicable to the
Company's business and reviews and approves the release of the
Company's quarterly and annual earnings after an informed review of the results.  Among other things, the Audit Committee's new charter also requires the auditors to report directly to the
Audit Committee and gives the Audit Committee sole responsibility for hiring and firing the auditors as well as mediating any
disagreement that might arise between our management and the auditors.  As part of the new Audit Committee charter, the
Company will also adopt a new employee policy to encourage
employees to submit reports or inquiries to the Audit Committee, on a strictly confidential basis, for the committee's independent investigation.

Based on its review of the Company's disclosure controls and procedures, and the adoption by the Audit Committee of a new charter, the Chief Executive Officer and Chief Financial Officer
have concluded that the Company's disclosure controls and
procedures are effective in timely alerting them to material information relating to the Company (including its subsidiary,
Genstar Rental Electronics, Inc.) that is required to be included in the Company's periodic SEC filings.  There were no significant changes in internal controls or in other factors that could
significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of this Form 10-Q are:

Exhibit #   Description
---------   -----------
99.1        Statement Pursuant to Section 906 the Sarbanes-Oxley
            Act of 2002 By Principal Executive Officer Regarding
            Facts and Circumstances Relating to Exchange Act
            Filings

99.2        Statement Pursuant to Section 906 the Sarbanes-Oxley
            Act of 2002 By Principal Financial Officer Regarding
            Facts and Circumstances Relating to Exchange Act
            Filings

(b) Current Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED: September 26, 2002

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer

------------------------------------------------------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Daniel Greenberg, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Electro
Rent Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could
significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 26, 2002

/s/ Daniel Greenberg
Daniel Greenberg
Chairman and Chief Executive Officer

------------------------------------------------------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
By Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Craig R. Jones, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Electro
Rent Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a
material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have
disclosed, based on our most recent evaluation, to the
registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent
function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the
registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated
in this quarterly report whether or not there were significant changes in internal controls or in other factors that could
significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  September 26, 2002

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer