Form 10-Q
period 2002-11-30
ELECTRO RENT CORP
filed 2002-12-20
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2002 or

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

Yes X   No

The number of shares outstanding of the registrant's common stock as of December 17, 2002 was 24,816,360.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        NOVEMBER 30, 2002

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months and Six Months Ended November 30, 2002 and 2001
(Unaudited)

Condensed Consolidated Balance Sheets at November 30, 2002     4
and May 31, 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Six Months Ended November 30, 2002 and 2001 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of                9
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              16
About Market Risk

Item 4.  Controls and Procedures                              16

Part II: OTHER INFORMATION                                    17

SIGNATURES                                                    19

CERTIFICATIONS                                                19

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                   Three Months Ended    Six Months Ended
                                     November 30,          November 30,
                                   2002       2001       2002       2001
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  21,341  $  29,860  $  44,530  $  64,867
  Sales of equipment
    and other revenues               7,429      9,221     15,305     17,170
                                 ---------- ---------- ---------- ----------
    Total revenues                  28,770     39,081     59,835     82,037
                                 ---------- ---------- ---------- ----------
Costs and expenses:
  Depreciation of rental
    and lease equipment             11,813     15,006     23,867     31,428
  Costs of revenues other
    than depreciation                4,592      5,962      9,552     12,336
  Selling, general and
    administrative expenses          9,809     13,501     20,247     27,871
  Interest income, net                (556)      (552)    (1,135)    (1,203)
                                 ---------- ---------- ---------- ----------
    Total costs and expenses        25,658     33,917     52,531     70,432
                                 ---------- ---------- ---------- ----------
Income before income taxes           3,112      5,164      7,304     11,605

Income taxes                         1,182      1,962      2,773      4,409
                                 ---------- ---------- ---------- ----------
Net income                       $   1,930  $   3,202  $   4,531  $   7,196
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.08      $0.13      $0.18      $0.29
  Diluted                            $0.08      $0.13      $0.18      $0.29

Average shares used in
  per share calculation:
  Basic                             24,815     24,573     24,801     24,545
  Diluted                           24,851     24,805     24,848     24,855

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                              (Unaudited)(000 omitted)

                                       ASSETS

                                                      November 30,  May 31,
                                                          2002       2002
                                                       ---------- ----------

Cash and cash equivalents                              $ 142,875  $ 115,623
Accounts receivable, net of allowance for
   doubtful accounts of $2,096 and $2,461                  9,572     12,023
Rental and lease equipment, net of accumulated
   depreciation of $195,750 and $201,063                 101,888    119,675
Other property, net of accumulated depreciation and
   amortization of $13,076 and $12,241                    16,292     16,912
Goodwill                                                  35,703     35,703
Intangibles, net of amortization                           1,495      1,558
Other                                                      3,733      3,896
                                                       ---------- ----------
                                                       $ 311,558  $ 305,390
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   7,060  $   7,185
  Accrued expenses                                        19,270     17,671
  Deferred income taxes                                   15,843     15,817
                                                       ---------- ----------
    Total liabilities                                     42,173     40,673
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            13,383     13,246
  Retained earnings                                      256,002    251,471
                                                       ---------- ----------
    Total shareholders' equity                           269,385    264,717
                                                       ---------- ----------
                                                       $ 311,558  $ 305,390
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                         Six Months Ended
                                                            November 30,
                                                          2002       2001
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   4,531  $   7,196
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         24,765     32,522
    Provision for losses on accounts receivable              569      1,132
    Gain on sale of rental and lease equipment            (4,348)    (4,059)
    Change in operating assets and liabilities:
      Decrease in accounts receivable                      1,882      4,636
      Decrease (increase) in other assets                    163       (993)
      Increase in accounts payable                           754      1,084
      Increase (decrease) in accrued expenses              1,599       (809)
      Increase in deferred income taxes                       26         45
                                                       ---------- ----------
      Net cash provided by operating activities           29,941     40,754
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        12,696     14,586
  Payments for purchase of rental and lease equipment    (15,311)   (36,110)
  Payments for purchase of other property                   (211)       (23)
                                                       ---------- ----------
      Net cash used in investing activities               (2,826)   (21,547)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     137        368
  Payment for repurchase of common stock                       0        (42)
                                                       ---------- ----------
      Net cash provided by financing activities              137        326
                                                       ---------- ----------
Net increase in cash and cash equivalents                 27,252     19,533
Cash and cash equivalents at beginning of period         115,623     61,136
                                                       ---------- ----------
Cash and cash equivalents at end of period             $ 142,875  $  80,669
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1: Basis of Presentation

The unaudited consolidated financial statements are condensed and do not contain all information required by accounting principles generally accepted in the United States of America ("generally accepted accounting principles") to be included in a full set of financial statements.  The condensed consolidated financial
statements include Electro Rent Corporation (the "Company") and the accounts of its wholly owned subsidiary, Genstar Rental
Electronics, Inc.

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

Note 3: Interest and Income Taxes Paid

Total interest paid during the six month periods ended November
30, 2002 and 2001 was $5,000 and $21,000, respectively.  Total income taxes paid during the six month period ended November 30,
2002 were $146,000 compared to $3,717,000 during the same period in the prior year.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $5,747,000 and $6,626,000 as of November 30, 2002 and May 31, 2002, respectively, and
$9,379,000 and $25,623,000 as of November 30, 2001 and May 31,
2001, respectively, payable over subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
At November 30, 2002 and 2001 investment in sales-type leases of
$858,000 and $1,714,000 net of deferred interest of $47,000 and
$83,000, is included in other assets.  Interest income is
recognized over the life of the lease using the effective
interest method.

Note 8: Recent Accounting Pronouncements

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

Note 9: Goodwill and Intangible Assets

During the first quarter of fiscal year 2002, the Company early-
adopted SFAS 142, "Goodwill and Other Intangible Assets."  In
accordance with SFAS 142, the Company discontinued goodwill
amortization and tested goodwill for impairment as of June 1,
2001.  The Company has continued to test goodwill for impairment on a quarterly basis.  No impairment losses have been noted since
SFAS 142 was adopted.  Other intangible assets continue to be amortized over their expected useful life of twenty years.

Goodwill was $35.7 million as of November 30, 2002, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class (in thousands):

                               As of November 30, 2002
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,953)
Trade name                           2,000       (1,053)
                                    ------      --------
Total                               $6,500      ($5,006)
                                    ======      ========

Aggregate amortization expense on intangible assets was
approximately $30,000 for the quarter ended November 30, 2002.
There was no impairment loss recorded during the quarter.
Amortization expense is expected to be approximately $130,000 in each of the next five fiscal years.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of November 30, 2002 and the results of operations for the three and six month periods ended November 30, 2002.  This discussion should be read in conjunction with the Management's
Discussion and Analysis section included in the Company's 2002
Annual Report on Form 10-K (pages 5-9) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and computer-related (DP) equipment.  Customers are primarily large and mid-sized companies in various market segments.  The
Company's major market segments include telecommunications,
aerospace and defense, manufacturing and consulting.

The Company's profitability is primarily a function of the volume and pricing of rental and lease transactions, and utilization of the equipment pool.  Significant changes in the purchase or
disposal price of equipment or interest rates can also have a significant effect on the Company's profitability, depending on the ability of the Company to adjust pricing and rental and lease rates for these changes.  The Company's business requires
significant expenditures for equipment and, consequently,
requires substantial liquidity to finance such expenditures.

During the first six months of fiscal 2003, demand for rental equipment declined in line with the global economic slowdown, which negatively impacted all of the Company's major market
segments.  Accordingly, utilization, rental rates and lease rates reached historic lows.  Since November 30, 2001, overall
utilization declined from 55% to 52%, monthly rental rates
declined by 9.7%, and monthly lease rates declined by 4.6% for the Company's equipment pool.

We believe that demand for rental electronic equipment should improve when the U.S. economy begins to turn around.  Also,
increased defense spending on advanced weapons and intelligence systems should benefit the Company.  Until these events take place, the Company will continue to focus on reducing costs to compensate for the steady decline in quarterly revenues, which began almost four years ago.

Results of Operations

Comparison of Three Months Ended November 30, 2002 and 2001

Revenues

Total revenues for the three months ended November 30, 2002
decreased $10.3 million, or 26.4%, to $28.8 million compared to
$39.1 million in the prior year period.  The decline in total revenues was due to decreases in rental and lease revenues of
28.5% and sales of equipment and other revenues of 19.4%.

Rental and lease revenues in the second quarter of fiscal 2003 were $21.3 million, a 28.5% decline from the prior year period.
This decrease was primarily the result of lower demand in the
Company's major market segments stemming from the global economic slowdown.  Additionally, DP rental revenue continued to be
negatively impacted by eroding purchase prices of new personal computers and intense price competition.

Sales of equipment and other revenues decreased 19.4% to $7.4 million as compared to the second quarter of fiscal 2002.  This decrease was due primarily to a $1.3 million reduction in sales of equipment to $6.3 million and a $.5 million decline in other revenues related primarily to services.  The reduction in sales of equipment reflected the Company's smaller equipment portfolio.

Expenses

Total costs and expenses decreased 24.3% from $33.9 million in the second quarter of fiscal 2002 to $25.7 million in the second quarter of fiscal 2003.  Total costs and expenses as a percentage of revenue increased from 86.8% in the second quarter of fiscal
2002 to 89.2% in the second quarter of fiscal 2003.

Depreciation of equipment decreased from $15.0 million, or 50.3%
of rental and lease revenues, in the second quarter of fiscal
2002, to $11.8 million, or 55.4% of rental and lease revenues, in the second quarter of fiscal 2003.  Although depreciation was reduced by $3.2 million for the current quarter, the ratio of depreciation to rental and lease revenues increased primarily due to the $8.5 million, or 28.5%, decline in rental and lease
revenues.

Costs of revenues other than depreciation decreased $1.4 million, or 23.0%, in the second quarter of fiscal 2003 as compared to the second quarter of fiscal 2002, primarily due to lower sales
activity.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 66.5%
of equipment sales in the second quarter of fiscal 2002 to 60.2%
of equipment sales in the second quarter of fiscal 2003.  This cost ratio decrease reflects the Company's liquidation of its used equipment which is cumulatively more depreciated in the current year period, as compared to the prior year period.

Selling, general and administrative expenses decreased $3.7
million, or 27.3%, in the second quarter of fiscal 2003 as
compared to the second quarter of fiscal 2002.  These expenses as a percentage of total revenues decreased from 34.5% to 34.1% in the current quarter.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with approximately 50% of the reduction relating to personnel costs.  Employees currently total 372, a 27% decline from the end of the second quarter of fiscal 2002.  Four sales offices were closed during the past year, bringing the Company's total number to fourteen.

Net interest income of $600,000 for the second quarter of fiscal
2003 was unchanged from the prior year second quarter because increased investments in money market instruments were offset by lower interest rates in the current quarter.

The effective tax rate of 38% for the second quarter of fiscal
2003 was unchanged from the prior year quarter.  This tax rate differs from the U.S. statutory rate primarily due to state and local taxes.

Operating results

Income before income taxes decreased $2.1 million, or 39.7%, to
$3.1 million for the second quarter of fiscal 2003.  This
decrease was due to the continuing decline in revenues related to the global economic slowdown and lower DP equipment prices
outpacing the Company's reductions in costs and expenses.

Comparison of Six Months Ended November 30, 2002 and 2001

Revenues

Total revenues for the six months ended November 30, 2002
decreased $22.2 million, or 27.1%, to $59.8 million compared to
$82.0 million in the prior year period.  The decline in total revenues was due to decreases in rental and lease revenues of
31.4% and sales of equipment and other revenues of 10.9%.

Rental and lease revenues in the first half of fiscal 2003 were
$44.5 million, a 31.4% decline from the prior year period.  This decrease was primarily the result of lower demand in the
Company's major market segments stemming from the global economic slowdown.  Additionally, DP rental revenue continued to be
negatively impacted by eroding purchase prices of new personal computers and intense price competition.

Sales of equipment and other revenues decreased 10.9% to $15.3 million as compared to the first half of fiscal 2002.  This
decrease was due primarily to a $1.9 million reduction in sales
of equipment to $12.7 million.   The reduction in sales of
equipment reflected the smaller equipment portfolio.

Expenses

Total costs and expenses decreased 25.4% from $70.4 million in the first half of fiscal 2002 to $52.5 million in the first half of fiscal 2003.  Total costs and expenses as a percentage of revenue increased from 85.9% in the first half of fiscal 2002 to
87.8% in the first half of fiscal 2003.

Depreciation of equipment decreased from $31.4 million, or 48.4%
of rental and lease revenues, in the first half of fiscal 2002, to $23.9 million, or 53.6% of rental and lease revenues, in the first half of fiscal 2003.  Although depreciation was reduced by
$7.6 million for the current six-month period, the ratio of
depreciation to rental and lease revenues increased primarily due to the $20.3 million, or 31.4%, decline in rental and lease
revenues.

Costs of revenues other than depreciation decreased $2.8 million, or 22.6%, in the first half of fiscal 2003 as compared to the first half of fiscal 2002, primarily due to lower sales activity.
Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 72.2% of equipment sales in the first half of fiscal 2002 to 65.8% of equipment sales in the first half of fiscal 2003.  This cost ratio decrease reflects the liquidation of used equipment which is cumulatively more depreciated in the current year period, as compared to the prior year period.

Selling, general and administrative expenses decreased $7.6
million, or 27.4%, in the first half of fiscal 2003 as compared to the first half of fiscal 2002.  These expenses as a percentage of total revenues decreased from 34.0% to 33.8% in the current six month period.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with approximately 50% of the reduction relating to personnel costs.
Employees currently total 372, a 27% decline from the end of the second quarter of fiscal 2002.  Four sales offices were closed during the past year, bringing the Company's total number of sales offices to fourteen.

Net interest income declined $100,000 to $1.1 million in the first half of fiscal 2003 as compared to the first half of fiscal
2002, because increased investments in money market instruments were offset by lower interest rates in the current year period.

The effective tax rate of 38% for the first half of fiscal 2003 was unchanged from the prior year period.  This tax rate differs from the U.S. statutory rate primarily due to state and local taxes.

Operating results

Income before income taxes decreased $4.3 million, or 37.1%, to
$7.3 million for the first half of fiscal 2003.  This decrease was due to the continuing decline in revenues related to the global economic slowdown and lower DP equipment prices outpacing the Company's reductions in costs and expenses.

Liquidity and Capital Resources

The Company's primary capital requirements historically have been purchases of rental and lease equipment and debt service.
However, because of the decline in business over the last four years, the Company has had no bank borrowings since the second quarter of fiscal 2001.  The Company purchases equipment
throughout each year to replace equipment which has been sold, and to maintain adequate levels of rental equipment to meet
existing and new customer needs.  The rental and leasing market for personal computers has declined during the last four years, and the T&M market began declining in the last quarter of fiscal
2001.  However, during the first six months of fiscal 2003,
modest purchases of equipment continued to be made to support some areas of growth for both personal computers and test and measurement equipment, and to keep the equipment pool
technologically up-to-date.  Cash and cash equivalents are likely to continue to accumulate, unless the Company decides to buy back additional shares of its common stock, finance another
acquisition, or pursue other opportunities.  The Company has invested its growing cash balance in short-term U.S. government money market funds.

During the six months ended November 30, 2002 and 2001 net cash provided by operating activities was $29.9 million and $40.8 million, respectively.  The decrease in fiscal 2003 results
primarily from the decline in personal computer and test and measurement rental and lease revenues and lower depreciation and amortization expense.

During the six months ended November 30, 2002 net cash used in investing activities was $2.8 million, compared to $21.5 million in the prior year.  This decrease is mostly attributable to
significantly reduced equipment purchase payments in the current year, as compared to the prior year.

During the first six months of fiscal 2003 and 2002 net cash flows from financing activities were not significant.

The Company has a $10.0 million revolving line of credit with a bank, subject to certain restrictions, to meet equipment
acquisition needs as well as working capital and general
corporate requirements.  The Company had no borrowings
outstanding at November 30, 2002.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with
generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including intangibles, allowance for doubtful accounts, and contingencies and litigation. These estimates are based on management's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements:

Asset lives and depreciation methods: The Company's primary
business involves the purchase and subsequent rental and leasing of long-lived electronic equipment. Management has chosen asset lives that it believes correspond to the economic life of the related asset. Management has chosen depreciation methods that it believes matches the benefit to the Company from the asset with the associated costs. These judgments have been made based on management's expertise in each equipment type that the Company carries. The Company records an impairment when the future
undiscounted cash flows are below net book value.

Impairment of long-lived assets: On a regular basis, management reviews the carrying value of its rental and leasing equipment and intangible assets to determine if the carrying value of the assets may not be recoverable due to current and forecasted
economic conditions. This requires management to make estimates related to future undiscounted cash flows from the assets and to determine whether any deterioration is temporary or permanent. If these estimates or the related assumptions change in the future, management may be required to record additional impairment
charges.

Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make rental and leasing payments. These estimates are primarily based on the amount of time that has lapsed since payments were due, as well as specific knowledge related to the ability of one or more of customers to make the required payments. If the financial condition of the Company's customers deteriorates, additional allowances could be required that would reduce income. Conversely, if the financial condition of the customers improves or if legal remedies to collect past due amounts are more successful than expected, the allowance for doubtful accounts may need to be reduced and income would be increased.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained in this Form 10-Q, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking
statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  All
plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as "anticipate," "believes," "expects," "intends,"
"future," and other similar expressions.  Forward-looking
statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  Although the
Company believes its management's assumptions are reasonable, it is likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-looking
statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the
sections contained in this Form 10-Q entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations," and in "Quantitative and Qualitative Disclosure
About Market Risk Related to Interest Rates and Foreign Currency
Exchange Rates," as well as in the Company's Annual Report on
Form 10-K for the year ended May 31, 2002, including the "Risk
Factors" attached as Exhibit 99 to that document, the Company's
Proxy Statement for its 2002 Annual Meeting of Shareholders and
the Company's other filings with the Securities and Exchange
Commission.  Should one or more of the risks discussed in any of those documents, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the Company's actual results may vary materially from those
anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any
forward-looking information will in fact prove to be correct.  We do not undertake any obligation to update forward-looking
statements.

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk Related to Foreign Currency Exchange Rates

The Company is subject to risks associated with foreign currency rate fluctuations to the extent of financing arrangements for rented and leased equipment denominated in Canadian dollars. The
Company has determined that hedging of these assets is not cost effective and instead attempts to minimize its risks due to
currency and exchange rate fluctuations through working capital management. The Company does not believe that any foreseeable change in currency rates would materially or adversely affect its financial position or results of operations.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 10, 2002, the 2002 Annual Meeting of Shareholders
of the Registrant was held.  Proxies pursuant to Regulation 14A were solicited in connection with the meeting.  22,753,897 shares were present in person or by proxy out of a total of 24,802,860 shares issued and outstanding and eligible to vote on the record date.

(b) The meeting involved the election of directors.  The
following directors were elected by the number of affirmative votes set opposite their respective names:

Name                             Number of Votes
----                             ---------------
Gerald D. Barrone                     21,711,385
Nancy Y. Bekavac                      21,722,309
Daniel Greenberg                      20,175,054
Joseph J. Kearns                      21,719,509
S. Lee Kling                          21,711,385
James S. Pignatelli                   21,815,681
William Weitzman                      20,020,748

(c) Other matters submitted to a vote of security holders:  The shareholders approved the 2002 Employee Stock Option Plan.
13,283,716 shares were voted for, 2,851,952 were voted against, and 29,744 shares abstained from voting.

The shareholders ratified the appointment of Deloitte & Touche
LLP as the registrant's independent public accountants for the current year.  22,634,703 shares were voted for, 40,370 were voted against, and 78,824 shares abstained from voting.

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

DATED: December 18, 2002

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

Date:  December 18, 2002

/s/ Daniel Greenberg
Daniel Greenberg
Chairman and Chief Executive Officer

------------------------------------------------------------

Statement Pursuant to Section 302 of the Sarbanes-Oxley Act of
2002 By Principal Executive Officer and Principal Financial Officer
Regarding Facts and Circumstances Relating to Exchange Act Filings

I, Craig Jones, certify that:

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

Date:  December 18, 2002

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer