Form 10-Q
period 2003-02-28
ELECTRO RENT CORP
filed 2003-03-28
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2003 or

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

Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes       No  X

The number of shares outstanding of the registrant's common stock as of March 25, 2003 was 24,818,066.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        FEBRUARY 28, 2003

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months and Nine Months Ended February 28, 2003 and 2002
(Unaudited)

Condensed Consolidated Balance Sheets at February 28, 2003     4
and May 31, 2002 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Nine Months Ended February 28, 2003 and 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               10
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              17
About Market Risk

Item 4.  Controls and Procedures                              17

Part II: OTHER INFORMATION                                    18

SIGNATURES                                                    19

CERTIFICATIONS                                                19

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                     CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000 omitted except per share data)

                                  Three Months Ended    Nine Months Ended
                                     February 28,          February 28,
                                   2003       2002       2003       2002
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases              $ 18,215  $  25,727  $  62,745  $  90,594
  Sales of equipment
    and other revenues               6,427      6,266     21,732     23,436
                                 ---------- ---------- ---------- ----------
    Total revenues                  24,642     31,993     84,477    114,030
                                 ---------- ---------- ---------- ----------
Costs and expenses:
  Depreciation of rental
    and lease equipment             10,861     13,674     34,728     45,102
  Costs of revenues other
    than depreciation                4,367      4,312     13,919     16,648
  Selling, general and
    administrative expenses          8,511     11,592     28,758     39,463
  Interest income, net                (480)      (498)    (1,615)    (1,701)
                                 ---------- ---------- ---------- ----------
    Total costs and expenses        23,259     29,080     75,790     99,512
                                 ---------- ---------- ---------- ----------
Income before income taxes           1,383      2,913      8,687     14,518

Income taxes                           526      1,106      3,299      5,515
                                 ---------- ---------- ---------- ----------
Net income                       $     857  $   1,807  $   5,388  $   9,003
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.04      $0.07      $0.22      $0.36
  Diluted                            $0.04      $0.07      $0.22      $0.36

Average shares used in
  per share calculation:
  Basic                             24,817     24,605     24,806     24,565
  Diluted                           24,869     24,804     24,852     24,833

                              See accompanying notes to
                    condensed consolidated financial statements.

                                      Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
    (Unaudited)(000 omitted)

                                       ASSETS

                                                      February 28,  May 31,
                                                          2003       2002
                                                       ---------- ----------

Cash and cash equivalents                              $ 154,994  $ 115,623
Accounts receivable, net of allowance for
   doubtful accounts of $1,875 and $2,461                  6,876     12,023
Rental and lease equipment, net of accumulated
   depreciation of $191,691 and $201,063                  90,984    119,675
Other property, net of accumulated depreciation and
   amortization of $13,312 and $12,241                    16,302     16,912
Goodwill                                                  35,703     35,703
Intangibles, net of amortization                           1,463      1,558
Other                                                      3,174      3,896
                                                       ---------- ----------
                                                       $ 309,496  $ 305,390
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   6,770  $   7,185
  Accrued expenses                                        16,602     17,671
  Deferred income taxes                                   15,848     15,817
                                                       ---------- ----------
    Total liabilities                                     39,220     40,673
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            13,417     13,246
  Retained earnings                                      256,859    251,471
                                                       ---------- ----------
    Total shareholders' equity                           270,276    264,717
                                                       ---------- ----------
                                                       $ 309,496  $ 305,390
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                      Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                         Nine Months Ended
                                                            February 28,
                                                          2003       2002
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   5,388  $   9,003
  Adjustments to reconcile net income to net cash
    provided by operating activities:
    Depreciation and amortization                         35,940     46,709
    Provision for losses on accounts receivable              802      1,652
    Gain on sale of rental and lease equipment            (6,270)    (6,131)
    Change in operating assets and liabilities:
      Decrease in accounts receivable                      4,345      7,565
      Decrease (increase) in other assets                    722       (465)
      Increase in accounts payable                           283      1,981
      Decrease in accrued expenses                        (1,069)      (581)
      Increase in deferred income taxes                       31         56
                                                       ---------- ----------
      Net cash provided by operating activities           40,172     59,789
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        18,470     20,227
  Payments for purchase of rental and lease equipment    (18,935)   (42,484)
  Payments for purchase of other property                   (507)       (74)
                                                       ---------- ----------
      Net cash used in investing activities                 (972)   (22,331)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     171        488
                                                       ---------- ----------
      Net cash provided by financing activities              171        488
                                                       ---------- ----------
Net increase in cash and cash equivalents                 39,371     37,946
Cash and cash equivalents at beginning of period         115,623     61,136
                                                       ---------- ----------
Cash and cash equivalents at end of period             $ 154,994  $  99,082
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                      Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar amounts in thousands, except per share amounts)

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

Note 3: Interest and Income Taxes Paid

Total interest paid during the nine month periods ended February
28, 2003 and 2002 was $9 and $25, respectively.  Total income taxes paid during the nine month period ended February 28, 2003 were $2,357, compared to $4,566 during the same period in the prior year.

Note 4: Noncash Investing and Financing Activities

The Company acquired equipment totaling $5,928 and $6,626 as of
February 28, 2003 and May 31, 2002, respectively, and $9,158 and
$25,623 as of February 28, 2002 and May 31, 2001, respectively, payable over subsequent quarters.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
The Company's condensed consolidated balance sheets at February
28, 2003 and 2002 include investment in sales-type leases of $662 and $1,409, net of deferred interest of $34 and $64, in "other assets."  Interest income is recognized over the life of the lease using the effective interest method.

Note 6: Recent Accounting Pronouncements

In June 2002, the Financial Accounting Standards Board ("FASB")
issued Statement of Financial Accounting Standards ("SFAS") 146,
"Accounting for Costs Associated with Exit or Disposal
Activities."  SFAS 146 requires that a liability for a cost
associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS 146 eliminates the definition and requirement for recognition of exit costs in Emerging Issues
Task Force Issue No. 94-3 where a liability for an exit is
recognized at the date of an entity's commitment to an exit plan.
This statement is effective for exit or disposal activities
initiated after December 31, 2002.  The Company does not believe that the adoption of SFAS 146 will have a significant effect on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation ("FIN") No.
45, "Guarantors Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees and Indebtedness of
Others, an interpretation of SFAS Nos. 5, 57 and 107", and
rescission of FIN No. 34, "Disclosure of Indirect Guarantees of
Indebtedness of Others."  FIN No. 45 elaborates on the
disclosures to be made by the guarantor in its interim and annual financial statements about its obligations under certain
guarantees that it has issued.  It also requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.
The initial recognition and measurement provisions of the
interpretation are applicable on a prospective basis to
guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for
financial statements of interim or annual periods ending after
December 15, 2002.  The Company believes the adoption of such interpretation will not have a material impact on its results of operations, financial position or cash flows.

In December 2002, SFAS No. 148, "Accounting for Stock-based
Compensation - Transition and Disclosure, an amendment of FASB
Statement No. 123", was issued and amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  It also amends the disclosure provisions of SFAS
No. 123 to require prominent disclosure in both annual and
interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.  The Company has determined it will not adopt the fair value based method of accounting for stock-based employee compensation.

Note 7: Goodwill and Intangible Assets

During the first quarter of fiscal year 2002, the Company early-
adopted SFAS 142, "Goodwill and Other Intangible Assets."  In
accordance with SFAS 142, the Company discontinued goodwill
amortization and tested goodwill for impairment as of June 1,
2002.  The Company has continued to test goodwill for impairment on a quarterly basis.  No impairment losses have been noted since
SFAS 142 was adopted.  Other intangible assets continue to be amortized over their expected useful life of twenty years.

Goodwill was $35.7 million at February 28, 2003, and was
unchanged for the quarter.  The following sets forth the
intangible assets by major asset class:

                                At February 28, 2003
                                ---------------------
                                 Gross      Accumulated
                               Carrying
                                Amount      Amortization
                              ------------  ------------
Asset class
-----------
Customer contracts and
  related relationships             $4,500      ($3,965)
Trade name                           2,000       (1,072)
                                    ------      --------
Total                               $6,500      ($5,037)
                                    ======      ========

Aggregate amortization expense on intangible assets was
approximately $31 for the quarter ended February 28, 2003.  There was no impairment loss recorded during the quarter.  Amortization expense is expected to be approximately $130 in each of the next five fiscal years.

Note 8: Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, the Company's operations are treated as one operating segment because discrete financial information is not available for its product groups and the
economic characteristics of the product groups are similar.

Although the Company has no reportable segments, it has two
groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost,  comprised $202,105 of T&M equipment and
$80,570 of DP equipment at February 28, 2003, and $232,645 of T&M equipment and $115,478 of DP equipment at February 28, 2002.

Revenues for these product groups were as follows for the three months ended February 28:

                                     T&M        DP      Total
              2003
Rentals and leases                  $12,201    $6,014   $18,215
Sales of equipment and other
  revenues                            4,945     1,482     6,427
                                   --------  --------  --------
                                    $17,146    $7,496   $24,642
                                   ========  ========  ========
              2002
Rentals and leases                  $16,302    $9,425   $25,727
Sales of equipment and other
  revenues                            4,829     1,437     6,266
                                   --------  --------  --------
                                    $21,131   $10,862   $31,993
                                   ========  ========  ========

Revenues for these product groups were as follows for the nine months ended February 28:

                                     T&M        DP      Total
              2003
Rentals and leases                  $40,204   $22,541   $62,745
Sales of equipment and other
  revenues                           18,122     3,610    21,732
                                   --------  --------  --------
                                    $58,326   $26,151   $84,477
                                   ========  ========  ========
              2002
Rentals and leases                  $54,408   $36,186   $90,594
Sales of equipment and other
  revenues                           16,965     6,471    23,436
                                   --------  --------  --------
                                    $71,373   $42,657  $114,030
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first nine months of fiscal 2003 and 2002.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of February 28, 2003 and the results of operations for the three and nine month periods ended February 28, 2003.  This discussion should be read in conjunction with the Management's
Discussion and Analysis section included in the Company's 2002
Annual Report on Form 10-K (pages 5-9) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and computer-related (DP) equipment.  The Company's customers are primarily large and mid-sized companies in various market
segments.  The Company's major market segments include
telecommunications, aerospace and defense, manufacturing and consulting.

The Company's profitability is primarily a function of the volume and pricing of rental, lease and sales transactions, and
utilization of the equipment pool.  Significant changes in the purchase or disposal price of equipment or interest rates can also have a significant effect on the Company's profitability, depending on the ability of the Company to adjust rental and lease rates and sales prices for these changes.  The Company's business requires significant expenditures for equipment and, consequently, requires substantial liquidity to finance such expenditures.

During the first nine months of fiscal 2003, demand for rental equipment declined in line with the global economic slowdown, which negatively impacted all of the Company's major market
segments.  Accordingly, utilization, rental rates and lease rates reached historic lows.  Since February 28, 2002 overall
utilization for the Company's equipment pool, based on
acquisition cost, declined from 54.2% to 52.9%, monthly rental rates declined by 13.9% and monthly lease rates declined by 7.6%.

We believe that demand for rental electronic equipment should improve when the U.S. economy begins to recover.  Also, increased defense spending on advanced weapons and intelligence systems should benefit the Company.  Until these events take place,
however, the Company intends to continue to focus on reducing costs to compensate for the steady decline in quarterly revenues, which began four years ago.

Results of Operations

Comparison of Three Months Ended February 28, 2003 and 2002

Revenues

Total revenues for the three months ended February 28, 2003
decreased $7.4 million, or 23.1%, to $24.6 million compared to
$32.0 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 29.2%, which was partially offset by a slight
increase in sales of equipment and other revenues of 2.6%.

Rental and lease revenues in the third quarter of fiscal 2003 were $18.2 million, a 29.2% decline from the same period in the prior year.  This decrease was primarily the result of lower demand in the Company's major market segments stemming from the global economic slowdown.  Additionally, DP rental revenue
continued to be negatively impacted by eroding purchase prices of new personal computers and intense price competition.

Sales of equipment and other revenues were $6.4 million in the third quarter of fiscal 2003, an increase of 2.6% as compared to the third quarter of fiscal 2002.  This increase reflects the
Company's continued efforts to liquidate lower-utilized rental equipment and lease equipment that has returned from lease.

Expenses

Total costs and expenses decreased 19.9% from $29.1 million in the third quarter of fiscal 2002 to $23.3 million in the third quarter of fiscal 2003.  Total costs and expenses as a percentage of revenue increased from 90.9% in the third quarter of fiscal
2002 to 94.4% in the third quarter of fiscal 2003.

Depreciation of equipment decreased from $13.7 million, or 53.2%
of rental and lease revenues, in the third quarter of fiscal
2002, to $10.9 million, or 59.6% of rental and lease revenues, in the third quarter of fiscal 2003.  Although depreciation expense was reduced by $2.8 million for the current quarter, the ratio of depreciation to rental and lease revenues increased primarily due to the $7.5 million, or 29.2%, decline in rental and lease
revenues in that period.

Costs of revenues other than depreciation were essentially
unchanged in the third quarter of fiscal 2003 as compared to the third quarter of fiscal 2002.  Costs of revenues other than
depreciation primarily includes the cost of equipment sales, which increased from 63.3% of equipment sales in the third
quarter of fiscal 2002 to 66.7% of equipment sales in the third quarter of fiscal 2003.  This cost ratio increase reflects the
Company's liquidation of used equipment which is cumulatively less depreciated in the current period, as compared to the same period in the prior year, and lower market prices.

Selling, general and administrative expenses decreased $3.1
million, or 26.7%, in the third quarter of fiscal 2003 as
compared to the third quarter of fiscal 2002.  These expenses as a percentage of total revenues decreased from 36.2% in the third quarter of fiscal 2002 to 34.5% in the third quarter of fiscal
2003.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with
approximately 50% of the reduction relating to personnel costs.
Employees currently total 331, a 25.5% decline from the end of the third quarter of fiscal 2002.  Four sales offices were closed during the past year, bringing the Company's total number to fourteen.

Net interest income of $480 for the third quarter of fiscal 2003 was essentially unchanged from the same period in the prior year because increased cash investments were offset by lower interest rates in the current quarter.

The effective tax rate of 38% for the third quarter of fiscal
2003 was unchanged from the same period in the prior year.  This tax rate differs from the U.S. statutory rate primarily due to state and local taxes.

Operating results

Income before income taxes decreased $1.5 million, or 51.7%, to
$1.4 million for the third quarter of fiscal 2003.  This decrease was due to the continuing decline in revenues related to the global economic slowdown and lower DP equipment prices outpacing the Company's reductions in costs and expenses.

Comparison of Nine Months Ended February 28, 2003 and 2002

Revenues

Total revenues for the nine months ended February 28, 2003
decreased $29.6 million, or 26.0%, to $84.5 million compared to
$114.0 million in the same period in the prior year.  The decline in total revenues was due to decreases in rental and lease
revenues of 30.7% and sales of equipment and other revenues of
7.3%.

Rental and lease revenues in the first nine months of fiscal 2003 were $62.7 million, a 30.7% decline from the same period in the prior year.  This decrease was primarily the result of lower demand in the Company's major market segments stemming from the global economic slowdown.  Additionally, DP rental revenue
continued to be negatively impacted by eroding purchase prices of new personal computers and intense price competition.

Sales of equipment and other revenues decreased 7.3% to $21.7 million in the first nine months of fiscal 2003 as compared to the same period in the prior year.  This decrease was primarily due to a $1.8 million reduction in sales of equipment to $18.5
million.   The reduction in sales of equipment reflected the
smaller equipment portfolio.

Expenses

Total costs and expenses decreased 23.8% from $99.5 million in the first nine months of fiscal 2002 to $75.8 million in the first nine months of fiscal 2003.  Total costs and expenses as a percentage of revenue increased from 87.3% in the first nine months of fiscal 2002 to 89.7% in the first nine months of fiscal
2003.

Depreciation of equipment decreased from $45.1 million, or 49.8%
of rental and lease revenues, in the first nine months of fiscal
2002, to $34.7 million, or 55.3% of rental and lease revenues, in the first nine months of fiscal 2003.  Although depreciation was reduced by $10.4 million for the current nine-month period, the ratio of depreciation to rental and lease revenues increased primarily due to the $27.8 million, or 30.7%, decline in rental and lease revenues in that period.

Costs of revenues other than depreciation decreased $2.7 million, or 16.3%, in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002, primarily due to lower sales activity.  Costs of revenues other than depreciation
primarily includes the cost of equipment sales, which decreased from 69.7% of equipment sales in the first nine months of fiscal
2002 to 66.1% of equipment sales in the first nine months of fiscal 2003.  This cost ratio decrease reflects the liquidation of used equipment which is cumulatively more depreciated in the current year period, as compared to the same period for the prior year.

Selling, general and administrative expenses decreased $10.7 million, or 27.1%, in the first nine months of fiscal 2003 as compared to the first nine months of fiscal 2002.  These expenses as a percentage of total revenues decreased from 34.6% to 34.0%
in the first nine months of fiscal 2003.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with approximately 50% of the reduction relating to personnel costs.  Employees currently total 331, a
25.5% decline from the end of the third quarter of fiscal 2002.
Four sales offices were closed during the past year, bringing the
Company's total number of sales offices to fourteen.

Net interest income declined from $1.7 million in the first nine months of fiscal 2002 to $1.6 million in the first nine months of fiscal 2003, because increased cash investments were offset by lower interest rates in the current year period.

The effective tax rate of 38% for the first nine months of fiscal
2003 was unchanged from the same period for the prior year.  This tax rate differs from the U.S. statutory rate primarily due to state and local taxes.

Operating results

Income before income taxes decreased $5.8 million, or 40.0%, to
$8.7 million for the first nine months of fiscal 2003.  This decrease was due to the continuing decline in revenues related to the global economic slowdown and lower DP equipment prices
outpacing the Company's reductions in costs and expenses.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
However, because of the decline in business over the last four years, the Company has had no bank borrowings since the third quarter of fiscal 2001.  The Company purchases equipment
throughout each year to replace equipment, that has been sold, and to maintain adequate levels of rental equipment to meet
existing and new customer demands.  The rental and leasing market for personal computers has declined over the last four years, and the T&M market began declining in the last quarter of fiscal
2001.  However, during the first nine months of fiscal 2003, the
Company continued to make modest purchases of equipment in order to support some areas of potential growth for both personal
computers and test and measurement equipment, and to keep the
Company's equipment pool technologically up-to-date.  Cash and cash equivalents are likely to continue to accumulate, unless the
Company decides to buy back additional shares of its common
stock, finance another acquisition, or pursue other
opportunities.  The Company has invested its growing cash balance in U.S. government money market funds and other instruments with maturities of less than 90 days.

During fiscal year 2001, the Company's Board of Directors
authorized management to implement a limited stock repurchase program in the amount of 1,500,000 shares.  As of February 28,
2003, the Company had bought back 318,000 common shares for $3.0 million, or $9.37 per share.  No shares have been repurchased since fiscal 2001.  Shares acquired are restored to the status of authorized but un-issued shares.

During the nine months ended February 28, 2003 and 2002 net cash provided by operating activities was $40.2 million and $59.8 million, respectively.  The decrease in fiscal 2003 results
primarily from the decline in personal computer and test and measurement rental and lease revenues and lower depreciation and amortization expense.

During the nine months ended February 28, 2003 net cash used in investing activities was $1.0 million, compared to $22.3 million in the same period of the prior year.  This decrease is mostly attributable to significantly reduced equipment purchase payments in the current year, as compared to the prior year.

During the first nine months of fiscal 2003 and 2002 net cash flows from financing activities were not significant.

The Company has a $10.0 million revolving line of credit with a bank, subject to certain restrictions, to meet equipment
acquisition needs as well as working capital and general
corporate requirements.  The Company had no borrowings
outstanding at February 28, 2003.

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

Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make rental and leasing payments. These estimates are primarily based on the amount of time that has lapsed since payments were due, as well as specific knowledge related to the individual customer orders and the ability of one or more of customers to make the required payments. If the
financial condition of the Company's customers deteriorates, additional allowances could be required that would reduce income.
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

Item 3.  Quantitative And Qualitative Disclosures About Market
Risk
And Risk Related to Foreign Currency Exchange Rates

We manage our investment portfolio in accordance with our
Investment Policy.  The primary objectives of our Investment
Policy are to preserve principal, maintain a high degree of
liquidity to meet operating needs, and obtain competitive returns subject to prevailing market conditions.  Investments are made primarily in government and non-government money market funds and high-grade securities, while avoiding concentration in anything other than U.S. government securities and subject to appropriate diversification.  These investments are subject to risk of
default, changes in credit rating and changes in market value.
These investments are also subject to interest rate risk and will decrease in value if market interest rates increase.  However, due to the conservative nature of our investments and relatively short effective maturities of debt instruments, interest rate risk is mitigated.  Our Investment Policy specifies credit
quality standards for our investments and limits the amount of exposure from any single issue, issuer or type of investment.  We do not own derivative financial instruments in our investment portfolio.

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

None.

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

DATED:  March 28, 2003

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

Date:  March 28, 2003

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

Date:  March 28, 2003

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer