Form 10-K
period 2003-05-31
ELECTRO RENT CORP
filed 2003-08-28
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 0-9061

ELECTRO RENT CORPORATION

(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2412961
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6060 Sepulveda Boulevard
Van Nuys, California 91411-2512
(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (818) 786-2525

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes       No   X  .

The aggregate market value of the registrant’s Voting Stock, held by non-affiliates of the registrant, as of August 11, 2003, was $220,649,703.

Number of shares of Common Stock outstanding as of August 11, 2003: 24,824,015 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Inside front cover and pages 5-12 and 14-29 of the Annual Report to Security Holders for the fiscal year ended May 31, 2003 (the “2003 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 9, 2003 (the “2003 Proxy Statement”).

CROSS REFERENCE SHEET

Showing Location in 2003 Annual Report
and 2003 Proxy Statement of Information
Required by Items of Form 10-K

PART II

Caption and Reference
	Form 10-K Item	in 2003 Annual Report
	Number and Caption	or 2003 Proxy Statement

5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 30
6.	Selected Financial Data	Annual Report inside front cover
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 5 to 12
8.	Financial Statements and Supplementary Data	Annual Report pages 14 to 29
9A.	Controls and Procedures	Annual Report page 9

PART III

10.	Directors and Executive Officers of the Registrant	Proxy Statement pages 4, 5 and 9
11.	Executive Compensation	Proxy Statement pages 9 to 16
12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3 and 4
13.	Certain Relationships and Related Transactions	Proxy Statement page 9

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

     Unless otherwise noted (1) the terms “Electro Rent,” “we,” “us,” and “our,” refer to Electro Rent Corporation and its subsidiaries, and (2) the terms “Common Stock” and “shareholder(s)” refer to Electro Rent’s common stock and the holders of that stock, respectively.

Item 1. Business.

     Electro Rent was incorporated in California in 1965 and became a publicly held corporation on March 31, 1980.

     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment. About 77% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio is comprised of personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our test and measurement equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our test and measurement equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2003. No significant portion of our revenues is currently derived from direct United States Government contracts.

     An important aspect of our equipment portfolio management is the resale of equipment from the portfolio, generally after three years from initial purchase, which, on the average, have been at prices above book value. Such sales have historically provided a substantial portion of revenues and operating cash flow.

     We service our customers through sales offices and calibration and service centers in the United States and Canada, which are linked by an on-line computer system. These centers also function as depots for the sale of used equipment.

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

     We purchase the majority of our equipment from leading suppliers of electronic equipment. The product development activities of our major suppliers tend to shape the nature of the rental and lease demand of our customers and the demand for equipment. As a result, our business is significantly affected by the introduction of new products from our major suppliers, particularly Agilent Technologies and Tektronix.

     We believe that our relationships with our major suppliers are good. Because of the volume of our purchases and the nature of our relationships, often we are considered part of their distribution strategy.

     At May 31, 2003, Electro Rent employed approximately 304 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.

Item 2. Properties.

     Electro Rent’s corporate headquarters and Los Angeles sales office are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 24,800 square feet are currently leased to other subtenants. These subtenant arrangements provide for all of the subleased property to be available for our future needs. An additional 15,000 square feet in the building are available for leasing.

     We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility houses our Illinois warehouse and service center.

     Our building at 15385 Oxnard Street, Van Nuys, California, contains approximately 68,200 square feet. We use all of this space, except for 4,500 square feet which is currently being leased to others. This building houses our California warehouse and equipment calibration center.

     As of May 31, 2003 Electro Rent had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Boston, Chicago, Dallas, Denver, Detroit, Houston, Los Angeles, Montreal, New York/Newark, San Francisco, Seattle, Toronto and Washington/Baltimore.

     Electro Rent’s facilities aggregate approximately 341,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to three years for aggregate annual rentals of approximately $1,871,000 in fiscal 2003. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     Electro Rent’s Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2003, as quoted on NASDAQ, shareholder information and dividend information are set forth on page 30 of the 2003 Annual Report and are incorporated herein by reference.

     None of our preferred shares are issued or outstanding.

Item 6. Selected Financial Data.

     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of the 2003 Annual Report, is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under the above caption on pages 5 to 12 of the 2003 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

     The information appearing in the Risk Factors, filed with this 10-K as Exhibit 99(A), is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP appearing on pages 14 to 29 of the 2003 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     On April 30, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent auditors and engaged Deloitte & Touche LLP (“D&T”) as our new independent auditors. The decision to change our independent auditors was made by our Board of Directors.

     Arthur Andersen’s report on the financial statements of the Company for the fiscal year ended May 31, 2001 did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the year ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, there were no disagreements with Arthur Andersen on any matter of accounting principle or practices, financial statement disclosure, or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference thereto in its report on the financial statements for such years.

     During the year ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, there were no “reportable events” (as defined below) requiring disclosure pursuant to Item 304(a)(1)(v) of Regulation S-K, promulgated under the Securities Act of 1934, as amended. As used herein, the term “reportable events” means any of the items listed in paragraphs (a)(1)(v)(A)-(D) of Item 304 of Regulation S-K.

     Effective April 30, 2002, we engaged D&T as our independent auditors. During the year ended May 31, 2001 and through the subsequent interim period preceding the decision to change independent auditors, neither the Company nor anyone acting on its behalf consulted D&T regarding either the application of accounting principles as to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, nor has D&T provided to the Company a written report or oral advice regarding such principles or audit opinion.

Item 9A. Controls and Procedures.

     Information appearing under the above caption on page 9 of the 2003 Annual Report is hereby incorporated by reference.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information appearing in the 2003 Proxy Statement under the captions Election of Directors (pages 4 and 5), Executive Officers (page 5), Compliance With Section 16 of the Securities Exchange Act of 1934 (pages 8 and 9), and Transactions With Management (page 9), is hereby incorporated by reference.

Item 11. Executive Compensation.

     Information appearing in the 2003 Proxy Statement under the caption Executive Compensation (pages 9 to 16) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information concerning the ownership of Electro Rent’s securities by its principal holders and its management is set forth in the 2003 Proxy Statement (pages 3 and 4), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information appearing in the 2003 Proxy Statement under the caption Transactions With Management (page 9) is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Information appearing in the 2003 Proxy Statement under the caption Proposal 2 – Approval of Selection of Independent Auditors (page 18) is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  The following financial statements covered by the Independent Auditors’ Consent are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2003 Annual Report.

		2003 Annual Report	Form 10-K Page
	Item	Page Number	Number

1.	Financial Statements
	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2003	14
	Consolidated Balance Sheets at May 31, 2003 and 2002	15
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2003	16
	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2003	17
	Notes to Consolidated Financial Statements	18-28
	Independent Auditors’ Report	29	Exhibit 23(B)
2.	Financial Statement Schedules	25
3.	Exhibits
	See the Exhibit Index. The Exhibits listed in the Exhibit Index are filed as part of this report and are incorporated herein by reference.

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

     (c)  Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

Exhibit Index
(* Indicates compensation plan, contract or arrangement)

Exhibit Number	Document Description

(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated

Exhibit Number	Document Description

September 1, 1994.*

(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992), and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is filed herewith.*

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Option) are incorporated by reference to Exhibits (10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of Amendment Number One To Electro Rent Corporation 1990 Stock Option Plan adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of Amendment Number Two To Electro Rent Corporation 1990 Stock Option Plan adopted April 11, 1995 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995.*

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

Exhibit Number	Document Description

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.

(11)	Statement re computation of per share earnings is incorporated by reference to the 2003 Annual Report, page 24.

(13)	2003 Annual Report. Only those portions of the 2003 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.
• Genstar Rental Electronics, Inc., a Canadian corporation
• ER International, Inc., a Delaware corporation

(22)	Inside front cover and pages 5-12 and 14-29 of the 2003 Annual Report are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

(23)(A)	Consent of Deloitte & Touche LLP, the Company’s independent auditors.

(23)(B)	Report of Arthur Andersen LLP, the Company’s former independent auditors.

(31)(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31)(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)(A)	Section 1350 Certification by Principal Executive Officer

(32)(B)	Section 1350 Certification by Chief Financial Officer

(99)(A)	Risk Factors

     (d)  Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2003 Annual Report by Rule 14 a 3(b) (1):

     None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 26, 2003.	By	/s/ Daniel Greenberg

Daniel Greenberg
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 26, 2003

/s/ William Weitzman William Weitzman	President, Chief Operating Officer and Director	August 26, 2003

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer	August 26, 2003

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 26, 2003

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 26, 2003

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 26, 2003

/s/ S. Lee Kling S. Lee Kling	Director	August 26, 2003

/s/James S. Pignatelli James S. Pignatelli	Director	August 26, 2003