Form 10-Q
period 2003-08-31
ELECTRO RENT CORP
filed 2003-10-03
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2003 or

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

Yes       No  X

The number of shares outstanding of the registrant's common stock as of September 22, 2003 was 24,825,082.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                         AUGUST 31, 2003

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Operations for the        3
Three Months Ended August 31, 2003 and 2002 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
August 31, 2003 (Unaudited) and May 31, 2003

Condensed Consolidated Statements of Cash Flows for the        5
Three Months Ended August 31, 2003 and 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               12
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              18
About Market Risk

Item 4.  Controls and Procedures                              18

Part II: OTHER INFORMATION                                    19

SIGNATURES                                                    20

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited) (000 omitted except per share data)

                                                     Three Months Ended
                                                          August 31,
                                                       2003       2002
                                                    ---------- ----------

Revenues:
  Rentals and leases                                $  16,681  $  23,189
  Sales of equipment
    and other revenues                                  6,016      7,876
                                                    ---------- ----------
    Total revenues                                     22,697     31,065
                                                    ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment                                 8,061     12,054
  Costs of revenues other
    than depreciation
    of rental and lease equipment                       3,765      4,960
  Selling, general and
    administrative expenses                             7,824     10,438
                                                    ---------- ----------
    Total operating expenses                           19,650     27,452
                                                    ---------- ----------
Operating profit                                        3,047      3,613
Interest and investment
  income, net                                             421        579
                                                    ---------- ----------
Income before income taxes                              3,468      4,192

Income taxes                                            1,342      1,591
                                                    ---------- ----------
Net income                                          $   2,126  $   2,601
                                                    ========== ==========
Earnings per share:
  Basic                                                 $0.09      $0.10
  Diluted                                               $0.09      $0.10

Shares used in per
  share calculation:
  Basic                                                24,823     24,791
  Diluted                                              24,864     24,848

                              See accompanying notes to
                    condensed consolidated financial statements.

                                       Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
    (Unaudited)(000 omitted)

                                       ASSETS

                                                       August 31,   May 31,
                                                           2003       2003
                                                       ---------- ----------

Cash and cash equivalents                              $ 148,384  $ 151,448
Marketable securities                                     20,000     10,000
Accounts receivable, net of allowance for
   doubtful accounts of $1,203 and $1,106                  7,165      6,874
Rental and lease equipment, net of accumulated
   depreciation of $163,294 and $165,334                  86,348     87,344
Other property, net of accumulated depreciation and
   amortization of $11,249 and $10,997                    16,228     16,409
Other                                                      4,148      5,025
                                                       ---------- ----------
                                                       $ 282,273  $ 277,100
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   8,799  $   6,332
  Accrued expenses                                        13,701     13,248
  Deferred revenue                                         1,994      1,833
  Deferred income taxes                                    3,112      3,179
                                                       ---------- ----------
    Total liabilities                                     27,606     24,592
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            16,056     16,023
  Retained earnings                                      238,611    236,485
                                                       ---------- ----------
    Total shareholders' equity                           254,667    252,508
                                                       ---------- ----------
                                                       $ 282,273  $ 277,100
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                       Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000 omitted)

                                                        Three Months Ended
                                                             August 31,
                                                          2003       2002
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   2,126  $   2,601
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          8,316     12,528
    Provision for losses on accounts receivable              199        217
    Gain on sale of rental and lease equipment            (2,167)    (1,823)
    Deferred income taxes                                    (67)        15
    Change in operating assets and liabilities:
      Accounts receivable                                   (490)     1,682
      Other assets                                           877         69
      Accounts payable                                       (50)       577
      Accrued expenses                                       453        597
      Deferred revenue                                       161       (249)
                                                       ---------- ----------
      Net cash provided by operating activities            9,358     16,214
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment         5,392      6,354
  Payments for purchase of rental and lease equipment     (7,775)    (7,275)
  Purchases of marketable securities                     (10,000)         0
  Payments for purchase of other property                    (72)       (42)
                                                       ---------- ----------
      Net cash used in investing activities              (12,455)      (963)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      33         93
                                                       ---------- ----------
      Net cash provided by financing activities               33         93
                                                       ---------- ----------
Net increase in cash and cash equivalents                 (3,064)    15,344
Cash and cash equivalents at beginning of period         151,448    115,623
                                                       ---------- ----------
Cash and cash equivalents at end of period             $ 148,384  $ 130,967
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                       Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(U.S. dollar amounts in thousands, except per share amounts)

Note 1: Basis of Presentation

The interim financial statements included herein have been
prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). The interim financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., and ER
International, Inc. (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in
financial statements prepared in accordance with accounting
principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the
disclosures are adequate to make the information presented not misleading. These financial statements should be read in
conjunction with the audited financial statements and notes
thereto included in the Company's latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present
fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended August 31, 2003, have been included.
Certain reclassifications may have been made to prior year
amounts to conform to the 2003 presentation. The results of
operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2: Stock-Based Compensation

At August 31, 2003, the Company had four stock option plans, which are described more fully in Note 10 in the Company's 2003
Annual Report on Form 10-K. The Company accounts for stock
options using the intrinsic value method under the provisions of
Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based
method, defined in Statement of Financial Accounting Standards
("SFAS") No. 123, Accounting for Stock-Based Compensation, had
been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under
SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the three months ended
August 31:

                                               2003      2002
                                             --------  --------
Net income, as reported                       $2,126    $2,601
Deduct: Total stock-based employee
compensation
  expense determined under the fair value
  based method for all awards, net of
related
  tax effects                                   (247)     (233)
                                             --------  --------
Proforma net income                           $1,879    $2,368
                                             ========  ========

Basic income per share, as reported            $0.09     $0.10
Proforma basic income per share                $0.08     $0.10

Diluted income per share, as reported          $0.09     $0.10
Proforma diluted income per share              $0.08     $0.10

Note 3: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed quarterly and/or when factors indicating an impairment are present. The Company recognizes impairment losses on
equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.

Note 4: Noncash Investing and Financing Activities

The Company had accounts payable related to acquired equipment totaling $8,760 and $6,243 as of August 31, 2003 and May 31,
2003, respectively, and $6,174 and $6,626 as of August 31, 2002 and May 31, 2002, respectively, which will be paid in the
following period.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
The Company's condensed consolidated balance sheets at August 31,
2003 and 2002 include investment in sales-type leases of $1,045 and $1,149, net of deferred interest of $57 and $65, in "other assets."  Interest income is recognized over the life of the lease using the effective interest method.

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
This statement is effective for exit or disposal activities
initiated after December 31, 2002.  Adoption of SFAS 146 did not have a significant effect on the Company's consolidated financial
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
The initial recognition and measurement provisions of the
interpretation are applicable on a prospective basis to
guarantees issued or modified after December 31, 2002, while the provisions of the disclosure requirements are effective for
financial statements of interim or annual periods ending after
December 15, 2002.  Adoption of such interpretation did not have a significant effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for
Stock-based Compensation - Transition and Disclosure, an
amendment of FASB Statement No. 123."  SFAS No. 148 provides alternative methods of transition for entities that voluntarily change to the fair value based method of accounting for stock-
based employee compensation, and it also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects of an entity's accounting policy decisions with
respect to stock-based employee compensation in both annual and interim reporting.  The amendments are effective for fiscal years ending after December 15, 2002.  The Company adopted the
disclosure only provisions of SFAS No. 148 on March 1, 2003.

In April 2003, the FASB issued SFAS No. 149, "Amendment of
Statement 133 on Derivative Instruments and Hedging Activities."
SFAS No. 149 amends and clarifies financial accounting and
reporting for derivative instruments, including certain
derivative instruments embedded in other contracts, and for
hedging activities under FASB Statement No. 133, "Accounting for
Derivative Instruments and Hedging Activities." The provisions of
SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of such interpretation did not have a significant impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for
Certain Instruments with Characteristics of Both Liabilities and
Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability
(or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31,
2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for
mandatory redeemable financial instruments of nonpublic
companies.  Adoption of SFAS No. 150 did not have a significant impact on the Company's consolidated financial statements.

Note 7: Restructuring Charge

Due to the prolonged downturn in our industry, in May 2003 the
Company restructured our business as part of its continuing
program to create efficiencies within our operations. In the quarter ended May 31, 2003, the Company recorded restructuring charges of $821 in selling, general and administrative expenses, which included the following:

     Reducing the Company's workforce by approximately 27
     employees, mainly in the Duluth, Georgia, warehouse and
     sales office, resulting in a severance charge of
     approximately $220. Approximately $113 was paid in May 2003, and the remainder was  paid in the first quarter of fiscal
     2004.

     Closing of the Duluth, Georgia, warehouse, which reduced the
     Company's facilities from a total of approximately 435,000 square feet to approximately 399,000 square feet. Property and equipment that was disposed of or removed from
     operations resulted in a charge of $31 and consisted
     primarily of leasehold improvements, equipment and furniture and fixtures. In addition, we incurred a charge of $570
     associated with the lease related to the closed facility,
     which represents the fair value of the liability determined based on the remaining lease rentals, reduced by estimated sublease rentals. Amounts accrued (net of estimated sublease proceeds) related to the facility closure will be paid over the remaining lease term through May 2005.

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                       Balances                 Balances
                         as of                    as of
                        May 31,                 August 31,
                         2003                     2003
                       --------    --------     --------
Severance                  $107      $(107)         $  0
Lease commitments           570        (86)          484
                       --------    --------     --------
                           $677      $(193)         $484
                       ========    ========     ========

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

Although the Company has no reportable segments, it has two
groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost, comprised $193,419 of T&M equipment and $56,223 of DP equipment at August 31, 2003, and $194,433 of T&M equipment and $58,245 of DP equipment at May 31, 2003.

Revenues for these product groups were as follows for the three months ended August 31:

                                     T&M        DP      Total
              2003
Rentals and leases                  $11,618    $5,063   $16,681
Sales of equipment and other
  Revenues                            5,284       732     6,016
                                   --------  --------  --------
                                    $16,902    $5,795   $22,697
                                   ========  ========  ========
              2002
Rentals and leases                  $15,233    $7,956   $23,189
Sales of equipment and other
  Revenues                            6,366     1,510     7,876
                                   --------  --------  --------
                                    $21,599    $9,466   $31,065
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first three months of fiscal 2003 and 2002.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Note 9: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the quarters ended
August 31:

                                           2003       2002
                                       --------   --------
Denominator:
  Denominator for basic earnings per     24,823     24,791
    share-weighted average
    common shares outstanding
  Effect of dilutive-options                 41         57
                                       --------   --------
                                         24,864     24,848
                                       ========   ========
Net income                               $2,126    $ 2,601
Earnings per share:
  Basic                                $   0.09   $   0.10
  Diluted                              $   0.09   $   0.10

Note 10: Commitments and Contingencies

The Company leases certain facilities under various operating leases. Most of the lease agreements provide the Company with the option of renewing its lease at the end of the initial lease term, at the fair rental value, for periods of up to five years.
In most cases, management expects that in the normal course of business facility leases will be renewed or replaced by other leases.

The Company is subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be
estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the
Company may be required to record either more or less litigation expense. It is management's opinion that none of the open matters at May 31, 2003 will have a material adverse effect on the
Company's financial condition or operations.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of August 31, 2003 and the results of operations for the three month period ended August 31, 2003.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2003 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  In the first quarter of fiscal 2004, 70% of rental and lease revenues was derived from
T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume.  Rental revenues comprised 73% of rental and lease
revenue, which percentage has been increasing over the last four years due to a concurrent and significant decline in personal computer leasing activity.  The Company's customers are primarily large and mid-sized corporations in various market segments.  The
Company's major market segments include telecommunications,
aerospace and defense, manufacturing and consulting.

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

After four years of steady declines, demand for rental equipment was modestly higher in the first three months of fiscal 2004 than in the preceding three months, reflecting a pick up in the global economy.  However, rental rates and lease rates remained very competitive.  Overall utilization for the Company's equipment pool, based on acquisition cost, increased from 53.7% at August
31, 2002, to 56.9% at August 31, 2003, which primarily reflects the Company's continued liquidation and write-off of under-
performing assets.  During the same period, monthly rental rates declined by 14.0% and monthly lease rates declined by 12.2%.

We believe that demand for rental electronic equipment should improve if the U.S. economy continues to recover.  Also,
increased defense spending on advanced weapons and intelligence systems should benefit the Company.  Until these events drive revenues higher, the Company will strive to operate the business efficiently at the current activity level.

Results of Operations

Comparison of Three Months Ended August 31, 2003 and 2002

Revenues

Total revenues for the three months ended August 31, 2003
decreased $8.4 million, or 26.9%, to $22.7 million compared to
$31.1 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 28.1%, and a decrease in sales of equipment and other revenues of 23.6%.

Rental and lease revenues in the first quarter of fiscal 2004 were $16.7 million, a 28.1% decline from the same period in the prior year.  This decrease was the result of lower demand in the
Company's major market segments, stemming from the global
economic slowdown, and excess equipment on the market which is available for customers to purchase.  Additionally, DP rental revenue continued to be negatively impacted by eroding purchase prices of new personal computers and competition.

Sales of equipment and other revenues were $6.0 million in the first quarter of fiscal 2004, a decrease of 23.6% as compared to the first quarter of fiscal 2003.  This decrease reflects lower demand and the Company's smaller rental and lease equipment pool.

Operating Expenses

Depreciation of rental and lease equipment decreased from $12.1 million, or 52.0% of rental and lease revenues, in the first quarter of fiscal 2003, to $8.1 million, or 48.3% of rental and lease revenues, in the first quarter of fiscal 2004.  These
declines reflect the Company's continued liquidation and write-
down of under-performing assets.

Costs of revenues other than depreciation decreased 24.1% from
$5.0 million in the first quarter of fiscal 2003 to $3.8 million in the first quarter of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 71.3% of equipment sales in the first
quarter of fiscal 2003 to 59.8% of equipment sales in the first quarter of fiscal 2004.  This cost ratio decrease reflects the liquidation of more fully-depreciated equipment in the first quarter of fiscal 2004.

Selling, general and administrative expenses decreased $2.6
million, or 24.9%, in the first quarter of fiscal 2004 as
compared to the first quarter of fiscal 2003.  These expenses as a percentage of total revenues increased from 33.6% in the first quarter of fiscal 2003 to 34.5% in the first quarter of fiscal
2004.  This percentage increase is the result of decreasing
revenue, as discussed above, outpacing the decrease in SG&A
expenses.  Employees currently total 294, a 26.9% decline from the end of the first quarter of fiscal 2003.

Interest and Investment Income

Net interest and investment income of $421 for the first quarter of fiscal 2004 was 27.3% lower than $579 recorded in the first quarter of the prior year.  Despite increased investments in money market instruments and marketable securities in the current period as compared to the prior year, interest and investment income declined because interest rates were lower in the current year.

Income Taxes

The effective tax rate was 38.7% for the first quarter of fiscal
2004 as compared to 38.0% for the same period in the prior year, reflecting a slight increase in taxes accrued for various states and foreign jurisdictions.  This tax rate differs from the U.S.
statutory rate primarily due to state and local taxes.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
However, because of the decline in equipment purchases related to the business slowdown over the last four years, the Company has had no bank borrowings since the third quarter of fiscal 2001.
The Company purchases equipment throughout each year to replace equipment, that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  The rental and leasing market for personal computers has declined over the last four years, and the T&M market began declining in the last quarter of fiscal 2001.  However, during the first three months of fiscal 2004 the Company experienced a modest increase in overall rental activity over the previous three month period.
Accordingly, during the first three months of fiscal 2004, the
Company made modest purchases of equipment in order to support some areas of potential growth for both T&M and DP equipment, and to keep the Company's equipment pool technologically up-to-date.

Cash and cash equivalents are likely to continue to accumulate, however the rate at which cash accumulates compared to the past couple of years could slow down for a few reasons.  If demand for rental and lease equipment continues to pick up and equipment sales remain low, the Company is likely to further increase its equipment purchases to support its rental business.
Additionally, the Company could decide to buy back additional shares of its common stock, pay a dividend, finance another
acquisition, or pursue other opportunities.  The Company has invested its growing cash balance in U.S. government money market funds and other instruments with maturities of less than 90 days.

During fiscal year 2001, the Company's Board of Directors
authorized management to implement a limited stock repurchase program in the amount of 1,500,000 shares.  As of August 31,
2003, the Company had bought back 318,000 common shares for $3.0 million, or $9.37 per share. The only shares repurchased since fiscal 2001 have been in connection with the stock-for-stock exercise of employee options. Shares acquired are retired.

Since the Company began accumulating significant cash balances in fiscal 2001, the Company's Board of Directors has continuously reviewed investment alternatives.  The Company is currently
conducting a thorough review of its opportunities for growing the business, including what financial resources would be required to accomplish its goals.  During fiscal 2004 the Company expects to be in a position to make a judgment as to the best uses for its cash.

During the three months ended August 31, 2003 and 2002 net cash provided by operating activities was $9.4 million and $16.2
million, respectively.  The decrease in fiscal 2004 results
primarily from the decline in net income, lower depreciation and amortization expense, and changes in accounts receivable and accounts payable.

During the three months ended August 31, 2003 net cash used in investing activities was $12.5 million, compared to $1.0 million in the same period of the prior year.  This increase is mostly attributable to the purchase of marketable securities.

During the first three months of fiscal 2004 and 2003 net cash flows from financing activities were not significant.

The Company has a $10.0 million revolving line of credit with a bank, subject to certain restrictions, to meet equipment
acquisition needs as well as working capital and general
corporate requirements.  The Company had no borrowings
outstanding at August 31, 2003.

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

Asset lives and depreciation methods: The Company's primary
business involves the purchase and subsequent rental and leasing of long-lived electronic equipment. Management has chosen asset lives that it believes correspond to the economic life of the related asset. Management has chosen depreciation methods that it believes matches the benefit to the Company from the asset with the associated costs. These judgments have been made based on management's expertise in each equipment type that the Company carries.  If the asset life and depreciation method chosen do not reduce the book value of the asset to at least the estimated future cash flows from the asset to the Company, the Company would be required to record an impairment.

Impairment of long-lived assets: On a regular basis, management reviews the carrying value of its rental and leasing equipment and intangible assets to determine if the carrying value of the assets may not be recoverable due to current and forecasted
economic conditions. This requires management to make estimates related to future undiscounted cash flows from the assets. If these estimates or the related assumptions change in the future, management may be required to record additional impairment
charges.

Allowance for doubtful accounts: The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of customers to make rental and lease payments. These estimates are primarily based on the amount of time that has lapsed since payments were due, as well as specific knowledge related to the individual customer orders and the ability of one or more of customers to make the required payments. If the
financial condition of the Company's customers deteriorates, additional allowances could be required that would reduce income.
Conversely, if the financial condition of the customers improves or if legal remedies to collect past due amounts are more
successful than expected, the allowance for doubtful accounts may need to be reduced and income would be increased.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions contained in this Form 10-Q, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking
statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  All
plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as "anticipate," "believes," "expects," "intends,"
"future," and other similar expressions.  Forward-looking
statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  Although the
Company believes its management's assumptions are reasonable, it is likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-looking
statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the
sections contained in this Form 10-Q entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations," and in "Quantitative and Qualitative Disclosure
About Market Risk Related to Interest Rates and Foreign Currency
Exchange Rates," as well as in the Company's Annual Report on
Form 10-K for the year ended May 31, 2003 including the "Risk
Factors" attached as Exhibit 99 to that document, the Company's
Proxy Statement for its 2003 Annual Meeting of Shareholders and
the Company's other filings with the Securities and Exchange
Commission.  Should one or more of the risks discussed in any of those documents, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the Company's actual results may vary materially from those
anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any
forward-looking information will in fact prove to be correct.  We do not undertake any obligation to update forward-looking
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

Item 4: Controls And Procedures

(a) Evaluation of disclosure controls and procedures

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the
Company's Chief Executive Officer and Chief Financial Officer, of
the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are
effective in timely alerting them to material information
relating to the Company (including its consolidated subsidiaries)
required to be included in the Company's periodic SEC filings.

(b) Changes in internal controls

There were no significant changes in the Company's internal
controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits and Reports on Form 8-K

(a)  The exhibits filed as part of this Form 10-Q are:

Exhibit #   Description
---------   -----------
31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Executive Officer

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Financial Officer

32.1        Section 1350 Certification by Principal Executive
            Officer

32.2        Section 1350 Certification by Chief Financial Officer

(b) Current Reports on Form 8-K

The Company furnished to the SEC a Current Report on Form 8-K, dated as of August 11, 2003, to disclose the issuance of a press release by the Company.  The purpose of such press release was to report the Company's fiscal 2003 earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  October 1, 2003

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer