Form 10-Q
period 2003-11-30
ELECTRO RENT CORP
filed 2003-12-19
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2003 or

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

Yes       No  X

The number of shares outstanding of the registrant's common stock as of December 6, 2003 was 24,871,681.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        NOVEMBER 30, 2003

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Operations for the        3
Three Months and Six Months Ended November 30, 2003 and
2002 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
November 30, 2003 (Unaudited) and May 31, 2003

Condensed Consolidated Statements of Cash Flows for the        5
Six Months Ended November 30, 2003 and 2002 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               12
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              20
About Market Risk

Item 4.  Controls and Procedures                              20

Part II: OTHER INFORMATION                                    22

SIGNATURES                                                    24

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited) (000's omitted except per share data)

                                  Three Months Ended    Six Months Ended
                                     November 30,          November 30,
                                   2003       2002       2003       2002
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  18,628  $  21,341  $  35,309  $  44,530
  Sales of equipment
    and other revenues               5,533      7,429     11,549     15,305
                                 ---------- ---------- ---------- ----------
    Total revenues                  24,161     28,770     46,858     59,835
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              7,676     11,813     15,737     23,867
  Costs of revenues other
    than depreciation of
    rental and lease equipment       3,487      4,592      7,252      9,552
  Selling, general and
    administrative expenses          9,732      9,809     17,557     20,247
                                 ---------- ---------- ---------- ----------
    Total operating expenses        20,895     26,214     40,546     53,666
                                 ---------- ---------- ---------- ----------
Operating profit                     3,266      2,556      6,312      6,169
Interest and investment
  income, net                          412        556        833      1,135
                                 ---------- ---------- ---------- ----------
Income before income taxes           3,678      3,112      7,145      7,304

Income taxes                         1,016      1,182      2,358      2,773
                                 ---------- ---------- ---------- ----------
Net income                       $   2,662  $   1,930  $   4,787  $   4,531
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.10      $0.08      $0.19      $0.18
  Diluted                            $0.10      $0.08      $0.19      $0.18

Shares used in per
  share calculation:
  Basic                             24,863     24,815     24,843     24,801
  Diluted                           25,029     24,851     24,946     24,848

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (000's omitted)

                                       ASSETS
                                                          (Unaudited)
                                                      November 30,  May 31,
                                                          2003       2003
                                                       ---------- ----------

Cash and cash equivalents                              $ 151,064  $ 151,448
Marketable securities                                     20,000     10,000
Accounts receivable, net of allowance for
   doubtful accounts of $1,223 and $1,106                  9,342      6,874
Rental and lease equipment, net of accumulated
   depreciation of $161,590 and $165,334                  87,319     87,344
Other property, net of accumulated depreciation and
   amortization of $11,114 and $10,997                    15,992     16,409
Other                                                      3,851      5,025
                                                       ---------- ----------
                                                       $ 287,568  $ 277,100
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   8,056  $   6,332
  Accrued expenses                                        16,771     13,248
  Deferred revenue                                         2,040      1,833
  Deferred income taxes                                    3,041      3,179
                                                       ---------- ----------
    Total liabilities                                     29,908     24,592
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            16,961     16,023
  Retained earnings                                      240,699    236,485
                                                       ---------- ----------
    Total shareholders' equity                           257,660    252,508
                                                       ---------- ----------
                                                       $ 287,568  $ 277,100
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                         Six Months Ended
                                                            November 30,
                                                          2003       2002
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   4,787  $   4,531
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         16,230     24,765
    Provision for losses on accounts receivable              389        569
    Gain on sale of rental and lease equipment            (4,375)    (4,348)
    Deferred income taxes                                   (138)        26
    Change in operating assets and liabilities:
      Accounts receivable                                 (2,857)     1,882
      Other assets                                         1,174        163
      Accounts payable                                      (989)       754
      Accrued expenses                                     3,523      2,010
      Deferred revenue                                       207       (411)
                                                       ---------- ----------
      Net cash provided by operating activities           17,951     29,941
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        10,456     12,696
  Payments for purchase of rental and lease equipment    (19,079)   (15,311)
  Purchases of marketable securities                     (10,000)         0
  Payments for purchase of other property                    (77)      (211)
                                                       ---------- ----------
      Net cash used in investing activities              (18,700)    (2,826)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     979        137
  Payment for repurchase of common stock                    (614)         0
                                                       ---------- ----------
      Net cash provided by financing activities              365        137
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents        (384)    27,252
Cash and cash equivalents at beginning of period         151,448    115,623
                                                       ---------- ----------
Cash and cash equivalents at end of period             $ 151,064  $ 142,875
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 5

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (U.S. dollar amounts and shares in thousands,
                    except per share amounts)

Note 1: Basis of Presentation

The interim financial statements included herein have been
prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). The interim financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., and ER
International, Inc. (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in
financial statements prepared in accordance with accounting
principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the
disclosures are adequate to make the information presented not misleading. These financial statements should be read in
conjunction with the audited financial statements and notes
thereto included in the Company's latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present
fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended November 30, 2003, have been
included. Certain reclassifications may have been made to prior year amounts to conform to the 2003 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2: Stock-Based Compensation

At November 30, 2003, the Company had four stock option plans, which are described more fully in Note 10 in the Company's 2003
Annual Report on Form 10-K. The Company accounts for stock
options using the intrinsic value method under the provisions of
Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based
method, defined in Statement of Financial Accounting Standards
("SFAS") No. 123, Accounting for Stock-Based Compensation, had
been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under
SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the three and six
months ended November 30:

                                    Three Months      Six Months
                                       Ended            Ended
                                    November 30,     November 30,
                                  ---------------  ---------------
                                         -                -
                                   2003     2002    2003     2002
                                  -------  ------- -------  -------
Net income, as reported            $2,662   $1,930  $4,787   $4,531
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related tax
  effects                            (253)    (233)   (500)    (466)
                                  -------  ------- -------  -------
Proforma net income                $2,409   $1,697  $4,287   $4,065
                                  =======  ======= =======  =======

Basic income per share, as reported $0.10    $0.08   $0.19    $0.18
Proforma basic income per share     $0.09    $0.07   $0.17    $0.16

Diluted income per share,
  as reported                       $0.10    $0.08   $0.19    $0.18
Proforma diluted income per share   $0.09    $0.07   $0.17    $0.16

Note 3: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed when factors indicating an impairment are present. The
Company recognizes impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.

Note 4: Noncash Investing and Financing Activities

The Company had accounts payable and other accruals related to acquired equipment totaling $8,956 and $6,243 as of November 30,
2003 and May 31, 2003, respectively, and $5,747 and $6,626 as of
November 30, 2002 and May 31, 2002, respectively, which will be paid in the following period.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
The Company's condensed consolidated balance sheets at November
30, 2003 and May 31, 2003 include investment in sales-type leases of $822 and $671, net of deferred interest of $41 and $39, in
"other assets."  Interest income is recognized over the life of the lease using the effective interest method.

Note 6: Restructuring Charge

Due to the prolonged downturn in our industry, in May 2003 the
Company restructured its business as part of its continuing
program to create efficiencies within its operations. In the quarter ended May 31, 2003, the Company recorded restructuring charges of $821 in selling, general and administrative expenses, which included the following:

     Reducing the Company's workforce by approximately 27
     employees, mainly in the Duluth, Georgia, warehouse and
     sales office, resulting in a severance charge of
     approximately $220. Approximately $113 was paid in May 2003, and the remainder was paid in the first quarter of fiscal
     2004.

     Closing of the Duluth, Georgia, warehouse, which reduced the
     Company's facilities. Property and equipment that was
     disposed of or removed from operations resulted in a charge of $31 and consisted primarily of leasehold improvements,
     equipment and furniture and fixtures. In addition, we
     incurred a charge of $570 associated with the lease related to the closed facility, which represents the fair value of the liability determined based on the remaining lease
     rentals, reduced by estimated sublease rentals. Amounts
     accrued (net of estimated sublease proceeds) related to the facility closure will be paid over the remaining lease term through May 2005.

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                       Balances                 Balances
                         as of                    as of
                        May 31,                 November
                         2003                   30, 2003
                       --------    --------     --------
Severance                  $107      $(107)         $  0
Lease commitments           570       (174)          396
                       --------    --------     --------
                           $677      $(281)         $396
                       ========    ========     ========

Note 7: Segment Reporting

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

Although the Company has no reportable segments, it has two
groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost, comprised $193,926 of T&M equipment and $54,983 of DP equipment at November 30, 2003, and $194,433 of T&M
equipment and $58,245 of DP equipment at May 31, 2003.

Revenues for these product groups were as follows for the three months ended November 30:

                                     T&M        DP      Total
              2003
Rentals and leases                  $13,253    $5,375   $18,628
Sales of equipment and other
  Revenues                            5,037       496     5,533
                                   --------  --------  --------
                                    $18,290    $5,871   $24,161
                                   ========  ========  ========
              2002
Rentals and leases                  $13,252    $8,089   $21,341
Sales of equipment and other
  Revenues                            6,662       767     7,429
                                   --------  --------  --------
                                    $19,914    $8,856   $28,770
                                   ========  ========  ========

Revenues for these product groups were as follows for the six months ended November 30:

                                     T&M        DP      Total
              2003
Rentals and leases                  $24,872   $10,437   $35,309
Sales of equipment and other
  Revenues                           10,321     1,228    11,549
                                   --------  --------  --------
                                    $35,193   $11,665   $46,858
                                   ========  ========  ========
              2002
Rentals and leases                  $28,485   $16,045   $44,530
Sales of equipment and other
  Revenues                           13,028     2,277    15,305
                                   --------  --------  --------
                                    $41,513   $18,322   $59,835
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first six months of fiscal 2003 and 2002.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three months and six months ended November 30:

                                 Three Months    Six Months
                                    Ended          Ended
                                 November 30,   November 30,
                                -------------  -------------
                                 2003   2002    2003    2002
                                ------  ------ ------  ------
Denominator:
  Denominator for basic
    earnings per share-weighted
    average common shares
    outstanding                 24,863  24,815 24,843  24,801
  Effect of dilutive-options       166      36    103      47
                                ------  ------ ------  ------
                                25,029  24,851 24,946  24,848
                                ======  ====== ======  ======
Net income                      $2,662  $1,930 $4,787  $4,531
Earnings per share:
  Basic                         $ 0.10  $ 0.08 $ 0.19  $ 0.18
  Diluted                       $ 0.10  $ 0.08 $ 0.19  $ 0.18

Note 9: Commitments and Contingencies

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
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the
Company may be required to record either more or less litigation expense. It is management's opinion that none of the open matters at November 30, 2003 will have a material adverse effect on the
Company's financial condition or operations.

Note 10:  Other

The Company's results of operations for the second quarter of fiscal 2004 reflect the following significant items, for which there were no significant comparable amounts recorded in the second quarter of fiscal 2003:

Rental and lease revenues include $1,200  from the reversal of various accounts receivable credits no longer owed to customers.

Selling, general and administrative expenses include a $2,300 accrual related to the retirement of the Company's President and
Chief Operation Officer.

Income taxes were reduced by approximately $400, as a result of the Company's re-evaluation of its accrued liability for income taxes after the recent completion of its fiscal 2000 federal tax audit.

Note 11:  Proposed Extraordinary Distribution

On October 9, 2003, the Company announced that its Board of
Directors had tentatively approved an extraordinary distribution of $4.00 per share (or an aggregate of approximately $100,000), which is expected to be distributed to the Company's shareholders on January 14, 2004.  The record date for the extraordinary
distribution is December 16, 2003, and the ex-dividend date is
January 15, 2004.  As part of the extraordinary distribution, the
Company submitted two proposals for shareholder approval as
described in a proxy statement filed with the Securities and
Exchange Commission on December 2, 2003.  Proposal 1 gives the
Board the authority to amend the Company's Articles of
Incorporation to effect a reverse stock split of our Common Stock if the Board concludes it is appropriate after the extraordinary distribution.  Proposal 2 amends existing option plans to provide anti-dilution protection for our employees who have been granted options, in the event of an extraordinary distribution.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of November 30, 2003 and the results of operations for the three and six month periods ended November 30, 2003 and 2002.
This discussion should be read in conjunction with the
Management's Discussion and Analysis section included in the
Company's 2003 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  In the second quarter of fiscal 2004, 71.2% of rental and lease revenues was derived from T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume.  Rental revenues comprised 77.2% of rental and lease revenue, which percentage has been increasing over the last four years due to a significant decline in personal computer leasing activity.  The Company's customers are primarily large and mid-
sized corporations in various market segments.  The Company's major market segments include telecommunications, aerospace and defense, manufacturing and consulting.

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

After four years of steady declines, demand for rental equipment was modestly higher in the first six months of fiscal 2004 than in the preceding six months, reflecting a pick up in the global economy.  However, rental rates and lease rates remained very competitive.  Overall utilization for the Company's equipment pool, based on acquisition cost, increased from 53.9% at November
30, 2002, to 57.8% at November 30, 2003, which primarily reflects the Company's continued liquidation and write-off of under-
performing assets.  During the same period, monthly rental rates declined by 10.0% and monthly lease rates declined by 7.6%.

We believe that demand for rental electronic equipment should improve if the U.S. economy continues to recover.  Also,
increased defense spending on advanced weapons and intelligence systems should benefit the Company.  Until these events drive revenues higher, the Company will strive to operate the business efficiently at the current activity level.

Results of Operations

Comparison of Three Months Ended November 30, 2003 and 2002

Revenues

Total revenues for the three months ended November 30, 2003
decreased $4.6 million, or 16.0%, to $24.2 million compared to
$28.8 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 12.7%, and a decrease in sales of equipment and other revenues of 25.5%.

Rental and lease revenues in the second quarter of fiscal 2004 were $18.6 million, a 12.7% decline from the same period in the prior year.  This decrease was the result of lower demand in the
Company's major market segments, stemming from the global
economic slowdown, and excess equipment on the market that is available for customers to purchase.  Additionally, DP rental revenue continued to be negatively impacted by eroding purchase prices of new personal computers and competition.  Included in rental and lease revenues in the quarter ended November 30, 2003, is $1.2 million from the reversal of various accounts receivable credits no longer  owed to customers.  There was no significant comparable revenue in second quarter of fiscal 2003.

Sales of equipment and other revenues were $5.5 million in the second quarter of fiscal 2004, a decrease of 25.5% as compared to the second quarter of fiscal 2003.  This decrease reflects lower demand and the Company's smaller rental and lease equipment pool.

Operating Expenses

Depreciation of rental and lease equipment decreased from $11.8 million, or 55.4% of rental and lease revenues, in the second quarter of fiscal 2003, to $7.7 million, or 41.2% of rental and lease revenues, in the second quarter of fiscal 2004.  These declines reflect the Company's continued liquidation and previous write-downs of under-performing assets.

Costs of revenues other than depreciation decreased 24.1% from
$4.6 million in the second quarter of fiscal 2003 to $3.5 million in the second quarter of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 60.2% of equipment sales in the second
quarter of fiscal 2003 to 56.4% of equipment sales in the second quarter of fiscal 2004.  The decrease in this percentage is
largely due to the fact that the equipment sold in  the second quarter of fiscal 2004 was more fully depreciated, reflecting the lower purchases of new equipment in current periods.

Selling, general and administrative expenses decreased $77,000, or 0.8%, in the second quarter of fiscal 2004 as compared to the second quarter of fiscal 2003.  The second quarter of fiscal 2004 includes a $2.3 million accrual related to the retirement of the
Company's President and Chief Operating Officer.  Excluding the
one-time charge, SG&A expenses declined by $2.4 million, or
24.0%, in the second quarter of fiscal 2004 compared to the same period in the prior year.  Excluding the one-time charge, these expenses as a percentage of total revenues decreased from 34.1%
in the second quarter of fiscal 2003 to 30.9% in the second
quarter of fiscal 2004.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the
business, with approximately 53.8% of the reduction relating to personnel costs.  Employees currently total 267, a 27.8% decline from the end of the second quarter of fiscal 2003.

Interest and Investment Income

Net interest and investment income of $412,000 for the second quarter of fiscal 2004 was 25.9% lower than $556,000 recorded in the second quarter of the prior year.  Despite increased
investments in money market instruments and marketable securities in the current period as compared to the prior year, interest and investment income declined because interest rates were lower in the current year.

Income Taxes

The effective tax rate was 27.6% for the second quarter of fiscal
2004 as compared to 38.0% for the same period in the prior year.
After the recent completion of its fiscal 2000 federal tax audit, the Company re-evaluated its accrued liability for income taxes and reduced income tax expense by approximately $400,000 for the second quarter of fiscal 2004.

Comparison of Six Months Ended November 30, 2003 and 2002

Revenues

Total revenues for the six months ended November 30, 2003
decreased $13.0 million, or 21.7%, to $46.9 million compared to
$59.8 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 20.7%, and a decrease in sales of equipment and other revenues of 24.5%.

Rental and lease revenues in the first half of fiscal 2004 were
$35.3 million, a 20.7% decline from the same period in the prior year.  This decrease was the result of lower demand in the
Company's major market segments, stemming from the global
economic slowdown, and excess equipment on the market that is available for customers to purchase.  Additionally, DP rental revenue continued to be negatively impacted by eroding purchase prices of new personal computers and competition.  Included in rental and lease revenues in the six months ended November 30,
2003, is $1.2 million from the reversal of various accounts
receivable credits no longer owed to customers.  There was no significant comparable revenue in first half of fiscal 2003.

Sales of equipment and other revenues were $11.5 million in the first half of fiscal 2004, a decrease of 24.5% as compared to the first half of fiscal 2003.  This decrease reflects lower demand and the Company's smaller rental and lease equipment pool.

Operating Expenses

Depreciation of rental and lease equipment decreased from $23.9 million, or 53.6% of rental and lease revenues, in the first half of fiscal 2003, to $15.7 million, or 44.6% of rental and lease revenues, in the first half of fiscal 2004.  These declines
reflect the Company's continued liquidation and previous write-
downs of under-performing assets.

Costs of revenues other than depreciation decreased 24.1% from
$9.6 million in the first half of fiscal 2003 to $7.3 million in the first half of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 65.8% of equipment sales in the first half of fiscal 2003 to 58.2% of equipment sales in the first half of fiscal 2004. The decrease in this percentage is largely due to the fact that the equipment sold in the second half of fiscal
2004 was more fully depreciated, reflecting the lower purchases of new equipment in current periods.

Selling, general and administrative expenses decreased $2.7
million, or 13.3%, in the first half of fiscal 2004 as compared to the first half of fiscal 2003.  The first six months of fiscal
2004 includes a $2.3 million accrual related to the retirement of the Company's President and Chief Operating Officer.  Excluding
the one-time charge, SG&A expenses declined by $5.0 million, or
24.5%, in the first half of fiscal 2004 compared to the same period in the prior year.  Excluding the one-time charge, these expenses as a percentage of total revenues decreased from 33.8%
in the first half of fiscal 2003 to 32.6% in the first half of fiscal 2004.  The decline in SG&A expenses is the result of
continuous reductions in almost all areas of the business, with approximately 58.3% of the reduction relating to personnel costs.
Employees currently total 267, a 27.8% decline from the end of the second quarter of fiscal 2003.

Interest and Investment Income

Net interest and investment income of $833,000 for the first half of fiscal 2004 was 26.6% lower than $1.1 million recorded in the first half of the prior year.  Despite increased investments in money market instruments and marketable securities in the current period as compared to the prior year, interest and investment income declined because interest rates were lower in the current year.

Income Taxes

The effective tax rate was 33.0% for the first half of fiscal
2004 as compared to 38.0% for the same period in the prior year.
After the recent completion of its 2000 federal tax audit, the
Company re-evaluated its accrued liability for income taxes and reduced income tax expense by approximately $400,000 for the first half of fiscal 2004.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
However, because of the decline in equipment purchases related to the business slowdown over the last four years, the Company has had no bank borrowings since the third quarter of fiscal 2001.
The Company purchases equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  The rental and leasing market for personal computers has declined over the last four years, and the T&M market began declining in the last quarter of fiscal 2001.  However, during the first six months of fiscal 2004 the Company experienced a modest increase in overall rental activity over the previous six month period.
Accordingly, during the first six months of fiscal 2004, the
Company increased purchases of equipment in order to support some areas of potential growth for both T&M and DP equipment, and to keep the Company's equipment pool technologically up-to-date.

On October 9, 2003, the Company announced that its Board of
Directors tentatively approved an extraordinary cash distribution of $4 per share, or approximately $100 million, which is expected to be paid on January 14, 2004, to shareholders of record on
December 16, 2003.  Subject to the effects of that dividend, cash and cash equivalents are likely to continue to accumulate,
however the rate at which cash accumulates compared to the past couple of years could slow down for a few reasons.  If demand for rental and lease equipment continues to pick up, the Company is likely to further increase its equipment purchases to support its rental business.  Additionally, the Company could decide to buy back additional shares of its common stock, finance an
acquisition, or pursue other opportunities. The Company has
invested its cash balance in U.S. government money market funds and other instruments with maturities of less than 90 days.

During fiscal year 2001, the Company's Board of Directors
authorized management to implement a limited stock repurchase program in the amount of 1,500,000 shares.  As of November 30,
2003, the Company had bought back 318,000 common shares for $3.0 million, or $9.37 per share.  The only shares repurchased since fiscal 2001 have been in connection with the stock-for-stock exercise of employee options. Shares acquired are retired.

During the six months ended November 30, 2003 and 2002 net cash provided by operating activities was $18.0 million and $29.9 million, respectively.  The decrease in fiscal 2004 results
primarily from the decline in revenues and operating margins before depreciation and amortization expense, and changes in operating assets and liabilities.

During the six months ended November 30, 2003 net cash used in investing activities was $18.7 million, compared to $2.8 million in the same period of the prior year.  This increase is mostly attributable to the purchase of marketable securities and
increased payments for the purchase of rental and lease
equipment.

During the first six months of fiscal 2004 and 2003 net cash flows from financing increased to $365,000 from $137,000,
respectively, reflecting increased proceeds from the exercise of stock options.

The Company has a $10.0 million revolving line of credit with a bank, subject to certain restrictions, to meet equipment
acquisition needs as well as working capital and general
corporate requirements.  The Company had no borrowings
outstanding at November 30, 2003.

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

Impairment of long-lived assets: When factors indicate an
impairment is present, management reviews the carrying value of its rental and leasing equipment and intangible assets to
determine if the carrying value of the assets may not be
recoverable due to current and forecasted economic conditions.
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

Item 4: Controls And Procedures

(a) Evaluation of disclosure controls and procedures

The Company's management, with the participation of the Company's
Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness the Company's disclosure controls and
procedures as of the end of the period covered by this report.
Based on that evaluation, the Chief Executive Officer and Chief
Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods
specified in the SEC's rules and forms.  A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in the Company's internal control over financial
reporting occurred during the Company's most recent fiscal
quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 9, 2003, the 2003 Annual Meeting of Shareholders
of the Registrant was held.  Proxies pursuant to Regulation 14A were solicited in connection with the meeting.  22,581,721 shares were present in person or by proxy out of a total of 24,824,015 shares issued and outstanding and eligible to vote on the record date.

(b) The meeting involved the election of directors.  The
following directors were elected by the number of affirmative votes set opposite their respective names:

Name                             Number of Votes
----                             ---------------
Gerald D. Barrone                     22,502,025
Nancy Y. Bekavac                      22,502,025
Daniel Greenberg                      22,502,025
Joseph J. Kearns                      22,501,825
S. Lee Kling                          22,502,025
James S. Pignatelli                   22,502,025
William Weitzman                      22,501,999

(c) Other matters submitted to a vote of security holders:  The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant's independent public accountants for the current year.  22,561,965 shares were voted for, 7,236 were voted
against, and 12,520 shares abstained from voting.

(d) On October 17, 2003, the Company filed a Preliminary Proxy
Statement on Schedule 14a to seek shareholder approval for (i) a reverse stock split and (ii) a stock option anti-dilution
provision.  Only shareholders of record at the close of business on November 14, 2003 are entitled to submit consents on the
Proposals.

Item 6.  Exhibits and Reports on Form 8-K

(a)

Exhibit #   Description
---------   -----------
3           Articles of Incorporation (Restated) and bylaws are
            incorporated by reference to Exhibits 1.2 and 6.1,
            respectively, of Registration Statement (Form S-14),
            File No. 2-63532.  A copy of the Restated Articles of
            Incorporation and the Certificate of Amendment of
            Restated Articles of Incorporation filed October 24,
            1988 are incorporated by reference to Exhibit (3) to
            the Annual Report (Form 10-K) for the fiscal year
            ended May 31, 1989.  A copy of the Certificate of
            Amendment of Restated Articles of Incorporation filed
            October 15, 1997 is filed as Exhibit (3) to the
            Annual Report (Form 10-K) for the fiscal year ended
            May 31, 1999.  A copy of the amendment to the bylaws
            adopted October 6, 1994 is incorporated by reference
            to the Annual Report (Form 10-K) for the fiscal year
            ended May 31, 1995.  A copy of the amendment to the
            bylaws adopted November 15, 1996 is incorporated by
            reference to Exhibit (3) of the Annual Report (Form
            10-K) for the fiscal year ended May 31, 1997

10(d)(3)    Letter regarding the retirement of William Weitzman
            is incorporated by reference to Current Report on
            Form 8-K dated October 14, 2003.

11          Statement re computation of per share earnings is
            incorporated by reference to Exhibit 11 of the Annual
            Report (Form 10-K) for the fiscal year ended May 31,
            2003

22          Inside front cover and pages 5-12 and 14-29 of the
            2003 Annual Report are incorporated by reference to
            Exhibit 22 of the Annual Report (Form 10-K) for the
            fiscal year ended May 31, 2003.

31.1        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Executive Officer

31.2        Rule 13a-14(a)/15d-14(a) Certification of Chief
            Financial Officer

32.1        Section 1350 Certification by Principal Executive
            Officer

32.2        Section 1350 Certification by Chief Financial Officer

(b) Current Reports on Form 8-K

(1) The Company furnished to the SEC a Current Report on Form 8-
K, dated as of September 26, 2003, to disclose the issuance of a press release by the Companyreporting the Company's earnings for the first quarter of fiscal 2003

(2) The Company furnished to the SEC a Current Report on Form 8-
K, dated as of October 14, 2003, to disclose the issuance of a press release by the Company reporting (i) that the Board of
Directors had tentatively approved an extraordinary cash
distribution of $4 per share which is expected to be paid on
January 14, 2004, and (ii) the retirement of William Weitzman, the Company's former President and Chief Operating Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  December 19, 2003

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer