Form 10-Q
period 2004-02-29
ELECTRO RENT CORP
filed 2004-03-31
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended February 29, 2004 or

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

Yes       No  X

The number of shares outstanding of the registrant's common stock as of March 16, 2004 was 24,885,267.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        FEBRUARY 29, 2004

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Operations for the        3
Three Months and Nine Months Ended February 29, 2004 and
February 28, 2003 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
February 29, 2004 (Unaudited) and May 31, 2003

Condensed Consolidated Statements of Cash Flows for the        5
Nine Months Ended February 29, 2004 and February 28, 2003
(Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               12
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              20
About Market Risk

Item 4.  Controls and Procedures                              20

Part II: OTHER INFORMATION                                    22

SIGNATURES                                                    24

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Unaudited) (000's omitted except per share data)

                                  Three Months Ended    Nine Months Ended
                                  Feb. 29,  Feb. 28,  Feb. 29,    Feb. 28,
                                   2004       2003       2004       2003
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  16,943  $  18,215  $  52,252  $  62,745
  Sales of equipment
    and other revenues               6,623      6,427     18,172     21,732
                                 ---------- ---------- ---------- ----------
    Total revenues                  23,566     24,642     70,424     84,477
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              7,051     10,861     22,788     34,728
  Costs of revenues other
    than depreciation of
    rental and lease equipment       3,993      4,367     11,245     13,919
  Selling, general and
    administrative expenses          7,453      8,511     25,010     28,758
                                 ---------- ---------- ---------- ----------
    Total operating expenses        18,497     23,739     59,043     77,405
                                 ---------- ---------- ---------- ----------
Operating profit                     5,069        903     11,381      7,072
Interest and investment
  income, net                          283        480      1,116      1,615
                                 ---------- ---------- ---------- ----------
Income before income taxes           5,352      1,383     12,497      8,687

Income taxes                         2,071        526      4,429      3,299
                                 ---------- ---------- ---------- ----------
Net income                       $   3,281  $     857  $   8,068  $   5,388
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.13      $0.04      $0.32      $0.22
  Diluted                            $0.13      $0.04      $0.32      $0.22

Shares used in per
  share calculation:
  Basic                             24,878     24,817     24,858     24,806
  Diluted                           24,977     24,869     24,937     24,852

                                         Page 3

                              See accompanying notes to
                    condensed consolidated financial statements.

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (000's omitted)

                                       ASSETS
                                                      (Unaudited)
                                                      February 29,  May 31,
                                                          2004       2003
                                                       ---------- ----------

Cash and cash equivalents                              $  47,961  $ 151,448
Marketable securities                                     27,000     10,000
Accounts receivable, net of allowance for
   doubtful accounts of $1,105 and $1,106                  9,808      6,874
Rental and lease equipment, net of accumulated
   depreciation of $158,032 and $165,334                  86,413     87,344
Other property, net of accumulated depreciation and
   amortization of $11,336 and $10,997                    15,910     16,409
Other                                                      3,847      5,025
                                                       ---------- ----------
                                                       $ 190,939  $ 277,100
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   8,098  $   6,332
  Accrued expenses                                        14,847     13,248
  Deferred revenue                                         2,132      1,833
  Deferred income taxes                                    2,937      3,179
                                                       ---------- ----------
    Total liabilities                                     28,014     24,592
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            18,860     16,023
  Retained earnings                                      144,065    236,485
                                                       ---------- ----------
    Total shareholders' equity                           162,925    252,508
                                                       ---------- ----------
                                                       $ 190,939  $ 277,100
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                         Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                         Nine Months Ended
                                                        Feb. 29,   Feb. 28,
                                                          2004       2003
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   8,068  $   5,388
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         23,504     35,940
    Provision for losses on accounts receivable              518        802
    Tax benefit for stock options exercised                1,441          0
    Gain on sale of rental and lease equipment            (7,068)    (6,270)
    Deferred income taxes                                   (242)        31
    Change in operating assets and liabilities:
      Accounts receivable                                 (3,452)     4,345
      Other assets                                         1,178        722
      Accounts payable                                      (377)       283
      Accrued expenses                                     1,599       (433)
      Deferred revenue                                       299       (636)
                                                       ---------- ----------
      Net cash provided by operating activities           25,468     40,172
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        16,655     18,470
  Payments for purchase of rental and lease equipment    (29,301)   (18,935)
  Purchases of marketable securities                     (17,000)         0
  Payments for purchase of other property                   (217)      (507)
                                                       ---------- ----------
      Net cash used in investing activities              (29,863)      (972)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   1,467        171
  Payment for repurchase of common stock                  (1,044)         0
  Payment of common stock dividend                       (99,515)         0
                                                       ---------- ----------
      Net cash provided by (used in)
        financing activities                             (99,092)       171
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents    (103,487)    39,371
Cash and cash equivalents at beginning of period         151,448    115,623
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  47,961  $ 154,994
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

Note 1: Basis of Presentation

The interim financial statements included herein have been
prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange
Commission (the "SEC"). The interim financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., and ER
International, Inc. (collectively, the "Company") as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in
financial statements prepared in accordance with accounting
principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the
disclosures are adequate to make the information presented not misleading. These financial statements should be read in
conjunction with the audited financial statements and notes
thereto included in the Company's latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present
fairly the financial position of the Company with respect to the interim financial statements and the results of its operations for the interim period ended February 29, 2004, have been
included. Certain reclassifications have been made to prior
year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2: Stock-Based Compensation

At February 29, 2004, the Company had four stock option plans, which are described more fully in Note 10 in the Company's 2003
Annual Report on Form 10-K. The Company accounts for stock
options using the intrinsic value method under the provisions of
Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based
method, defined in Statement of Financial Accounting Standards
("SFAS") No. 123, Accounting for Stock-Based Compensation, had
been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under
SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated below for the three and nine months periods presented:

                                    Three Months     Nine Months
                                       Ended            Ended
                                  ---------------  ---------------
                                   Feb.     Feb.    Feb.     Feb.
                                    29,      28,     29,      28,
                                   2004     2003    2004     2003
                                  -------  ------- -------  -------
Net income, as reported            $3,281     $857  $8,068   $5,388
Deduct: Total stock-based
  employee compensation expense
  determined under the fair value
  based method for all awards,
  net of related tax effects         (251)    (233)   (751)    (699)
                                  -------  ------- -------  -------
Proforma net income                $3,030     $624  $7,317   $4,689
                                  =======  ======= =======  =======

Basic income per share, as reported $0.13    $0.04   $0.32    $0.22
Proforma basic income per share     $0.12    $0.03   $0.29    $0.19

Diluted income per share,
  as reported                       $0.13    $0.04   $0.32    $0.22
Proforma diluted income per share   $0.12    $0.03   $0.29    $0.19

As described in Note 10 of this Quarterly Report on Form 10-Q, the Company made an extraordinary distribution of $4.00 per
common share on January 14, 2004.  In connection with the
distribution, stock options under the Company's four plans held by employees and directors of the Company that were not exercised prior to the distribution date were re-priced to preserve the economic benefit of the stock options at such time.  The re-
pricing was implemented in accordance with the provisions for an equity restructuring under Financial Accounting Standards Board
("FASB") Interpretation No. ("FIN") 44, "Accounting for Certain
Transactions Involving Stock Compensation -- an Interpretation of
APB Opinion No. 25."  Accordingly, no compensation expense
resulted from the re-pricing of the options.  However, because
FIN 44 limited the re-pricing adjustments, an additional 362,847 options were granted in order to preserve the economic benefit of the stock options.  The exercise price of the re-priced options ranges from $6.22 to $14.71.

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

Note 4: Noncash Investing and Financing Activities

The Company had accounts payable and other accruals related to acquired equipment totaling $8,386 and $6,243 as of February 29,
2004 and May 31, 2003, respectively, and $5,928 and $6,626 as of
February 28, 2003 and May 31, 2002, respectively, which will be paid in the following period.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
The Company's condensed consolidated balance sheets at February
29, 2004 and May 31, 2003 include investment in sales-type leases of $702 and $671, net of deferred interest of $40 and $39, in
"other assets."  Interest income is recognized over the life of the lease using the effective interest method.

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

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                       Balances                 Balances
                         as of                    as of
                        May 31,                 February
                         2003                   29, 2004
                        --------    --------     --------
Severance                  $107      $(107)         $  0
Lease commitments           570       (246)          324
                       --------    --------     --------
                           $677      $(353)         $324
                       ========    ========     ========

Note 7: Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, the Company's operations are treated as one operating segment because discrete financial information is not available for its product groups.

Although the Company has no reportable segments, it has two
groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost, comprised $190,677 of T&M equipment and $53,767 of DP equipment at February 29, 2004, and $194,433 of T&M
equipment and $58,245 of DP equipment at May 31, 2003.

Revenues for these product groups were as follows for the third quarter of fiscal:

                                     T&M        DP      Total
              2004
Rentals and leases                  $12,015    $4,928   $16,943
Sales of equipment and other
  Revenues                            6,155       468     6,623
                                   --------  --------  --------
                                    $18,170    $5,396   $23,566
                                   ========  ========  ========
              2003
Rentals and leases                  $12,201    $6,014   $18,215
Sales of equipment and other
  Revenues                            4,945     1,482     6,427
                                   --------  --------  --------
                                    $17,146    $7,496   $24,642
                                   ========  ========  ========

Revenues for these product groups were as follows for the first nine months of fiscal:

                                     T&M        DP      Total
              2004
Rentals and leases                  $36,887   $15,365   $52,252
Sales of equipment and other
  Revenues                           16,475     1,697    18,172
                                   --------  --------  --------
                                    $53,362   $17,062   $70,424
                                   ========  ========  ========
              2003
Rentals and leases                  $40,204   $22,541  $ 62,745
Sales of equipment and other
  Revenues                           18,122     3,610    21,732
                                   --------  --------  --------
                                    $58,326   $26,151   $84,477
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first nine months of fiscal 2004 and 2003.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three months and nine months ended February 29, 2004 and February 28, 2003:

                                 Three Months   Nine Months
                                    Ended          Ended
                                 ------------   ------------
                                 Feb.   Feb.    Feb.    Feb.
                                 29,     28,    29,     28,
                                 2004   2003    2004    2003
                                ------  ------ ------  ------
Denominator:
  Denominator for basic earnings
    per share-weighted average
    common shares outstanding   24,878  24,817 24,858  24,806
  Effect of dilutive-options        99      52     79      46
                                ------  ------ ------  ------
                                24,977  24,869 24,937  24,852
                                ======  ====== ======  ======
Net income                      $3,281    $857 $8,068  $5,388
Earnings per share:
  Basic                          $0.13   $0.04  $0.32   $0.22
  Diluted                        $0.13   $0.04  $0.32   $0.22

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
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the
Company may be required to record either more or less litigation expense. It is management's opinion that none of the open matters at February 29, 2004 will have a material adverse effect on the
Company's financial condition or operations.

Note 10:  Extraordinary Distribution

On January 14, 2004, the Company paid an extraordinary
distribution of $4.00 per outstanding common share, which totaled
$99,515.  The record date for the extraordinary distribution was
December 16, 2003, and the ex-dividend date was January 15, 2004.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of February 29, 2004 and the results of operations for the three and nine month periods ended February 29, 2004 and
February 28, 2003.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2003 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  In the third quarter of fiscal 2004, 70.9% of rental and lease revenues was derived from T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume.  Rental revenues comprised 75.7% of rental and lease revenue, which percentage has been increasing over the last four years due to a significant decline in personal computer leasing activity.  The sale of used equipment at the end of its rental and lease life represents a significant portion of revenues.  The gain on sale of used equipment increased from $6.3 million for the first nine months of fiscal 2003 to $7.1 million for the same period in fiscal 2004.  The Company's customers are primarily large and mid-sized corporations in various market segments.  The
Company's major market segments include telecommunications,
aerospace and defense, manufacturing and consulting.

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

After four years of steady declines, demand for rental equipment has gradually increased during the first nine months of fiscal
2004, reflecting what we believe to be a slight pick up in the global economy.  The amount of equipment on rent, based on
acquisition cost, increased from $93.8 million at February 28,
2003, to $102.1 million at February 29, 2004.  However, rental rates and lease rates remained very competitive, and DP leasing activity continued to decline.  Overall utilization for the
Company's equipment pool, based on acquisition cost, increased from 52.9% at February 28, 2003, to 60.6% at February 29, 2004,
which reflects increasing demand and the Company's continued
liquidation and write-off of under-performing assets.  During the same period, monthly rental rates declined by 3.4% and monthly lease rates declined by 3.1%.

We believe that demand for rental electronic equipment should further improve if the U.S. economy continues to recover.  Also, increased defense spending on advanced weapons and intelligence systems should benefit the Company.  Until demand improves
further, the Company will strive to operate the business
efficiently at the current activity level.

The following table shows the revenue and income trends over the last five quarters:

                                  Three Months Ended
                                 -------------------
                         Feb.    Nov.    Aug.    May     Feb.
                         29,     30,     31,     31,     28,
                         2004    2003    2003    2003    2003
                                 (1)             (2)
                        ------  ------  ------  ------  ------
Rentals and leases     $16,943 $18,628 $16,681 $17,922 $18,215

Sales of equipment and
  other reveneus         6,623   5,533   6,016   6,397   6,427
Net income (loss)        3,281   2,662   2,126 (20,374)    857
Net income before write-
  off of goodwill        3,281   2,662   2,126   3,599     857

(1)  For the three months ended November 30, 2003, rentals and leases included $1,200 from the reversal of various customer credits; selling, general and administrative expenses included a
$2,300 accrual related to the retirement of the Company's
president; and income taxes were reduced by $400 due to a change in estimated liability.

(2)  The three months ended May 31, 2003 included a non-cash charge of $37,135 for the write-off of the goodwill primarily associated with the acquisition of the rental business from GE
Capital in November 1997, and $2,000 in other pre-tax income received from the settlement of litigation.

Results of Operations

Comparison of Three Months Ended February 29, 2004 and February
28, 2003

Revenues

Total revenues for the three months ended February 29, 2004
decreased $1.1 million, or 4.4%, to $23.6 million, compared to
$24.6 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 7.0%, and an increase in sales of equipment and other revenues of 3.0%.

Rental and lease revenues in the third quarter of fiscal 2004 were $16.9 million, a 7.0% decline from the same period in the prior year.  This decrease was the result of lower demand in the
Company's major market segments, stemming from the global
economic slowdown over the last year, and the excess supply of equipment available for customers to purchase.  Additionally, DP rental revenue continued to be negatively impacted by eroding purchase prices of new personal computers and by competition.  As a result of the stabilization of revenues over the last three quarters, however, there is less of a year on year decline than in recent quarters.

Sales of equipment and other revenues were $6.6 million in the third quarter of fiscal 2004, an increase of 3.0% as compared to the third quarter of fiscal 2003.  This increase primarily
reflects relatively large sales of leased equipment to one
leasing customer, partially offset by lower demand and the
Company's smaller rental and lease equipment pool.

Operating Expenses

Depreciation of rental and lease equipment decreased from $10.9 million, or 59.6% of rental and lease revenues, in the third quarter of fiscal 2003, to $7.1 million, or 41.6% of rental and lease revenues, in the third quarter of fiscal 2004.  These
declines reflect the Company's continued liquidation and previous write-downs of under-performing assets.

Costs of revenues other than depreciation decreased 8.5% from
$4.4 million in the third quarter of fiscal 2003 to $4.0 million in the third quarter of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 66.7% of equipment sales in the third
quarter of fiscal 2003 to 56.6% of equipment sales in the third quarter of fiscal 2004.  The decrease in this percentage is
largely due to the fact that the equipment sold in the third quarter of fiscal 2004 was more fully depreciated, and was
purchased more often by customers already leasing the equipment, which typically results in higher margins.

Selling, general and administrative expenses decreased $1.0
million, or 12.4%, to $7.5 million in the third quarter of fiscal
2004 as compared to $8.5 million in the third quarter of fiscal
2003.  These expenses as a percentage of total revenues decreased from 34.5% in the third quarter of fiscal 2003 to 31.6% in the third quarter of fiscal 2004.  The decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with approximately 63.1% of the reduction relating to a decline in personnel costs.  The Company's employees currently total 254, a 23.2% decline from the end of the third quarter of fiscal 2003.

Interest and Investment Income

Net interest and investment income of $283,000 for the third quarter of fiscal 2004 was 41.0% lower than $480,000 recorded in the third quarter of the prior year, mainly as a result of
decreased investments due to an extraordinary distribution paid to common shareholders on January 14, 2004.  In addition,
interest rates were lower in the current quarter.

Income Taxes

The effective tax rate increased slightly to 38.7% in the third quarter of fiscal 2004, as compared to 38.0% for the same period in the prior year.

Comparison of Nine Months Ended February 29, 2004 and February
28, 2003

Revenues

Total revenues for the nine months ended February 29, 2004
decreased $14.1 million, or 16.7%, to $70.4 million compared to
$84.5 million in the same period in the prior year.  The decline in total revenues was due to a decrease in rental and lease
revenues of 16.7%, and a decrease in sales of equipment and other revenues of 16.4%.

Rental and lease revenues in the first nine months of fiscal 2004 were $52.3 million, a 16.7% decline from the same period in the prior year.  This decrease was the result of lower demand in the
Company's major market segments, stemming from the global
economic slowdown over the last year, and excess supply of
equipment on the market available for customers to purchase.
Additionally, DP rental revenue continued to be negatively
impacted by eroding purchase prices of new personal computers and by competition.  Included in rental and lease revenues for the nine months ended February 29, 2004, is $1.2 million from the reversal of various accounts receivable credits no longer owed to customers.  There was no significant comparable revenue in first nine months of fiscal 2003.

Sales of equipment and other revenues were $18.2 million in the first nine months of fiscal 2004, a decrease of 16.4% as compared to the first nine months of fiscal 2003.  This decrease reflects lower demand and the Company's smaller rental and lease equipment pool.

Operating Expenses

Depreciation of rental and lease equipment decreased from $34.7 million, or 55.3% of rental and lease revenues, in the first nine months of fiscal 2003, to $22.8 million, or 43.6% of rental and lease revenues, in the first nine months of fiscal 2004.  These declines reflect the Company's continued liquidation and previous write-downs of under-performing assets.

Costs of revenues other than depreciation decreased 19.2% from
$13.9 million in the first nine months of fiscal 2003 to $11.2 million in the first nine months of fiscal 2004.  Costs of
revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 66.1% of equipment sales in the first nine months of fiscal 2003 to 57.6% of equipment sales in the first nine months of fiscal 2004.  The decrease in this percentage is largely due to the fact that the equipment sold in the first three quarters of fiscal 2004 was more fully
depreciated, and resulted more often from sales of leased
equipment to leasing customers, which typically results in higher margins.

Selling, general and administrative expenses decreased $3.7
million, or 13.0% to $25.0 million, in the first nine months of fiscal 2004 as compared to $28.8 million in the first nine months of fiscal 2003.  The first nine months of fiscal 2004 includes a
$2.3 million accrual related to the retirement of the Company's
President.  Excluding the one-time charge, SG&A expenses declined by $6.0 million, or 21.0%, in the first nine months of fiscal
2004 compared to the same period in the prior year.  Excluding the one-time charge, these expenses as a percentage of total revenues decreased from 34.0% in the first nine months of fiscal
2003 to 32.3% in the first nine months of fiscal 2004.  The
decline in SG&A expenses is the result of continuous reductions in almost all areas of the business, with approximately 59.1% of the reduction relating to reduced personnel costs.

Interest and Investment Income

Net interest and investment income of $1.1 million for the first nine months of fiscal 2004 was 30.9% lower than $1.6 million recorded in the first nine months of the prior year, mainly as a result of decreased investments due to the extraordinary
distribution paid to common shareholders on January 14, 2004.  In addition, interest rates were lower in the current year.

Income Taxes

The effective tax rate was 35.4% for the first nine months of fiscal 2004 as compared to 38.0% for the same period in the prior year.  This rate reduction is due to the completion of the
Company's 2000 federal tax audit.  As a result, the Company re-
evaluated its accrued liability for income taxes and reduced income tax expense by approximately $400,000 for the second
quarter of fiscal 2004.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
The Company generally purchases equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  However, the rental and leasing market for personal computers and T&M equipment has declined over the last three to four years, and, accordingly, the Company's equipment purchases also had declined.  During the first nine months of fiscal 2004 the Company experienced a modest increase in overall rental
activity, although rental rates continue to be depressed.  To support some areas of potential growth for both T&M and DP
equipment, and to keep the Company's equipment pool
technologically up-to-date the Company increased purchases of equipment in the first nine months of fiscal 2004 over the
previous nine month period.  The Company has had no bank
borrowings since the third quarter of fiscal 2001.

On January 14, 2004, the Company paid an extraordinary cash
distribution of $4 per share, or approximately $99.5 million to its shareholders of record on December 16, 2003.  Subject to the effects of that distribution, cash and cash equivalents are
likely to continue to accumulate, however, the rate at which cash accumulates compared to the past couple of years could slow down as a result of two primary reasons.  First, if demand for rental and lease equipment continues to pick up, the Company is likely to further increase its equipment purchases to support its rental business.  Second, the Company could decide to buy back
additional shares of its common stock under the Company's stock repurchase program, finance an acquisition, or pursue other
opportunities.  The Company has invested its cash balance in U.S.
government money market funds and other instruments with
maturities of less than 90 days.

During the first nine months of fiscal 2004 and 2003 net cash provided by operating activities was $25.5 million and $40.2 million, respectively.  The decrease in fiscal 2004 results
primarily from the decline in revenues and operating margins before depreciation and amortization expense, and changes in operating assets and liabilities.

During the nine months ended February 29, 2004 net cash used in investing activities was $29.9 million, compared to $1.0 million in the same period of the prior year.  This increase is mostly attributable to the purchase of marketable securities and
increased payments for the purchase of rental and lease
equipment.

During the first nine months of fiscal 2003 net cash flows
provided by financing activities were $171,000 compared to $99.1 million used in financing activities for the same period in
fiscal 2004.  This primarily reflects the payment of the
extraordinary distribution discussed above.

The Company has a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and
general corporate requirements.  The Company had no borrowings outstanding at February 29, 2004.

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

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  All plans, projections, and future estimates are forward-looking statements, which in some, but not all, cases, are identified by words such as "anticipate,"
"believes," "expects," "intends," "future," and other similar expressions.  Forward-looking statements are subject to certain risks and uncertainties, not all of which are disclosed in this
Form 10-Q.  Although the Company believes its management's
assumptions are reasonable, it is likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to these
differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled
"Management's Discussion and Analysis of Financial Condition and
Results of Operations," and in "Quantitative and Qualitative
Disclosure About Market Risk Related to Interest Rates and
Foreign Currency Exchange Rates," as well as in the Company's
Annual Report on Form 10-K for the year ended May 31, 2003
including the "Risk Factors" attached as Exhibit 99 to that
document, the Company's Proxy Statement for its 2003 Annual
Meeting of Shareholders and the Company's other filings with the
Securities and Exchange Commission.  Should one or more of the risks discussed in any of those documents, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the Company's actual results may vary materially from those anticipated, estimated, expected or projected.  In light of the risks and uncertainties, there can be no assurance that any forward-looking information will in fact prove to be correct.  We do not undertake any obligation to
update forward-looking statements.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

On December 1, 2003, the Company filed a Proxy Statement on
Schedule 14a to seek shareholder approval for (i) a reverse stock split and (ii) a stock option anti-dilution provision.  Only shareholders of record at the close of business on November 14,
2003 were entitled to submit consents on the Proposals.

The first measure was approved by the shareholders by a vote of
19,844,484 for and 323,043 against.  The second measure was also approved by the shareholders by a vote of 15,570,314 for and
4,597,213 against.

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
            Financial Officer

32.1        Section 1350 Certification by Principal Executive
            Officer

32.2        Section 1350 Certification by Chief Financial Officer

(b) Current Reports on Form 8-K

The Company furnished to the SEC a Current Report on Form 8-K, dated as of December 19, 2003, to disclose the issuance of a press release by the Company reporting the Company's earnings for the second quarter of fiscal 2004.
SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  March 25, 2004

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer