Form 10-K
period 2004-05-31
ELECTRO RENT CORP
filed 2004-08-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-K

(Mark One)
[X]	ANNUAL REPORT
PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No  [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes [X] No [   ].

The aggregate market value of the registrant’s Voting Stock, held by non-affiliates of the registrant, as of July 30, 2004, was $20,886,633.

Number of shares of Common Stock outstanding as of July 30, 2004: 24,901,373 shares.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Inside front cover and pages 5-12 and 14-30 of the Annual Report to Security Holders for the fiscal year ended May 31, 2004 (the “2004 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 14, 2004 (the “2004 Proxy Statement”).

CROSS REFERENCE SHEET

Showing Location in 2004 Annual Report
and 2004 Proxy Statement of Information
Required by Items of Form 10-K

Caption and Reference
	Form 10-K Item	in 2004 Annual Report
	Number and Caption	or 2004 Proxy Statement
PART II
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 30
6.	Selected Financial Data	Annual Report inside front cover
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 5-12
8.	Financial Statements and Supplementary Data	Annual Report pages 14-29
PART III
10.	Directors and Executive Officers of the Registrant	Proxy Statement pages 4-5
11.	Executive Compensation	Proxy Statement pages 10-18
12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3-4
13.	Certain Relationships and Related Transactions	Proxy Statement page 10

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

     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment. About 81% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio comprises personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our test and measurement equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our test and measurement equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2004. No significant portion of our revenues is currently derived from direct United States Government contracts.

     The profitability of our business also depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices which we feel we can make a profit from a combination of renting and/or selling them. At times, we may acquire equipment which we do not intend to rent, because we think it can be more profitably sold. The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of revenues and operating profit. To maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment’s historical and projected lifecycle. In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment. In our analysis, we assume depreciation and impairment of equipment based on historical levels, although historical trends are not necessarily indicative of future trends. Our overall equipment management is complex and our product strategy can change during a product’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment pool decisions are based on the following fundamentals:

•	The acquisition cost for Electro Rent;

•	Our estimates of current and future market demand for rentals;

•	Our estimates of current and future supply of product;

•	The book value of the product after depreciation and other impairment;

•	Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

•	Our estimates of the potential current and future sale prices.

     If we are unable to accurately predict market trends, or if demand for the equipment we supply declines, we can be left with large lots of equipment that we are unable to rent or sell for a profit. The Company assesses the carrying value of its equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and the Company was able to sell equipment that we had previously written down or that was older and more fully depreciated. Due in part to these events, the Company experienced greater than normal gross margins on equipment sales in fiscal 2004. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal historical levels as older and previously impaired equipment constitute a smaller percentage of sales.

     Although we improved profitability with each successive quarter in fiscal 2004, organic growth was modest, consistent with the economic environment. In March 2004, we acquired certain contracts of a quick-ship services business from a unit of CIT Group Inc. This acquisition is designed to supplement our growth and provide us an entry into the disaster recovery business. Focused, prudent growth continues to be a primary goal for fiscal 2005 and we intend to continue to evaluate growth and acquisition opportunities as they arise.

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

     We continually develop new relationships with suppliers as well as maintain current relationships with our suppliers to maintain our ability to fill quickly customer orders for equipment with typically long lead-times. We believe that our relationships with our major suppliers are good. Because of the volume of our purchases and the nature of our relationships, often we are considered part of their distribution strategy.

     At May 31, 2004, Electro Rent employed approximately 256 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.

Item 2. Properties.

     Electro Rent’s corporate headquarters and Los Angeles sales office are located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 30,800 square feet are currently leased to other subtenants. These subtenant arrangements provide for all of the subleased property to be available for our future needs. An additional 10,000 square feet in the building are available for leasing.

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

     As of May 31, 2004 Electro Rent had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Detroit, Houston, Los Angeles, New York/Newark, San Francisco, Toronto and Washington/Baltimore.

     Electro Rent’s facilities aggregate approximately 341,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to three years for aggregate annual rentals of approximately $1,331,000 in fiscal 2004. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.

     Electro Rent’s Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2004, as quoted on NASDAQ, shareholder information and dividend information are set forth on page 30 of the 2004 Annual Report and are incorporated herein by reference.

     None of our preferred shares are issued or outstanding.

Item 6. Selected Financial Data.

     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of the 2004 Annual Report, is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     Information appearing under the above caption on pages 5 to 12 of the 2004 Annual Report is hereby incorporated by reference.

Item 7A. Quantitative and Qualitative Disclosures About Market Risks.

     The information appearing in the Risk Factors, filed with this 10-K as Exhibit 99(A), is hereby incorporated by reference.

Item 8. Financial Statements and Supplementary Data.

     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP appearing on pages 14 to 29 of the 2004 Annual Report are hereby incorporated by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable

Item 9A. Controls and Procedures.

     We maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     We announced that we overstated current income taxes payable by $1.5 million during the year ended May 31, 2001. As a result, retained earnings and income taxes payable as of June 1, 2001, have been restated to decrease current income taxes payable at that date by $1.5 million, to $3.4 million. Retained earnings and income taxes payable at May 31, 2003 were modified accordingly. For a detailed description of the restatement see our Annual Report incorporated in Form 10-K for the year ended May 31, 2004. Our independent auditors, in connection with their audit of our 2004 financial statements, have noted certain matters involving our internal control and its operation as they related to the improper recording of current income taxes payable in the periods affected by the restatements that they consider to be a reportable condition under standards of the Public Company Accounting Oversight Board and have advised us that, in their judgment, the reportable condition constitutes a material weakness under such standards.

     We have instituted changes to our internal control to provide greater assurance that we have mitigated the control deficiencies that resulted in the restatement of our financial statements. Such changes include changes in our operating and accounting procedures to, among other things, provide more detailed reviews of estimation procedures for income taxes payable. We believe that the changes we have undertaken to address the factors that gave rise to the restatements constitute an appropriate response to the reportable condition discussed above.

     As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. In making this evaluation, we considered matters relating to the restatement of our consolidated financial statements for fiscal 2002 and 2003, including the material weakness in our internal control over financial reporting. Our management, including our Chief Executive Officer and our Chief Financial Officer, believe that certain of the errors giving rise to restatement adjustments occurred because our control processes and procedures related to the matters underlying such adjustments were not effective during the period in which the error occurred. Our evaluation considered, among other things, the substantial process that was undertaken to ensure that all material adjustments necessary to correct the previously issued financial statements were recorded as part of the restatements, as well as the actions described above to enhance our internal control over financial reporting and our disclosure controls and procedures.

     Based upon the evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer concluded that, except as described above, our disclosure controls and procedures were effective at the reasonable assurance level as of the end of such period.

     Except as described above, there have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     Information appearing in the 2004 Proxy Statement under the captions Election of Directors (pages 4 and 5), Executive Officers (page 5), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 10), and Transactions With Management (page 10), is hereby incorporated by reference.

Item 11. Executive Compensation.

     Information appearing in the 2004 Proxy Statement under the caption Executive Compensation (pages 10 to 18) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Information concerning the ownership of Electro Rent’s securities by its principal holders and its management is set forth in the 2004 Proxy Statement (pages 3 and 4), and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     Information appearing in the 2004 Proxy Statement under the caption Transactions With Management (page 10) is hereby incorporated by reference.

Item 14. Principal Accountant Fees and Services.

     Information appearing in the 2004 Proxy Statement under the caption Proposal 2 – Approval of Selection of Independent Auditors (page 20) is hereby incorporated by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following financial statements covered by the Consent of the Independent Registered Public Accounting Firm are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2004 Annual Report.

		2004 Annual
		Report
	Item	Page Number
1.	Financial Statements
	Consolidated Statements of Income for each of the three years in the period ended May 31, 2004	14
	Consolidated Balance Sheets at May 31, 2004 and 2003	15
	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2004	16
	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2004	17
	Notes to Consolidated Financial Statements	18-28
	Report of Independent Registered Public Accounting Firm	29
2.	Financial Statement Schedules	24
3.	Exhibits

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

(b) Reports on Form 8-K.

     During the last quarter of the period covered by this Annual Report on Form 10-K, the Registrant filed Current Reports on Form 8-K on March 10, 2004 and March 26, 2004.

(c) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

Exhibit Index
(* Indicates compensation plan, contract or arrangement)

Exhibit
Number	Document Description
(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated

Exhibit
Number	Document Description
September 1, 1994.*

(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992), and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2003.*

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

(10)(D)(3)	Letter setting forth terms of retirement of William Weitzman, President and Chief Operating Officer, a copy of which is incorporated by reference to Exhibit 10(D)(3) of the Registrant’s Current Report on Form 8-K for events occurring October 9, 2003.

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Option) are incorporated by reference to Exhibits (10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of Amendment Number One To Electro Rent Corporation 1990 Stock Option Plan adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of Amendment Number Two To Electro Rent Corporation 1990 Stock Option Plan adopted April 11, 1995 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995.*

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-

Exhibit
Number	Document Description
K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.

(11)	Statement re computation of per share earnings is incorporated by reference to the 2004 Annual Report, page 24.

(13)	2004 Annual Report. Only those portions of the 2004 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.

• Genstar Rental Electronics, Inc., a Canadian corporation • ER International, Inc., a Delaware corporation

(22)	Inside front cover and pages 5-12 and 14-29 of the 2004 Annual Report are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

(23)(A)	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

(31)(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31)(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)(A)	Section 1350 Certification by Principal Executive Officer

(32)(B)	Section 1350 Certification by Chief Financial Officer

(99)(A)	Risk Factors

(d) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2004 Annual Report by Rule 14 a 3(b) (1):

None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules and Reports on Form 8-K) of this Form 10-K.

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 13, 2004.	By	/s/ Daniel Greenberg

Daniel Greenberg
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 13, 2004

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer	August 13, 2004

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 13, 2004

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 13, 2004

/s/ Karen J. Curtin Karen J. Curtin	Director	August 13, 2004

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 13, 2004

/s/ S. Lee Kling S. Lee Kling	Director	August 13, 2004

/s/James S. Pignatelli James S. Pignatelli	Director	August 13, 2004

Signature Page