Form 10-Q
period 2004-08-31
ELECTRO RENT CORP
filed 2004-09-16
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2004 or

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

Yes  X   No

The number of shares outstanding of the registrant's common stock as of September 3, 2004 was 24,905,959.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                         AUGUST 31, 2004

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months Ended August 31, 2004 and 2003 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
August 31, 2004 and May 31, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Three Months Ended August 31, 2004 and 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               12
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              20
About Market Risk

Item 4.  Controls and Procedures                              20

Part II: OTHER INFORMATION                                    21

SIGNATURES                                                    22

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted except per share data)

                                                        Three Months Ended
                                                            August 31,
                                                         2004       2003
                                                       ---------- ----------

Revenues:
  Rentals and leases                                   $  19,608  $  16,681
  Sales of equipment
    and other revenues                                     6,011      6,016
                                                       ---------- ----------
    Total revenues                                        25,619     22,697
                                                       ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment                                    8,025      8,061
  Costs of revenues other
    than depreciation of
    rental and lease equipment                             3,160      3,765
  Selling, general and
    administrative expenses                                7,385      7,824
                                                       ---------- ----------
    Total operating expenses                              18,570     19,650
                                                       ---------- ----------
Operating profit                                           7,049      3,047
Interest and investment
  income, net                                                258        421
Income from litigation
  settlement                                               1,758          0
                                                       ---------- ----------
Income before income taxes                                 9,065      3,468

Income taxes                                               3,438      1,342
                                                       ---------- ----------
Net income                                             $   5,627  $   2,126
                                                       ========== ==========
Earnings per share:
  Basic                                                    $0.23      $0.09
  Diluted                                                  $0.22      $0.09

Shares used in per
  share calculation:
  Basic                                                   24,900     24,823
  Diluted                                                 25,102     24,864

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)(000's omitted)

                                       ASSETS

                                                       August 31,   May 31,
                                                          2004       2004
                                                       ---------- ----------

Cash and cash equivalents                              $  17,526  $  29,692
Marketable securities                                     58,550     52,475
Accounts receivable, net of allowance for
   doubtful accounts of $1,124 and $1,157                  9,950      8,095
Rental and lease equipment, net of accumulated
   depreciation of $141,712 and $143,403                 107,033     96,346
Other property, net of accumulated depreciation and
   amortization of $11,756 and $11,547                    15,884     16,084
Other                                                      3,624      3,675
                                                       ---------- ----------
                                                       $ 212,567  $ 206,367
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $  16,107  $  16,560
  Accrued expenses                                        11,674     11,000
  Deferred revenue                                         2,685      2,197
  Deferred tax liability                                   7,822      7,994
                                                       ---------- ----------
    Total liabilities                                     38,288     37,751
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            19,538     19,502
  Retained earnings                                      154,741    149,114
                                                       ---------- ----------
    Total shareholders' equity                           174,279    168,616
                                                       ---------- ----------
                                                       $ 212,567  $ 206,367
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                        Three Months Ended
                                                             August 31,
                                                          2004       2003
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   5,627  $   2,126
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          8,246      8,316
    Provision for losses on accounts receivable                3        199
    Gain on sale of rental and lease equipment            (2,455)    (2,167)
    Deferred tax liability                                  (172)       (67)
    Change in operating assets and liabilities:
      Accounts receivable                                 (1,858)      (490)
      Other assets                                            39        877
      Accounts payable                                      (858)       (50)
      Accrued expenses                                       674        453
      Deferred revenue                                       488        161
                                                       ---------- ----------
      Net cash provided by operating activities            9,734      9,358
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment         4,968      5,392
  Payments for purchase of rental and lease equipment    (20,818)    (7,775)
  Purchases of marketable securities                      (6,075)   (10,000)
  Payments for purchase of other property                    (11)       (72)
                                                       ---------- ----------
      Net cash used in investing activities              (21,936)   (12,455)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                      36         33
                                                       ---------- ----------
      Net cash provided by financing
        activities                                            36         33
                                                       ---------- ----------
Net decrease in cash and cash equivalents                (12,166)    (3,064)
Cash and cash equivalents at beginning of period          29,692    151,448
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  17,526  $ 148,384
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

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC"). The condensed consolidated
financial statements include the accounts of Electro Rent
Corporation and its wholly owned subsidiaries, Genstar Rental
Electronics, Inc., and ER International, Inc. (collectively, the
"Company") as consolidated with the elimination of all
intercompany transactions. Certain information and footnote
disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the
information presented not misleading. These condensed
consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the condensed
consolidated financial statements and the results of its
operations for the interim period ended August 31, 2004, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

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

Note 2: Stock-Based Compensation

At August 31, 2004, the Company had four stock option plans, which are described more fully in Note 11 in the Company's 2004
Annual Report on Form 10-K. The Company accounts for stock
options using the intrinsic value method under the provisions of
Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based
method, defined in Statement of Financial Accounting Standards
("SFAS") No. 123 (as amended by SFAS No. 148), "Accounting for
Stock-Based Compensation", had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated
below for the three month periods presented:

                                          Three Months Ended
                                           ----------------
                                          Aug. 31,  Aug. 31,
                                            2004      2003
                                          -------    -------
Net income, as reported                    $5,627     $2,126
Deduct: Total stock-based employee
  compensation expense determined
  under the fair value based method
  for all awards, net of related tax
  effects                                    (280)      (247)
                                          -------    -------
Proforma net income                        $5,347     $1,879
                                          =======    =======
Earnings per share:
  Basic, as reported                        $0.23      $0.09
  Basic - pro forma                         $0.21      $0.08

  Diluted, as reported                      $0.22      $0.09
  Diluted - pro forma                       $0.21      $0.08

The fair value of these options was estimated at grant date using a Black-Scholes option pricing model with the following weighted-
average assumptions:

                                         Three Months Ended
                                          ----------------
                                         Aug. 31,  Aug. 31,
                                           2004      2003
                                          -------    -------
Average risk-free interest rate              3.7%       2.3%
Expected dividend yield                         0          0
Expected volatility                          52.7       45.9
Expected life                                 4.9        5.0

As described in Note 10 of this Quarterly Report on Form 10-Q, on
January 14, 2004 the Company paid a $99.5 million special
distribution to shareholders. As a result, the Board approved an adjustment to the exercise price of all of our outstanding
options to take effect on the close of business on January 14,
2004. Consequently, 964,315 stock options with an average
exercise price of $11.95 were adjusted to 1,327,237 stock options with an average exercise price of $8.48. In accordance with FIN
44, "Accounting for Certain Transactions involving Stock
Compensation an interpretation of APB Opinion No. 25," there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential
dilution to shareholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change and the ratio of the exercise price per share to the
market value per share was not reduced.

Note 3: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed when factors indicating an impairment are present.  The
Company recognizes impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.  There were no
impairment losses recorded during the three months ended August
31, 2004 and 2003.

Note 4: Noncash Investing and Financing Activities

The Company had accounts payable and other accruals related to acquired equipment totaling $14,298 and $14,703 as of August 31,
2004 and May 31, 2004, respectively, and $8,760 and $6,243 as of
August 31, 2003 and May 31, 2003, respectively, which will be paid in the following period.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments
receivable and the net investment included in other assets for such leases are as follows at:

                                               August      May
                                                 31,       31,
                                                2004      2004
                                               ------    ------
Gross minimum lease payments receivable        $ 748     $ 894
Less - unearned interest                         (39)      (53)
                                               ------    ------
Net investment in sales-type lease             $ 709     $ 841
receivables                                    ------    ------

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

     Closing of the Duluth, Georgia, warehouse. Property and
     equipment that was disposed of or removed from operations
     resulted in a charge of $31 and consisted primarily of
     leasehold improvements, equipment and furniture and
     fixtures. In addition, we incurred a charge of $570
     associated with the lease related to the closed facility,
     which represents the fair value of the liability determined based on the remaining lease rentals, reduced by estimated sublease rentals. Amounts accrued (net of estimated sublease proceeds) related to the facility closure will be paid over the remaining lease term through May 2005.

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                       Balances                 Balances
                         as of                    as of
                        May 31,                 August 31,
                         2004                     2004
                       --------    --------     --------
Lease commitments           261        (65)          196
                       --------    --------     --------
                           $261       $(65)         $196
                       ========    ========     ========

Note 7: Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, the Company's operations are treated as one operating segment.

Although the Company has only one reportable segment, it has two groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost, comprised $201,285 of T&M equipment and $47,460 of DP equipment at August 31, 2004, and $193,029 of T&M equipment and $46,720 of DP equipment at May 31, 2004.

Revenues for these product groups were as follows for the first quarter of fiscal:

                                     T&M        DP      Total
              2004
Rentals and leases                  $14,762    $4,846   $19,608
Sales of equipment and other
  Revenues                            5,714       297     6,011
                                   --------  --------  --------
                                    $20,476    $5,143   $25,619
                                   ========  ========  ========
              2003
Rentals and leases                  $11,618    $5,063   $16,681
Sales of equipment and other
  Revenues                            5,284       732     6,016
                                   --------  --------  --------
                                    $16,902    $5,795   $22,697
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first three months of fiscal 2004 and 2003.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three months ended
August 31, 2004 and 2003:

                                         2004      2003
                                        ------    ------
Denominator:
  Denominator for basic earnings
    per share-weighted average
    common shares outstanding           24,900    24,823
  Effect of dilutive securities-
    options                                202        41
                                        ------    ------
                                        25,102    24,864
                                        ======    ======
Net income                              $5,627    $2,126
Earnings per share:
  Basic                                  $0.23     $0.09
  Diluted                                $0.22     $0.09

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
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the
Company may be required to record either more or less litigation expense. It is management's opinion that none of the open matters at August 31, 2004 will have a material adverse effect on the
Company's financial condition or results of operations.

Note 10:  Extraordinary Distribution

On January 14, 2004, the Company paid an extraordinary
distribution of $4.00 per outstanding common share, which totaled
$99.5 million.  The record date for the extraordinary
distribution was December 16, 2003, and the ex-dividend date was
January 15, 2004.

Note 11:  Income From Litigation Settlement

On June 12, 2004, when all contingencies expired, the Company recognized as other income $1,758 related to funds received from a class action lawsuit.  The Company, as a purchaser of certain products under warranty, participated as a member of the
plaintiff class.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of August 31, 2004 and the results of operations for the three month period ended August 31, 2004.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in the Company's 2004 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  In the first quarter of fiscal 2005, 75.3% of rental and lease revenues was derived from T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume.  Rental revenues comprised 77.2% of rental and lease revenue, which percentage has been increasing over the last four years due to a significant decline in personal computer leasing activity.

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

The profitability of our business also depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices that we feel we can make a profit from a
combination of renting and/or selling them. At times, we may acquire equipment that we do not intend to rent, because we think it can be more profitably sold. The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of revenues and operating profit. To maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment's historical and projected life cycle. In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product's immediate sale and replacement with new or other equipment. In our analysis, we assume depreciation and impairment of equipment based on
historical levels, although historical trends are not necessarily indicative of future trends. Our overall equipment management is complex and our product strategy can change during a product's lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are based on the following
fundamentals:

   The acquisition cost for Electro Rent;

   Our estimates of current and future market demand for
rentals;

   Our estimates of current and future supply of product;

   The book value of the product after depreciation and other impairment;

   Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

   Our estimates of the potential current and future sale
prices.

If we are unable to accurately predict market trends, or if
demand for the equipment we supply declines, we can be left with large lots of inventory that we are unable to rent or sell for a profit. The Company assesses the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and the
Company was able to sell equipment that we had previously written down or that was older and more fully depreciated. Due in part to these events, the Company experienced greater than normal gross margins on equipment sales in fiscal 2004 and 2005. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal
historical levels as older and previously impaired equipment constitute a smaller percentage of sales.

We measure our overall level of profitability with the following metrics:

   Net income per diluted common share (EPS);

   Net income as a percentage of average assets; and

   Net income as a percentage of average equity.

PROFITIABLITY AND KEY BUSINESS TRENDS

In fiscal 2004 and 2005, we improved profitability with each successive quarter. Lower depreciation and selling, general and administrative expenses, improved gross profit on equipment
sales, and higher asset levels on rent led to this improvement.

During fiscal 2004, we began to focus on core T&M and DP markets.
Organic growth has been modest, consistent with the economic environment. As a result, we have supplemented growth with the
March 2004 acquisition of a small disaster recovery business that integrates well with our existing DP business. Focused, prudent growth continues to be a primary goal for fiscal 2005.

Our profitability measurements are presented in the table below for the quarters ended August 31:

                                             2004     2003
                                             ----     ----
Net income per diluted share                $0.22    $0.09
Net income as a percentage of average
  assets                                    10.7%     3.0%
Return on average equity                    13.1%     3.4%

After several years of declines, T&M rental and lease activity steadily increased during fiscal 2004 and 2005, reflecting the strengthening global economy. Although DP rental and lease demand and rates continued to be soft in fiscal 2004, we are beginning to see some improvement in fiscal 2005.

The amount of equipment on rent, based on acquisition cost,
increased from $94.8 million at August 31, 2003, to $114.3
million at August 31, 2004.  Acquisition cost of equipment on lease increased from $37.7 million at August 31, 2003, to $40.0 million at August 31, 2004.  Overall utilization for the
Company's equipment pool, again based on acquisition cost,
increased from 56.9% at August 31, 2003, to 65.5% at August 31,
2004, which reflects increasing customer demand and the Company's continued liquidation and write-off of under-performing assets.
During the same period, monthly rental rates increased by 4.6%
and monthly lease rates increased by 2.3%.  There were no
impairment losses recorded during the three months ended August
31, 2004 and 2003.

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

                                  Three Months Ended
                                 -------------------
                         Aug.    May     Feb.    Nov.    Aug.
                          31,    31,     29,     30,     31,
                         2004    2004    2004    2003    2003
                          (1)                    (2)
                        ------  ------  ------  ------  ------
Rentals and leases     $19,608 $18,016 $16,943 $18,628 $16,681

Sales of equipment and
  other revenues         6,011   5,670   6,623   5,533   6,016

Net income (loss)        5,627   3,916   3,281   2,662   2,126

(1) For the three months ended August 31, 2004, net income
included $1.8 million (pre-tax) related to funds received from a class action lawsuit.

(2)  For the three months ended November 30, 2003, rentals and leases included $1,200 from the reversal of various customer credits; selling, general and administrative expenses included a
$2,300 accrual related to the retirement of the Company's
president; and income taxes were reduced by $400 due to a change in estimated liability.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management
reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets
including rental and lease equipment and allowance for doubtful accounts. These estimates are based on management's historical experience and on various other assumptions believed to be
reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
Management believes, however, that the estimates, including those for the above-listed items, are reasonable.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of the Company's financial statements:

Asset lives and depreciation methods:  The Company's primary business involves the purchase and subsequent rental and leasing of long-lived electronic equipment.  Management has chosen asset lives that it believes correspond to the economic life of the related asset. Management has chosen depreciation methods that it believes matches the benefit to the Company from the asset with the associated costs. These judgments have been made based on management's expertise in each equipment type that the Company carries.  If the asset life and depreciation method chosen do not reduce the book value of the asset to at least the estimated future cash flows from the asset to the Company, the Company would be required to record a loss on revaluation.  Depreciation methods and useful lives are periodically reviewed and revised as deemed appropriate.

Impairment of long-lived assets:  When factors indicate an
impairment is present, management reviews the carrying value of its rental and leasing equipment to determine if the carrying value of the assets may not be recoverable due to current and forecasted economic conditions.  This requires management to make estimates related to future cash flows from the assets and to determine whether any deterioration is temporary or permanent.
If these estimates or the related assumptions change in the
future, management may be required to record additional
impairment charges.

Allowance for doubtful accounts:  The Company maintains
allowances for doubtful accounts for estimated losses resulting from the inability of customers to make rental and lease
payments.  These estimates are primarily based on the amount of time that has lapsed since payments were due, as well as specific knowledge related to the ability of customers to make the
required payments.  If the financial condition of the Company's customers were to deteriorate, additional allowances could be required that would reduce income.  Conversely, if the financial condition of the customers were to improve or if legal remedies to collect past due amounts are more successful than expected, the allowance for doubtful accounts may need to be reduced and income would be increased.

Results of Operations

Comparison of Three Months Ended August 31, 2004 and August 31,
2003

Revenues

Total revenues for the three months ended August 31, 2005 rose
$2.9 million, or 12.9%, to $25.6 million, compared to $22.7
million in the same period in the prior year.  The increase in total revenues was due to an increase in rental and lease
revenues of 17.5% while sales of equipment remained comparatively constant.

Rental and lease revenues in the first quarter of fiscal 2005 were $19.6 million, a 17.5% increase from the same period in the prior year.  This increase reflects higher demand for test and measurement equipment in the Company's major market segments, relating to the general economic recovery.

Sales of equipment and other revenues were $6.0 million in the first quarter of fiscal 2005, which is comparable to the first quarter of fiscal 2004.  This reflects rising demand for T&M equipment, offset by a declining pool of DP equipment available for sale.  Sales continue to occur routinely as a normal part of the Company's rental business; however, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales increased from $2.2 million, or 40.2%, in the first quarter of fiscal 2004 to $2.5 million, or 49.4%, in the first quarter of fiscal 2005, due to improvement in equipment market values and increases in sales of equipment that had been
previously written down or that was older and more fully
depreciated.  The Company expects that gross margin on sales will return to more normal levels over the next two years as older and previously impaired equipment become a smaller part of sales.

Operating Expenses

Depreciation of rental and lease equipment decreased from $8.1 million, or 48.3% of rental and lease revenues, in the first quarter of fiscal 2004, to $8.0 million, or 40.9% of rental and lease revenues, in the first quarter of fiscal 2005.  These
declines reflect the Company's previous write-downs and continued
liquidation of under-performing assets.  The acquisition cost of rental and lease equipment was $248.7 million and $249.6 million at August 31, 2004 and 2003, respectively.

Costs of revenues other than depreciation decreased 16.1% from
$3.8 million in the first quarter of fiscal 2004 to $3.2 million in the first quarter of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 59.8% of equipment sales in the first
quarter of fiscal 2004 to 50.6% of equipment sales in the first quarter of fiscal 2005.  The decrease in this percentage is
largely due to the fact that the equipment sold in the first quarter of fiscal 2005 was more fully depreciated or had been previously written down.

Selling, general and administrative expenses decreased $0.4
million, or 5.6%, to $7.4 million in the first quarter of fiscal
2005 as compared to $7.8 million in the first quarter of fiscal
2004.  These expenses as a percentage of total revenues decreased from 34.5% in the first quarter of fiscal 2004 to 28.8% in the first quarter of fiscal 2005.  The decline in SG&A expenses is largely the result of reductions in personnel, facility and
freight costs.  The Company's employees currently total 256, a
12.9% decline from the end of the first quarter of fiscal 2004.

Interest and Investment Income

Net interest and investment income of $.3 million for the first quarter of fiscal 2005 was 38.7% lower than $.4 million recorded in the first quarter of the prior year, mainly as a result of decreased investments due to the $99.5 million special
distribution paid to common shareholders on January 14, 2004.

Income from Litigation Settlement

On June 12, 2004, when all contingencies expired, the Company recognized as other income $1.8 million related to funds received from a class action lawsuit (see Note 11).  There was no
comparable income in the prior year period.

Income Taxes

The effective tax rate decreased slightly to 37.9% in the first quarter of fiscal 2005, as compared to 38.7% for the same period in the prior year, which primarily reflects the effect of tax-
advantaged investments.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
The Company generally purchases equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  However, the rental and leasing market for personal computers and T&M equipment has declined over the last four
years, and, accordingly, the Company's equipment purchases also had declined.  During the last twelve months the Company
experienced a modest increase in overall rental activity,
including a slight increase in rental rates.  To support some areas of potential growth for both T&M and DP equipment, and to keep the Company's equipment pool technologically up-to-date the
Company increased purchases of equipment in the first three
months of fiscal 2005 over the prior year comparable period.  The
Company has had no bank borrowings since the first quarter of fiscal 2001.

On January 14, 2004, the Company paid a special cash distribution of $4 per share, or approximately $99.5 million to its
shareholders of record on December 16, 2003.  Following this distribution, cash and cash equivalents have declined due to the higher level of equipment purchases, and further declines could result if current equipment purchase levels are sustained, the
Company decides to buy back additional shares of its common stock under the Company's stock repurchase program, pay another special dividend, pay regular dividends, finance another acquisition, or pursue other opportunities.  The Company has invested its cash balance in U.S. government money market funds and other instruments with maturities of less than 90 days.

During the first three months of fiscal 2005 and 2004 net cash provided by operating activities was $9.7 million and $9.4
million, respectively.  The increase in fiscal 2005 is generally the result of increased net income, partially offset by higher accounts receivable.

During the three months ended August 31, 2004 net cash used in investing activities was $21.9 million, compared to $12.5 million in the same period of the prior year.  This increase is mostly attributable to the purchase of rental and lease equipment
partially offset by decreased payments for the purchase of
marketable securities.

During the first three months of fiscal 2005 and 2004 net cash flows from financing activities were not significant.

The Company has a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and
general corporate requirements.  The Company had no borrowings outstanding at August 31, 2004.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect the current views of the Company's management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  The Company undertakes no
obligation to update or revise any forward-looking statements that are or may be affected by developments, which the Company's management does not deem material.  When used in this Form 10-Q, the words "anticipate," "believes," "expects," "intends,"
"future," and other similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  Although the Company believes its
management's assumptions are reasonable, nonetheless, it is
likely that at least some of these assumptions will not come true.  Accordingly, the Company's actual results will probably differ from the outcomes contained in any forward-looking
statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the
sections contained in this Form 10-Q entitled "Management's
Discussion and Analysis of Financial Condition and Results of
Operations," and in "Quantitative and Qualitative Disclosure
About Market Risk Related to Interest Rates and Currency Rates,"
as well as in the Company's Annual Report on Form 10-K for the year ended May 31, 2004 including the "Risk Factors" attached as
Exhibit 99 to that document, the Company's Proxy Statement for its 2004 Annual Meeting of Shareholders and the Company's other filings with the Securities and Exchange Commission.  Should one or more of the risks discussed, or any other risks, materialize, or should one or more of the Company's underlying assumptions prove incorrect, the Company's actual results may vary materially from those anticipated, estimated, expected or projected.

Item 3.  Quantitative and Qualitative Disclosures About Interest
Rates and Currency Rates

The Company is exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, the
Company does not believes those risks to be material in relation to its operations. The Company does not have any derivative
financial instruments.

As of August 31, 2004 and May 31, 2004, cash and cash equivalents included money market securities and the Company had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, the Company would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

The Company is also subject to risks associated with foreign currency rate fluctuations to the extent of financing
arrangements for rented and leased equipment denominated in
Canadian dollars or Euros. The Company has determined that
hedging of these assets is not cost effective and instead
attempts to minimize its risks due to currency and exchange rate fluctuations through working capital management. The Company does not believe that any foreseeable change in currency rates would materially or adversely affect its financial position or results of operations.

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

DATED:  September 15, 2004

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer