Form 10-Q
period 2004-11-30
ELECTRO RENT CORP
filed 2004-12-20
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2004 or

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

Yes  X   No

The number of shares outstanding of the registrant's common stock as of December 6, 2004 was 24,936,400.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        NOVEMBER 30, 2004

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months and Six Months Ended November 30, 2004 and 2003
(Unaudited)

Condensed Consolidated Balance Sheets at                       4
November 30, 2004 and May 31, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Six Months Ended November 30, 2004 and 2003 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               13
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              24
About Market Risk

Item 4.  Controls and Procedures                              24

Part II: OTHER INFORMATION                                    25

SIGNATURES                                                    27

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted except per share data)

                                  Three Months Ended    Six Months Ended
                                     November 30,          November 30,
                                   2004       2003       2004       2003
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  21,031  $  18,628  $  40,639  $  35,309
  Sales of equipment
    and other revenues               6,466      5,533     12,477     11,549
                                 ---------- ---------- ---------- ----------
    Total revenues                  27,497     24,161     53,116     46,858
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              8,466      7,676     16,491     15,737
  Costs of revenues other
    than depreciation of
    rental and lease equipment       3,235      3,487      6,395      7,252
  Selling, general and
    administrative expenses          7,171      9,732     14,556     17,557
                                 ---------- ---------- ---------- ----------
    Total operating expenses        18,872     20,895     37,442     40,546
                                 ---------- ---------- ---------- ----------
Operating profit                     8,625      3,266     15,674      6,312
Interest and investment
  income, net                          304        412        562        833
Income from litigation
  settlement                             0          0      1,758          0
                                 ---------- ---------- ---------- ----------
Income before income taxes           8,929      3,678     17,994      7,145

Income taxes                         2,703      1,016      6,141      2,358
                                 ---------- ---------- ---------- ----------
Net income                       $   6,226  $   2,662  $  11,853  $   4,787
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.25      $0.10      $0.48      $0.19
  Diluted                            $0.25      $0.10      $0.47      $0.19

Shares used in per
  share calculation:
  Basic                             24,917     24,863     24,909     24,843
  Diluted                           25,295     25,029     25,195     24,946

                              See accompanying notes to
                    condensed consolidated financial statements.

                                      Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)(000's omitted)

                                       ASSETS

                                                      November 30  May 31,
                                                          2004       2004
                                                       ---------- ----------

Cash and cash equivalents                              $  16,953  $  29,692
Marketable securities                                     58,875     52,475
Accounts receivable, net of allowance for
   doubtful accounts of $879 and $1,157                   11,239      8,095
Rental and lease equipment, net of accumulated
   depreciation of $141,895 and $143,403                 108,305     96,346
Other property, net of accumulated depreciation and
   amortization of $11,938 and $11,547                    15,803     16,084
Other                                                      3,420      3,675
                                                       ---------- ----------
                                                       $ 214,595  $ 206,367
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   8,775  $  16,560
  Accrued expenses                                        11,472     11,000
  Deferred revenue                                         2,728      2,197
  Deferred tax liability                                  10,844      7,994
                                                       ---------- ----------
    Total liabilities                                     33,819     37,751
                                                       ---------- ----------
Shareholders' equity:
  Common stock                                            19,809     19,502
  Retained earnings                                      160,967    149,114
                                                       ---------- ----------
    Total shareholders' equity                           180,776    168,616
                                                       ---------- ----------
                                                       $ 214,595  $ 206,367
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                      Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                         Six Months Ended
                                                           November 30,
                                                          2004       2003
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $  11,853  $   4,787
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         16,939     16,230
    (Recapture) provision for losses
      on accounts receivable                                (194)       389
    Gain on sale of rental and lease equipment            (4,993)    (4,375)
    Income from litigation settlement                     (1,758)         0
    Deferred tax liability                                 2,850       (138)
    Change in operating assets and liabilities:
      Accounts receivable                                 (2,950)    (2,857)
      Other assets                                           230      1,174
      Accounts payable                                      (336)      (989)
      Accrued expenses                                     2,230      3,523
      Deferred revenue                                       531        207
                                                       ---------- ----------
      Net cash provided by operating activities           24,402     17,951
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        10,344     10,456
  Payments for purchase of rental and lease equipment    (41,248)   (19,079)
  Purchases of marketable securities                      (6,400)   (10,000)
  Payments for purchase of other property                   (144)       (77)
                                                       ---------- ----------
      Net cash used in investing activities              (37,448)   (18,700)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                     307        979
  Payment for repurchase of common stock                       0       (614)
                                                       ---------- ----------
      Net cash provided by financing
        activities                                           307        365
                                                       ---------- ----------
Net decrease in cash and cash equivalents                (12,739)      (384)
Cash and cash equivalents at beginning of period          29,692    151,448
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  16,953  $ 151,064
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

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC"). The condensed consolidated
financial statements include the accounts of Electro Rent
Corporation and its wholly owned subsidiaries, Genstar Rental
Electronics, Inc., and ER International, Inc. (collectively, the
"Company") as consolidated with the elimination of all
intercompany transactions. Certain information and footnote
disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States of America have been condensed or omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the
information presented not misleading. These condensed
consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's latest Annual Report as found on Form 10-K. In the opinion of management, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company with respect to the condensed
consolidated financial statements and the results of its
operations for the interim periods ended November 30, 2004, have been included. Certain reclassifications have been made to prior year amounts to conform to the 2004 presentation. The results of operations for interim periods are not necessarily indicative of results for the full year.

The preparation of financial statements in conformity with
accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could
differ from those estimates.

Note 2: Stock-Based Compensation

At November 30, 2004, the Company had four stock option plans, which are described more fully in Note 11 in the Company's 2004
Annual Report on Form 10-K. The Company accounts for stock
options using the intrinsic value method under the provisions of
Accounting Principles Board ("APB") Opinion No. 25 and provides proforma net income and proforma earnings per share disclosures for employee stock option grants as if the fair-value-based
method, defined in Statement of Financial Accounting Standards
("SFAS") No. 123 (as amended by SFAS No. 148), "Accounting for
Stock-Based Compensation", had been applied. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income would have been reduced to the pro forma amounts indicated
below for the three and six month periods presented:

                                 Three Months        Six Months
                                     Ended              Ended
                                 November 30,       November 30,
                               ----------------   ----------------
                                 2004     2003     2004      2003
                                -------  -------  -------   -------
Net income, as reported          $6,226   $2,662  $11,853    $4,787

Deduct: Total stock-based
  employee  compensation
  expense determined
  under the fair value
  based method for all
  awards, net of
  related tax  effects             (284)    (253)    (564)     (500)
                                -------  -------  -------   -------
Proforma net income              $5,942   $2,409  $11,289    $4,287
                                =======  =======  =======   =======
Earnings per share:
  Basic, as reported              $0.25    $0.10    $0.48     $0.19
  Basic - pro forma               $0.24    $0.09    $0.45     $0.17

  Diluted, as reported            $0.25    $0.10    $0.47     $0.19
  Diluted - pro forma             $0.23    $0.09    $0.45     $0.17

The fair value of these options was estimated at grant date using the Black-Scholes option pricing model with the following
weighted- average assumptions:

                                 Three Months   Six Months Ended
                                    Ended
                               ---------------- ----------------
                                Nov.     Nov.     Nov.     Nov.
                                 30,     30,      30,      30,
                                2004     2003     2004     2003
                               -------  -------  -------  -------
Average risk-free interest
  rate                             3.4%     3.0%     3.5%     2.6%
Expected dividend yield              0        0        0        0
Expected volatility               52.4     45.9     52.6     45.9
Expected life                      5.0      5.0      5.0      5.0

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

Note 3: Impairment of Assets

The carrying value of equipment held for rental and lease is assessed when factors indicating an impairment are present.  The
Company recognizes impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.  There were no
impairment losses recorded during the six months ended November
30, 2004 and 2003.

Note 4: Noncash Investing and Financing Activities

The Company had accounts payable and other accruals related to acquired equipment totaling $7,254 and $14,703 as of November 30,
2004 and May 31, 2004, respectively, and $8,956 and $6,243 as of
November 30, 2003 and May 31, 2003, respectively, which will be paid in the following period.

Note 5: Capital Leases

The Company has certain customer leases providing bargain
purchase options, which are accounted for as sales-type leases.
Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments
receivable and the net investment included in other assets for such leases are as follows at:

                                              November     May
                                                 30,       31,
                                                2004      2004
                                               ------    ------
Gross minimum lease payments receivable        $ 585     $ 894
Less - unearned interest                         (30)      (53)
                                               ------    ------
Net investment in sales-type lease
  receivables                                  $ 555     $ 841
                                               ------    ------

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

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                       Balances                 Balances
                         as of                    as of
                        May 31,                 November
                         2004                   30, 2004
                       --------    --------     --------
Lease commitments          $261      $(137)         $124
                       --------    --------     --------
                           $261      $(137)         $124
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

Although the Company has only one operating segment, it has two groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  The Company's equipment pool, based on acquisition cost, comprised $201,643 of T&M equipment and $48,557 of DP equipment at November 30, 2004, and $193,029 of T&M
equipment and $46,720 of DP equipment at May 31, 2004.

Revenues for these product groups were as follows for the three months ended November 30:

                                     T&M        DP      Total
                                   --------  --------  --------
              2004
Rentals and leases                 $ 15,974   $ 5,057  $ 21,031
Sales of equipment and other
  revenues                            6,197       269     6,466
                                   --------  --------  --------
                                   $ 22,171   $ 5,326  $ 27,497
                                   ========  ========  ========
              2003
Rentals and leases                 $ 13,253   $ 5,375  $ 18,628
Sales of equipment and other
  revenues                            5,037       496     5,533
                                   --------  --------  --------
                                   $ 18,290   $ 5,871  $ 24,161
                                   ========  ========  ========

Revenues for these product groups were as follows for the six months ended November 30:

                                     T&M        DP      Total
                                   --------  --------  --------
              2004
Rentals and leases                  $30,736    $9,903   $40,639
Sales of equipment and other
  revenues                           11,910       567    12,477
                                   --------  --------  --------
                                    $42,646   $10,470   $53,116
                                   ========  ========  ========
              2003
Rentals and leases                  $24,872   $10,437   $35,309
Sales of equipment and other
  revenues                           10,321     1,228    11,549
                                   --------  --------  --------
                                    $35,193   $11,665   $46,858
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first six months of fiscal 2004 and 2003.  In
addition, total foreign country customers and operations
accounted for no more than 10% of the Company's revenues and long-
lived assets for the same periods.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended
November 30, 2004 and 2003:

                                  Three Months       Six Months
                                      ended             ended
                                 ---------------  ---------------
                                  Nov.     Nov.     Nov.     Nov.
                                  30,      30,      30,      30,
                                  2004     2003     2004     2003
                                -------  -------  -------  -------
Denominator:
  Denominator for basic
    earnings per
    share-weighted average        24,917   24,863   24,909   24,843
    common shares outstanding
  Effect of dilutive
    securities-options               378      166      286      103
                                 -------  -------  -------  -------
                                  25,295   25,029   25,195   24,946
                                 =======  =======  =======  =======
Net income                        $6,226   $2,662  $11,853   $4,787
Earnings per share:
  Basic                           $ 0.25   $ 0.10   $ 0.48   $ 0.19
  Diluted                         $ 0.25   $ 0.10   $ 0.47   $ 0.19

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
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, the
Company may be required to record either more or less litigation expense. It is management's opinion that none of the open matters at November 30, 2004 will have a material adverse effect on the
Company's financial condition or results of operations.

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

Note 12:  Income Taxes

Electro Rent Corporation regularly evaluates its tax risks as required by Financial Accounting Standards Board Statement of
Financial Accounting Standards No. 5.  The current quarter and the corresponding period last year include reductions in the accrued liability for income taxes of $655 and $400,
respectively, reflecting the expiration of specific risks related to closed tax audit years.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses the financial condition of the
Company as of November 30, 2004 and the results of operations and cash flows for the six month periods ended November 30, 2004 and
2003.  This discussion should be read in conjunction with the
Management's Discussion and Analysis section included in the
Company's 2004 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information and the Risk
Factors set forth in Exhibit 99 to that Report.

General

The Company generates revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  For the first six months of fiscal 2005, 75.6% of rental and lease revenues were derived from T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume.  Rental revenues comprised 77.9% of
rental and lease revenue, which percentage has also been
increasing over the last four years due to a significant decline in personal computer leasing activity through fiscal 2004, and the increase in rental activity that began in fiscal 2004.

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

If we are unable to accurately predict market trends, or if
demand for the equipment we supply declines, we can be left with large lots of inventory that we are unable to rent or sell for a profit. The Company assesses the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and the
Company was able to sell equipment that was older and more fully depreciated or that we had previously written down in years prior to fiscal 2004. Due in part to these events, the Company
experienced greater than normal gross margins on equipment sales in fiscal 2004 and 2005. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross
margins on sales will return to normal historical levels as older and previously impaired equipment constitute a smaller percentage of sales.

We measure our overall level of profitability with the following metrics:

   Net income per diluted common share (EPS);

   Net income as a percentage of average assets; and

   Net income as a percentage of average equity.

PROFITIABLITY AND KEY BUSINESS TRENDS

In fiscal 2004 and 2005, we improved profitability with each successive quarter. Lower selling, general and administrative expenses, improved gross profit on equipment sales, higher asset levels on rent, and higher rental yields led to this improvement.

During fiscal 2004, we began to focus on core T&M and DP markets.
Organic growth has been modest, consistent with the economic environment. As a result, we have supplemented growth with the
March 2004 acquisition of a small disaster recovery business that integrates well with our existing DP business but still
represents an insignificant contribution to revenues. Focused, prudent growth continues to be a primary goal for fiscal 2005.

Our profitability measurements are presented in the table below for the six months ended November 30:

                                             2004     2003
                                             ----     ----
Net income per diluted share                $0.47    $0.19
Net income as a percentage of
  average assets                            11.3%     3.4%
Return on average equity                    13.6%     3.8%

After several years of declines, T&M rental and lease activity steadily increased during fiscal 2004 and 2005, reflecting the strengthening global economy. Although DP rental and lease demand and rates continued to be soft in fiscal 2004, we are beginning to see some improvement in fiscal 2005.

The amount of equipment on rent, based on acquisition cost,
increased from $97.5 million at November 30, 2003, to $108.5 million at November 30, 2004.  Acquisition cost of equipment on lease increased from $35.9 million at November 30, 2003, to $41.2 million at November 30, 2004.  Overall utilization for the
Company's equipment pool, again based on acquisition cost,
increased from 57.8% at November 30, 2003, to 63.6% at November
30, 2004, which reflects increasing customer demand and the
Company's continued liquidation and write-off of under-performing assets.  During the same period, monthly rental rates increased by 8.3% but monthly lease rates decreased by 0.3%.  There were no impairment losses recorded during the six months ended November
30, 2004 and 2003.

We believe that demand for rental electronic equipment should further improve as the U.S. economy continues to recover.  Also, increased defense spending on advanced weapons and intelligence systems provide an opportunity for the Company.  Until demand improves further, the Company will strive to operate the business efficiently at the current activity level.

The following table shows the revenue and income trends over the last five quarters (in thousands):

                                Three Months Ended
                                -------------------
                      Nov.    Aug.    May 31,  Feb.     Nov.
                       30,     31,              29,      30,
                      2004    2004     2004    2004     2003
                       (1)     (2)                       (3)
                     ------  ------   ------  ------   ------
Rentals and leases   $21,031 $19,608  $18,016 $16,943  $18,628

Sales of equipment
  and other
  revenues             6,466   6,011    5,670   6,623    5,533
Net income             6,226   5,627    3,916   3,281    2,662

(1)  For the three months ended November 30, 2004, income taxes were reduced by $655 due to a change in estimated liability.

(2) For the three months ended August 31, 2004, net income
included $1.8 million (pre-tax) related to funds received from a class action lawsuit.

(3)  For the three months ended November 30, 2003, rentals and leases included $1.2 million from the reversal of various
customer credits; selling, general and administrative expenses included a $2.3 million accrual related to the retirement of the
Company's president; and income taxes were reduced by $.4 million due to a change in estimated liability.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and
liabilities at the date of the financial statements and the
reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease
equipment and allowance for doubtful accounts. These estimates are based on management's historical experience and on various other assumptions believed to be reasonable under the
circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable.

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

Impairment of long-lived assets:  When factors indicate an
impairment is present, management reviews the carrying value of its rental and leasing equipment to determine if the carrying value of the assets may not be recoverable due to current and forecasted economic conditions.  This requires management to make estimates related to future cash flows from the assets and to determine whether any deterioration is permanent.  If these
estimates or the related assumptions change in the future,
management may be required to record additional impairment
charges.

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

Income Taxes: As part of the process of preparing the Company's consolidated financial statements management is required to
estimate income taxes in each of the jurisdictions in which the
Company operates.  Significant management judgment is required in determining the provision for income taxes and deferred tax
assets and liabilities.  This process involves management
estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of
items, such as depreciation and amortization, for tax and
accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within the Company's consolidated balance sheet.  The Company then assesses the
likelihood that its deferred tax assets will be recovered. To the extent management believes that recovery is not likely, the
Company establishes a valuation allowance.

Results of Operations

Comparison of Three Months Ended November 30, 2004
and November 30, 2003

Revenues

Total revenues for the three months ended November 30, 2004 rose
$3.3 million, or 13.8%, to $27.5 million, compared to $24.2
million in the same period in the prior year.  The increase in total revenues was due to an increase in rental and lease
revenues of 12.9% while sales of equipment and other revenues increased 16.9%.

Rental and lease revenues in the second quarter of fiscal 2005 increased to $21.0 million from $18.6 million in the same period of the prior year, which period included a $1.2 million benefit from the reversal of certain accounts receivable credits.  This increase reflects higher demand for test and measurement
equipment in the Company's major market segments, which the
Company believes stem from the general economic recovery.

Sales of equipment and other revenues were $6.5 million in the second quarter of fiscal 2005, compared to $5.5 million, which is a 16.9% increase over the second quarter of fiscal 2004.
Contributing to this increase was the rising demand for T&M
equipment, which was partially offset by a declining pool of DP equipment available for sale by the Company.  Although
insignificant, another factor in this increase was subscription fees from the Company's business continuity services business in the current fiscal year, which had not been acquired in the prior year.

The Company sells used equipment as a normal part of its rental business.  However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales
increased from $2.2 million, or 43.6%, in the second quarter of fiscal 2004 to $2.5 million, or 47.2%, in the second quarter of fiscal 2005.  This reflects higher overall sales and a higher margin, which was due to improvement in equipment market values and increases in sales of equipment that had been previously written down or that was older and more fully depreciated.  The
Company expects that its gross margin on sales will return to more normal levels over the next two years as older and
previously impaired equipment become a smaller part of sales.
However, results for future quarters are subject to future
events, as in the case of unusual opportunities for sales and early termination of equipment leases.  Such early terminations can (i) result in sales proceeds to the extent that the customer decides to purchase the equipment involved, (ii) accelerate lease payments to the extent of  lease termination fees, and/or (iii)
to the extent the customer does not purchase the equipment,
increase the pool of equipment for lease by the Company, which would adversely affect future utilization unless the Company can rent, lease or sell that equipment to another party.

Operating Expenses

Depreciation of rental and lease equipment increased from $7.7 million, or 41.2% of rental and lease revenues, in the second quarter of fiscal 2004, to $8.5 million, or 40.3% of rental and lease revenues, in the second quarter of fiscal 2005.  The
increased depreciation expense reflects higher expenditures for new rental and lease equipment that began in the prior fiscal year.  The decreased ratio reflects revenues increasing in the current year at a rate higher than depreciation expense.

Costs of revenues other than depreciation decreased 7.2% from
$3.5 million in the second quarter of fiscal 2004 to $3.2 million in the second quarter of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 56.4% of equipment sales in the second
quarter of fiscal 2004 to 52.8% of equipment sales in the second quarter of fiscal 2005.  The decrease in this percentage is
largely due to the fact that the equipment sold in the second quarter of fiscal 2005 was more fully depreciated or had been previously written down.

Selling, general and administrative expenses decreased $2.6
million, or 26.3%, to $7.2 million in the second quarter of
fiscal 2005 as compared to $9.7 million in the second quarter of fiscal 2004.  These expenses as a percentage of total revenues decreased from 40.3% in the second quarter of fiscal 2004 to
26.1% in the second quarter of fiscal 2005.  The decline in SG&A expenses is largely due to an accrual in the prior year for $2.3 million related to the retirement of the Company's President and
Chief Operating Officer.  Also contributing to the decline were reductions in personnel, facility and freight costs, as well as lower bad debt expense.

Interest and Investment Income

Net interest and investment income of $.3 million for the second quarter of fiscal 2005 was 26.2% lower than $.4 million recorded in the second quarter of the prior year, mainly as a result of decreased investments due to the $99.5 million special
distribution paid to common shareholders on January 14, 2004, partially offset by higher interest rates.

Income Taxes

The Company's effective tax rate was 30.3% in the second quarter of fiscal 2005, compared to 27.6% for the same period in the prior year.  The current quarter and the corresponding period last year include reductions in the accrued liability for income taxes of $.7 million and $.4 million, respectively, reflecting the expiration of specific risks related to closed tax audit years.

Comparison of Six Months Ended November 30, 2004
and November 30, 2003

Revenues

Total revenues for the six months ended November 30, 2004 rose
$6.3 million, or 13.4%, to $53.1 million, compared to $46.9
million in the same period in the prior year.  The increase in total revenues was due to an increase in rental and lease
revenues of 15.1% while sales of equipment and other revenues increased 8.0%.

Rental and lease revenues in the first two quarters of fiscal
2005 increased to $40.6 million from $35.3 million in the same period of the prior year.  This increase reflects higher demand for test and measurement equipment in the Company's major market segments, which the Company believes stem from the general
economic recovery.

Sales of equipment and other revenues were $12.5 million in the first two quarters of fiscal 2005, compared to $11.5 million in the first two quarters of fiscal 2004.  Contributing to this increase was the rising demand for T&M equipment, which was
partially offset by a declining pool of DP equipment available for sale by the Company.  Another factor in this increase was subscription fees from the Company's business continuity services business in the current fiscal year, which had not been acquired in the prior year.

The Company sells used equipment as a normal part of its rental business.  However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales
increased from $4.4 million, or 41.8%, in the first two quarters of fiscal 2004 to $5.0 million, or 48.3%, in the first two
quarters of fiscal 2005.  This reflects higher overall sales, while the higher margin was due to improvement in equipment
market values and increases in sales of equipment that had been previously written down or that was older and more fully
depreciated.  The Company expects that its gross margin on sales will return to more normal levels over the next two years as older and previously impaired equipment become a smaller part of sales.

Operating Expenses

Depreciation of rental and lease equipment increased from $15.7 million, or 44.6% of rental and lease revenues, in the first two quarters of fiscal 2004, to $16.5 million, or 40.6% of rental and lease revenues, in the first two quarters of fiscal 2005.  The increased depreciation expense reflects higher expenditures for new rental and lease equipment that began in the prior fiscal year.  The decreased ratio reflects revenues increasing in the current year at a rate higher than depreciation expense.  The acquisition cost of rental and lease equipment was $250.2 million and $248.9 million at November 30, 2004 and 2003, respectively.

Costs of revenues other than depreciation decreased 11.8% from
$7.3 million in the first six months of fiscal 2004 to $6.4
million in the first six months of fiscal 2005.  Costs of
revenues other than depreciation primarily includes the cost of equipment sales, which decreased from 58.2% of equipment sales in the first six months of fiscal 2004 to 51.7% of equipment sales in the first six months of fiscal 2005.  The decrease in this percentage is largely due to the fact that the equipment sold in the first two quarters of fiscal 2005 was more fully depreciated or had been previously written down.

Selling, general and administrative expenses decreased $3.0
million, or 17.1%, to $14.6 million in the first two quarters of fiscal 2005 as compared to $17.6 million in the first two
quarters of fiscal 2004.  These expenses as a percentage of total revenues decreased from 37.5% in the first two quarters of fiscal
2004 to 27.4% in the first two quarters of fiscal 2005.  The decline in SG&A expenses is largely due to an accrual in the prior year for $2.3 million related to the retirement of the
Company's President and Chief Operating Officer.  Also
contributing to the decline were reductions in personnel,
facility and freight costs, as well as lower bad debt expense.
The Company's total employee count is currently 252, a 5.6%
decline from November 30, 2003.

Interest and Investment Income

Net interest and investment income of $.6 million for the first two quarters of fiscal 2005 was 32.5% lower than $.8 million recorded in the first two quarters of the prior year, mainly as a result of decreased investments due to the $99.5 million special distribution paid to common shareholders on January 14, 2004, partially offset by higher interest rates.

Income from Litigation Settlement

On June 12, 2004, when all contingencies expired, the Company recognized as other income $1.8 million related to funds received from a class action lawsuit.  There was no comparable income in the prior year period.

Income Taxes

The Company's effective tax rate was 34.1% in the first two
quarters of fiscal 2005, compared to 33.0% for the same period in the prior year.  The current six-month period and the
corresponding period last year include reductions in the accrued liability for income taxes of $.7 million and $.4 million,
respectively, reflecting the expiration of specific risks related to closed tax audit years.

Liquidity and Capital Resources

Historically, the Company's primary capital requirements have been purchases of rental and lease equipment and debt service.
The Company generally purchases equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  During the last twelve months the Company experienced an increase in overall rental activity, including increases in rental rates.  To support some areas of potential growth for both
T&M and DP equipment, and to keep the Company's equipment pool technologically up-to-date, the Company increased purchases of equipment in the first six months of fiscal 2005 over the prior year comparable period.

On January 14, 2004, the Company paid a special cash distribution of $4 per share, or approximately $99.5 million to its
shareholders of record on December 16, 2003.  Following this distribution, cash and cash equivalents have declined due to the higher level of equipment purchases, and further declines could result if current equipment purchase levels are sustained, the
Company decides to buy back additional shares of its common stock under the Company's stock repurchase program, pay another special dividend, pay regular dividends, finance another acquisition, or pursue other opportunities.  The Company has invested its cash balance in U.S. government money market funds and marketable securities with maturities of less than 90 days.

During the first six months of fiscal 2005 and 2004 net cash provided by operating activities was $24.4 million and $18.0 million, respectively.  The increase in fiscal 2005 is generally the result of higher net income in the current year as compared to the prior year.

During the six months ended November 30, 2004 net cash used in investing activities was $37.4 million, compared to $18.7 million in the same period of the prior year.  This increase is mostly attributable to the purchase of rental and lease equipment
partially offset by decreased payments for the purchase of
marketable securities.

During the first six months of fiscal 2005 and 2004 net cash flows from financing activities were not significant.

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

As of November 30, 2004 and May 31, 2004, cash and cash
equivalents included money market securities and the Company had investments in marketable securities. Due to the short-term
duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair
market value of our portfolio, therefore, the Company would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 14, 2004, the 2004 Annual Meeting of Shareholders
of the Registrant was held.  Proxies pursuant to Regulation 14A were solicited in connection with the meeting.  23,687,636 shares were present in person or by proxy out of a total of 24,901,373 shares issued and outstanding and eligible to vote on the record date.

(b) The meeting involved the election of directors.  The
following directors were elected by the number of affirmative votes set opposite their respective names:

Name                             Number of Votes
----                             ---------------
Gerald D. Barrone                     23,572,269
Nancy Y. Bekavac                      22,658,038
Karen J. Curtin                       23,629,969
Daniel Greenberg                      23,555,820
Joseph J. Kearns                      23,572,469
S. Lee Kling                          23,594,219
James S. Pignatelli                   23,629,969

(c) Other matters submitted to a vote of security holders:  The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant's independent public accountants for the current year.  23,627,835 shares were voted for, 41,480 were voted
against, and 18,321 shares abstained from voting.

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

DATED:  December 16, 2004

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer