Form 10-Q
period 2005-02-28
ELECTRO RENT CORP
filed 2005-03-25
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended February 28, 2005 or

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

Yes  X   No

The number of shares outstanding of the registrant's common stock as of March 8, 2005 was 25,067,361.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        FEBRUARY 28, 2005

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months and Nine Months Ended February 28, 2005 and February
29, 2004 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
February 28, 2005 and May 31, 2004 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Nine Months Ended February 28, 2005 and February 29, 2004
(Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               13
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              24
About Market Risk

Item 4.  Controls and Procedures                              24

Part II: OTHER INFORMATION                                    25

SIGNATURES                                                    29

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted except per share data)

                                  Three Months Ended      Nine Months Ended
                                   Feb. 28    Feb. 29    Feb. 28    Feb. 29,
                                    2005        2004       2005      2004
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  18,846  $  16,943  $  59,485  $  52,252
  Sales of equipment
    and other revenues               9,936      6,623     22,413     18,172
                                 ---------- ---------- ---------- ----------
    Total revenues                  28,782     23,566     81,898     70,424
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              7,961      7,051     24,452     22,788
  Costs of revenues other
    than depreciation of
    rental and lease equipment       3,732      3,993     10,127     11,245
  Selling, general and
    administrative expenses          7,466      7,453     22,022     25,010
                                 ---------- ---------- ---------- ----------
    Total operating expenses        19,159     18,497     56,601     59,043
                                 ---------- ---------- ---------- ----------
Operating profit                     9,623      5,069     25,297     11,381
Interest and investment
  income, net                          385        283        947      1,116
Income from litigation
  settlement                             0          0      1,758          0
                                 ---------- ---------- ---------- ----------
Income before income taxes          10,008      5,352     28,002     12,497

Income taxes                         3,063      2,071      9,204      4,429
                                 ---------- ---------- ---------- ----------
Net income                       $   6,945  $   3,281  $  18,798  $   8,068
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.28      $0.13      $0.75      $0.32
  Diluted                            $0.27      $0.13      $0.74      $0.32

Shares used in per
  share calculation:
  Basic                             25,011     24,878     24,943     24,858
  Diluted                           25,547     24,977     25,317     24,937

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                           (Unaudited)(000's omitted)

                                       ASSETS

                                                       February 28  May 31,
                                                          2005       2004
                                                       ---------- ----------

Cash and cash equivalents                              $  23,238  $  29,692
Marketable securities                                     59,000     52,475
Accounts receivable, net of allowance for
   doubtful accounts of $835 and $1,157                   10,424      8,095
Rental and lease equipment, net of accumulated
   depreciation of $132,742 and $143,403                 109,028     96,346
Other property, net of accumulated depreciation and
   amortization of $12,126 and $11,547                    15,726     16,084
Other                                                      3,474      3,675
                                                       ---------- ----------
                                                       $ 220,890  $ 206,367
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   7,173  $  16,560
  Accrued expenses and other                               7,811     11,000
  Deferred revenue                                         2,724      2,197
  Deferred tax liability                                  14,231      7,994
                                                       ---------- ----------
    Total liabilities                                     31,939     37,751
                                                       ---------- ----------
Shareholders' equity:
  Preferred stock, $1 par - shares authorized 1,000,000;
    none issued
  Common stock, no par - shares authorized 40,000,000;
    issued and outstanding 2005 - 25,062,459;
    2004 - 24,897,539                                     21,039     19,502
  Retained earnings                                      167,912    149,114
                                                       ---------- ----------
    Total shareholders' equity                           188,951    168,616
                                                       ---------- ----------
                                                       $ 220,890  $ 206,367
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                     Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                         Nine Months Ended
                                                        Feb. 28    Feb. 29,
                                                          2005       2004
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $  18,798  $   8,068
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         25,135     23,504
    (Recapture) provision for losses
      on accounts receivable                                (193)       518
    Tax benefit for stock options exercised                  180      1,441
    Gain on sale of rental and lease equipment            (9,131)    (7,068)
    Income from litigation settlement                     (1,758)         0
    Deferred tax liability                                 6,237       (242)
    Change in operating assets and liabilities:
      Accounts receivable                                 (2,136)    (3,452)
      Other assets                                           164      1,178
      Accounts payable                                      (889)      (377)
      Accrued expenses and other                          (1,431)     1,599
      Deferred revenue                                       527        299
                                                       ---------- ----------
      Net cash provided by operating activities           35,503     25,468
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        17,307     16,655
  Payments for purchase of rental and lease equipment    (53,864)   (29,301)
  Purchases of marketable securities                      (6,525)   (17,000)
  Payments for purchase of other property                   (232)      (217)
                                                       ---------- ----------
      Net cash used in investing activities              (43,314)   (29,863)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   1,357      1,467
  Payment for repurchase of common stock                       0     (1,044)
  Special distribution                                         0    (99,515)
                                                       ---------- ----------
      Net cash provided by (used in)
        financing activities                               1,357    (99,092)
                                                       ---------- ----------
Net decrease in cash and cash equivalents                 (6,454)  (103,487)
Cash and cash equivalents at beginning of period          29,692    151,448
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  23,238  $  47,961
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

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC"). The condensed consolidated
financial statements include the accounts of Electro Rent
Corporation and its wholly owned subsidiaries, Genstar Rental
Electronics, Inc., and ER International, Inc. (collectively "we",
"us", or "our" hereafter) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the
audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.

The preparation of financial statements in conformity with
accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could
differ from those estimates, and results of operations for
interim periods are not necessarily indicative of results for the full year.

Note 2: Stock-Based Compensation

At February 28, 2005, we had four stock option plans, which are described more fully in Note 11 in our 2004 Annual Report on Form
10-K. We account for stock options using the intrinsic value method under the provisions of Accounting Principles Board
("APB") Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of
Financial Accounting Standards ("SFAS") No. 123 (as amended by
SFAS No. 148), "Accounting for Stock-Based Compensation", had
been applied. Had we determined compensation cost based on the fair value at the grant date for the company's stock options under SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the three and nine month periods presented:

                                 Three Months        Nine Months
                                     Ended              Ended
                               ----------------   ----------------
                               Feb. 28  Feb. 29   Feb. 28  Feb. 29
                                 2005     2004     2005      2004
                                -------  -------  -------   -------
Net income, as reported          $6,945   $3,281  $18,798    $8,068
Deduct: Total stock-based
  employee compensation
  expense determined
  under the fair value
  based method for all
  awards, net of
  related tax  effects             (284)    (251)    (848)     (751)
                                -------  -------  -------   -------
Pro forma net income             $6,661   $3,030  $17,950    $7,317

                                =======  =======  =======   =======
Earnings per share:
  Basic, as reported              $0.28    $0.13    $0.75     $0.32
  Basic - pro forma               $0.27    $0.12    $0.72     $0.29

  Diluted, as reported            $0.27    $0.13    $0.74     $0.32
  Diluted - pro forma             $0.26    $0.12    $0.71     $0.29

The fair value of these options was estimated at grant date using the Black-Scholes option pricing model with the following
weighted- average assumptions:

                                 Three Months      Nine Months
                                    Ended             Ended
                               ---------------- ----------------
                                 Feb.     Feb.     Feb.     Feb.
                                  28,     29,      28,      29,
                                 2005     2004     2005     2004
                               -------  -------  -------  -------
Average risk-free interest        3.5%     2.6%     3.5%     2.6%
  rate
Expected dividend yield            0.0      0.0      0.0      0.0
Expected volatility               52.6     45.9     52.6     45.9
Expected life                      5.0      5.0      5.0      5.0

As described in Note 10 of this Quarterly Report on Form 10-Q, on
January 14, 2004 we paid a $99.5 million special distribution to shareholders. As a result, the Board approved an adjustment to the exercise price of all of our outstanding options, effective on the close of business on January 14, 2004. Consequently,
964,315 stock options with an average exercise price of $11.95 were adjusted to 1,327,237 stock options with an average exercise price of $8.48. In accordance with FIN 44, "Accounting for
Certain Transactions involving Stock Compensation an
interpretation of APB Opinion No. 25," there was no accounting consequence due to the changes made to the exercise price or the number of shares other than future potential dilution to
shareholders because the aggregate intrinsic value of each award immediately after the change was not greater than the aggregate intrinsic value of the award immediately before the change, and the ratio of the exercise price per share to the market value per share was not reduced.

On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.
This standard is effective for the first interim or annual period beginning after June 15, 2005 and includes two transition
methods. Upon adoption, we will be required to use either the modified prospective or the modified retrospective transition method. Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R.
Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that the Share-Based Payments must be
recognized in the income statement. Under the modified
retrospective approach, the previously-reported amounts are
restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement. We are currently evaluating the impact of this
FASB standard and the transitional reporting alternatives
described.

Note 3: Impairment of Assets

We assess the carrying value of equipment on a quarterly basis or when factors indicating an impairment are present.  We recognize impairment losses on the carrying value of equipment held for rental and lease when the expected future undiscounted cash flows from rent or lease are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.
There were no impairment losses recorded during the nine months ended February 28, 2005 and February 29, 2004.

Note 4: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $6,205 and $14,703 as of February 28, 2005 and
May 31, 2004, respectively, and $8,386 and $6,243 as of February
29, 2004 and May 31, 2003, respectively, which amounts have
previously been paid, or will be paid in the following periods.

Note 5: Sales-type Leases

We had certain customer leases providing bargain purchase
options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the
effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows at:

                                              February     May
                                                 28,       31,
                                                2005      2004
                                               ------    ------
Gross minimum lease payments receivable         $ 485     $ 894
Less - unearned interest                         (24)      (53)
                                               ------    ------
Net investment in sales-type lease
  receivables                                   $ 461     $ 841
                                               ======    ======

Note 6: Restructuring Charge

Due to the prolonged downturn in our industry, in May 2003 we restructured our business as part of our continuing program to create efficiencies within our operations. In the quarter ended
May 31, 2003, we recorded restructuring charges of $821 in
selling, general and administrative expenses, which included the following:

     The workforce was reduced by approximately 27 employees,
     mainly in the Duluth, Georgia, warehouse and sales office, resulting in a severance charge of approximately $220.
     Approximately $113 was paid in May 2003, and the remainder was paid in the first quarter of fiscal 2004.

     In connection with the closing of the Duluth, Georgia,
     warehouse, property and equipment disposed of or removed
     from operations resulted in a charge of $31 and consisted
     primarily of leasehold improvements, equipment and furniture and fixtures. In addition, we incurred a charge of $570
     associated with the lease related to the closed facility,
     which represents the fair value of the liability determined based on the remaining lease rentals, reduced by estimated sublease rentals. Amounts accrued (net of estimated sublease proceeds) related to the facility closure will be paid over the remaining lease term through May 2005.

                       Remaining     Cash       Remaining
                       Liability   Payments     Liability
                        Balances                 Balances
                         as of                    as of
                        May 31,                 February
                         2004                   28, 2005
                       --------    --------     --------
Lease commitments          $261      $(211)          $50
                       ========    ========     ========

Note 7: Segment Reporting

SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, our operations are treated as one operating segment.

Although we have only one operating segment, we have two groups of similar products:  test and measurement (T&M) and data
products (DP) equipment.  Our equipment pool, based on
acquisition cost, comprised $202,005 of T&M equipment and $39,765 of DP equipment at February 28, 2005, and $193,029 of T&M
equipment and $46,720 of DP equipment at May 31, 2004.

Revenues for these product groups were as follows for the three months ended:

                                     T&M        DP      Total
                                   --------  --------  --------
        February 28, 2005
        -----------------
Rentals and leases                  $15,171    $3,675   $18,846
Sales of equipment and other
  revenues                            6,999     2,937     9,936
                                   --------  --------  --------
                                    $22,170    $6,612   $28,782
                                   ========  ========  ========
        February 29, 2004
        -----------------
Rentals and leases                  $12,287    $4,656   $16,943
Sales of equipment and other
  revenues                            6,213       410     6,623
                                   --------  --------  --------
                                    $18,500    $5,066   $23,566
                                   ========  ========  ========

Revenues for these product groups were as follows for the nine months
ended:

                                     T&M        DP      Total
                                   --------  --------  --------
        February 28, 2005
        -----------------
Rentals and leases                 $ 45,907  $ 13,578  $ 59,485
Sales of equipment and other
  Revenues                           18,910     3,503    22,413
                                   --------  --------  --------
                                   $ 64,817  $ 17,081  $ 81,898
                                   ========  ========  ========
        February 29, 2004
        -----------------
Rentals and leases                 $ 37,159  $ 15,093  $ 52,252
Sales of equipment and other
  Revenues                           16,534     1,638    18,172
                                   --------  --------  --------
                                   $ 53,693  $ 16,731  $ 70,424
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first nine months of fiscal 2005 or fiscal 2004.  In addition, total foreign country customers and operations
accounted for no more than 10% of our revenues and long-lived assets for the same periods.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended
February 28, 2005 and February 29, 2004:

                                  Three Months       Nine Months
                                      ended             ended
                                 ---------------  ---------------
                                  Feb.     Feb.     Feb.     Feb.
                                   28,      29,      28,      29,
                                  2005     2004     2005     2004
                                -------  -------  -------  -------
Denominator:
  Denominator for basic
    earnings per
    share-weighted average
    common shares outstanding     25,011   24,878   24,943   24,858
  Effect of dilutive
    securities-options               536       99      374       79
                                 -------  -------  -------  -------
                                  25,547   24,977   25,317   24,937
                                 =======  =======  =======  =======
Net income                        $6,945   $3,281  $18,798   $8,068
Earnings per share:
  Basic                           $ 0.28   $ 0.13   $ 0.75   $ 0.32
  Diluted                         $ 0.27   $ 0.13   $ 0.74   $ 0.32

Note 9: Commitments and Contingencies

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our lease at the end of the initial lease term, at the fair
rental value, for periods of up to five years. In most cases, management expects that, in the normal course of business,
facility leases will be renewed or replaced by other leases.

We are subject to legal proceedings and business disputes
involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be
estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.
Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses
or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.
It is management's opinion that none of the open matters at
February 28, 2005 will have a material adverse effect on our financial condition or results of operations.

Note 10:  Extraordinary Distribution

On January 14, 2004, we paid a special distribution of $4.00 per outstanding common share, or approximately $99.5 million to our shareholders of record on December 16, 2003.

Note 11:  Income From Litigation Settlement

On June 12, 2004, when all contingencies expired, we recognized as other income $1,758 related to funds received from a class action lawsuit.  We participated as a member of the plaintiff class as a purchaser of certain products under warranty.

Note 12:  Income Taxes

We regularly evaluate our tax risks as required by Financial
Accounting Standards Board Statement of Financial Accounting
Standards No. 5.  The third and second quarters of fiscal 2005 and the second quarter of fiscal 2004 include reductions in the accrued liability for income taxes of $699, $655 and $400,
respectively, reflecting the recovery of tax reserves related to completed tax audits and closed tax audit years.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses our financial condition as of
February 28, 2005 and the results of operations for the three and nine months ended February 28, 2005 and February 29, 2004, and cash flows for the nine month period ended February 28, 2005 and
February 29, 2004.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in our 2004 Annual Report on Form 10-K (pages 5-11) to which the reader is directed for additional information and the Risk
Factors set forth in Exhibit 99 to that Report.

General

We generate revenues through the rental, lease and sale of
electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  For the first nine months of fiscal 2005, 77.2% of rental and lease revenues were derived from T&M equipment.  This percentage has been increasing over the last four years as a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in
telecommunications, aerospace and defense markets during fiscal
2004 and in the first nine months of fiscal 2005.  Rental
revenues comprised 78.3% of rental and lease revenue, which
percentage has also been increasing over the last four years due to a significant decline in personal computer leasing activity in the first nine months of fiscal 2005, and the increase in rental activity that began in fiscal 2004.

A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development
activities.  We also rent equipment to companies of various sizes representing a cross-section of American industry.

The profitability of our business also depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices for the purpose of deriving a profit from a combination of renting and/or selling such equipment. The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of revenues and operating profit. To maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific
equipment class in light of that equipment's historical and
projected life cycle. In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product's immediate sale and replacement with new or other equipment. In our analysis, we assume depreciation and impairment of equipment based on historical levels, although historical trends are not necessarily indicative of future trends. Our
overall equipment management is complex and our product strategy can change during a product's lifetime based upon numerous
factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are based on the following fundamentals:

   Our acquisition cost;

   Our estimates of current and future market demand for
rentals;

   Our estimates of current and future supply of product;

   The book value of the product after depreciation and other impairment;

   Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

   Our estimates of the potential current and future sale
prices.

If we are unable to accurately predict market trends, or if
demand for the equipment we supply declines, we can be left with large lots of inventory that we are unable to rent or sell for a profit.  We assess the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are
present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated or that we had previously written down in years prior to fiscal
2004. Due in part to these events, we experienced greater than normal gross margins on equipment sales in fiscal 2004 and in the first nine months of fiscal 2005. We intend to maintain our
equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal historical levels as older and previously impaired equipment constitute a smaller percentage of equipment sold.

However, results for future quarters are subject to future
events, as in the case of unusual opportunities for sales and early termination of equipment leases.  Such early terminations can (i) result in sales proceeds to the extent that the customer decides to purchase the equipment involved, (ii) accelerate lease payments to the extent of lease termination fees, and/or (iii) to the extent the customer does not purchase the equipment, increase the pool of equipment for lease by us, which would adversely affect future utilization unless we can rent, lease or sell that equipment to another party.

We measure our overall level of profitability with the following metrics:

   Net income per diluted common share (EPS);

   Net income as a percentage of average assets; and

   Net income as a percentage of average equity.

PROFITABILITY AND KEY BUSINESS TRENDS

In fiscal 2004 and in the first nine months of fiscal 2005, we improved profitability with each successive quarter. Lower
selling, general and administrative expenses, improved gross profit on equipment sales, higher asset levels on rent, and
higher rental yields led to this improvement.

During fiscal 2004, we began to focus on core T&M and DP markets.
Organic growth has been modest, consistent with the economic environment. As a result, we have supplemented growth with the
March 2004 acquisition of a small disaster recovery business that integrates with our existing DP business, however represents an insignificant contribution to revenues. Focused, prudent growth continues to be a primary goal for fiscal 2005.

Our profitability measurements are presented in the table below for the nine months ended February 28, 2005 and February 29,
2004:

                                             2005     2004
                                             ----     ----
Net income per diluted share               $ 0.74   $ 0.32
Net income as a percentage of
  average assets                            11.7%     3.8%
Return on average equity                    14.0%     4.2%

After several years of declines, T&M rental and lease activity steadily increased during fiscal 2004 and the first nine months of fiscal 2005, reflecting the strengthening global economy.  DP rental and lease demand continued to be soft in fiscal 2004 and in the first nine months of fiscal 2005, although we have seen some improvement in rental rates.

The amount of equipment on rent, based on acquisition cost,
increased from $102.1 million at February 29, 2004, to $105.1 million at February 28, 2005.  Acquisition cost of equipment on lease increased from $35.0 million at February 29, 2004, to $35.6 million at February 28, 2005.  Overall utilization for our
equipment pool, again based on acquisition cost, increased from
60.6% at February 29, 2004, to 61.5% at February 28, 2005, which reflects increasing customer demand and our continued liquidation of under-performing assets and write-off of fully depreciated assets.  During the same period, monthly rental rates increased by 11.0% but monthly lease rates decreased by 2.7%.  There were no impairment losses recorded during the nine months ended
February 28, 2005 and February 29, 2004.

We believe that demand for rental electronic equipment should further improve as the U.S. economy continues to recover.  Also, increased defense spending on advanced weapons and intelligence systems has historically also provided an increased demand for our equipment.  Until demand improves further, we will strive to operate the business efficiently at the current activity level.

The following table shows the revenue and income trends over the last five quarters (in thousands):

                                Three Months Ended
                                -------------------
                      Feb.    Nov.     Aug.   May 31,   Feb.
                       28,     30,      31,     31       29,
                      2005    2004     2004    2004     2004
                       (1)     (2)      (3)
                     ------  ------   ------  ------   ------
Rentals and leases   $18,846 $21,031  $19,608 $18,016  $16,943

Sales of equipment
  and other
  revenues             9,936   6,466    6,011   5,670    6,623
Net income             6,945   6,226    5,627   3,916    3,281

(1) For the three months ended February 28, 2005, income taxes were reduced by $699 due to a change in estimated liability.

(2) For the three months ended November 30, 2004, income taxes were reduced by $655 due to a change in estimated liability.

(3) For the three months ended August 31, 2004, net income
included $1.8 million (pre-tax) related to funds received from a class action lawsuit.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the
United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and
liabilities at the date of the financial statements and the
reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease
equipment, allowance for doubtful accounts and income taxes.
These estimates are based on management's historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Asset lives and depreciation methods:  Our primary business
involves the purchase and subsequent rental and leasing of long-
lived electronic equipment.  Management has chosen asset lives that it believes correspond to the economic life of the related asset. Management has chosen depreciation methods that it
believes matches the benefit from the asset with the associated costs. These judgments have been made based on management's
expertise in each equipment type that we carry.  If the asset life and depreciation method chosen do not reduce the book value of the asset to at least the estimated future cash flows from the asset to us, we would be required to record a loss on
revaluation.  Depreciation methods and useful lives are
periodically reviewed and revised as deemed appropriate.

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

Allowance for doubtful accounts:  We maintain allowances for doubtful accounts for estimated losses resulting from the
inability of customers to make rental and lease payments.  These estimates are primarily based on the amount of time that has lapsed since payments were due, as well as specific knowledge related to the ability of customers to make the required
payments.  If the financial condition of our customers were to deteriorate, additional allowances could be required that would reduce income.  Conversely, if the financial condition of the customers were to improve or if legal remedies to collect past due amounts are more successful than expected, the allowance for doubtful accounts may need to be reduced and income would be increased.

Income Taxes: As part of the process of preparing our
consolidated financial statements management is required to
estimate income taxes in each of the jurisdictions in which the we operate.  Significant management judgment is required in
determining the provision for income taxes and deferred tax
assets and liabilities.  This process involves management
estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of
items, such as depreciation and amortization, for tax and
accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our
consolidated balance sheet.  We then assess the likelihood that our deferred tax assets will be recovered. To the extent
management believes that recovery is not likely, we establish a valuation allowance.

Results of Operations

Comparison of Three Months Ended February 28, 2005 and
February 29, 2004

Revenues

Total revenues for the three months ended February 28, 2005 rose
$5.2 million, or 22.1%, to $28.8  million, compared to $23.6 million in the same period in the prior year.  The increase in total revenues was due to an increase in rental and lease
revenues of 11.2% while sales of equipment and other revenues increased 50.0%.

Rental and lease revenues in the third quarter of fiscal 2005 increased 11.2% to $18.8 million from $16.9 million in the same period of the prior year.  This increase reflects higher demand for T&M equipment in our major market segments, which we believe stems from the general economic recovery.  An early termination of DP leases with one customer, as described below, resulted in a decrease in monthly lease revenues of approximately $.3 million, beginning in January 2005.

Sales of equipment and other revenues were $9.9 million in the third quarter of fiscal 2005, compared to $6.6 million in the third quarter of fiscal 2004, which is a 50.0% increase.  This increase is due to an early lease termination and related buyout transaction with one customer as of December 31, 2004, which resulted in proceeds of approximately $3.4 million.  That amount included the fair market value of the equipment and lease
termination charges.

We sell used equipment as a normal part of our rental business.
However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales increased to
$4.1 million, or 59.4%, in the third quarter of fiscal 2005, from
$2.7 million, or 43.4%, in the third quarter of fiscal 2004.
This increase was primarily the result of the customer buyout transaction described above.  In the third quarter of fiscal 2004 and in the third quarter of fiscal 2005, our gross margin on sales has been relatively high, but we expect that it will return to more normal levels over the next two years, as older and
previously impaired equipment constitute a smaller percentage of equipment sold.

Operating Expenses

Depreciation of rental and lease equipment increased to $8.0 million, or 42.2% of rental and lease revenues, in the third quarter of fiscal 2005, from $7.1 million, or 41.6% of rental and lease revenues, in the third quarter of fiscal 2004.  The
increased depreciation expense reflects higher expenditures for new rental and lease equipment that began in fiscal 2004.

Costs of revenues other than depreciation decreased to $3.7
million in the third quarter of fiscal 2005, or 6.5%, from $4.0 million in the third quarter of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased to 40.6% of equipment sales in the third quarter of fiscal 2005, from 56.6% of equipment sales in the third quarter of fiscal 2004.  The decrease in this percentage reflects the customer buyout transaction described above.

Selling, general and administrative expenses were unchanged at
$7.5 million in the third quarter of fiscal 2005 compared to the third quarter of fiscal 2004.  However, these expenses as a
percentage of total revenues decreased to 25.9% in the third quarter of fiscal 2005 from 31.6% in the third quarter of fiscal
2004, due to the increase in revenues discussed above.

Interest and Investment Income

Net interest and investment income of $.4 million for the third quarter of fiscal 2005 was 36.0% greater than $.3 million
recorded in the third quarter of fiscal 2004, which increase was primarily due to higher interest rates.

Income Taxes

Our effective tax rate was 30.6% in the third quarter of fiscal
2005, compared to 38.7% for the same period in fiscal 2004.  The current quarter includes a reduction in the accrued liability for income taxes of $.7 million reflecting the recovery of tax
reserves related to closed tax audit years.

Comparison of Nine Months Ended February 28, 2005 and
February 29, 2004

Revenues

Total revenues for the nine months ended February 28, 2005 rose
$11.5 million, or 16.3%, to $81.9 million, compared to $70.4 million in the same period in fiscal 2004.  The increase in total revenues was due to an increase in rental and lease revenues of
13.8%, while sales of equipment and other revenues increased
23.3%.

Rental and lease revenues in the first three quarters of fiscal
2005 increased to $59.5 million from $52.3 million in the same period of fiscal 2004.  This increase reflects higher demand for
T&M equipment in our major market segments, which we believe stems from the general economic recovery.  An early termination of DP leases with one customer, as described below, resulted in a decrease in monthly lease revenues of approximately $.3 million, beginning in January 2005.

Sales of equipment and other revenues were $22.4 million in the first three quarters of fiscal 2005, compared to $18.2 million in the first three quarters of fiscal 2004.  This increase is
primarily due to an early lease termination and related buyout transaction with one customer as of December 31, 2004, which resulted in proceeds of approximately $3.4 million.  That amount included the fair market value of the equipment and lease
termination charges.

We sell used equipment as a normal part of our rental business.
However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales increased to
$9.1 million, or 52.8%, in the first three quarters of fiscal
2005, from $7.1 million, or 42.4%, in the first three quarters of fiscal 2004.  This increase was primarily the result of the
customer buyout transaction described above.  During fiscal 2004 and the first nine months of fiscal 2005, our gross margin on sales has been relatively high, but we expect that it will return to more normal levels over the next two years, as older and
previously impaired equipment constitute a smaller percentage of equipment sold.

Operating Expenses

Depreciation of rental and lease equipment increased to $24.5 million, or 41.1% of rental and lease revenues, in the first three quarters of fiscal 2005 from $22.8 million, or 43.6% of rental and lease revenues, in the first three quarters of fiscal
2004.  The increased depreciation expense reflects higher
expenditures for new rental and lease equipment that began in fiscal 2004.  The decreased ratio reflects revenues increasing in the current year at a rate higher than depreciation expense.

Costs of revenues other than depreciation decreased to $10.1 million in the first nine months of fiscal 2005, or 9.9%, from
$11.2 million in the first nine months of fiscal 2004.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased to 47.2% of equipment sales in the first nine months of fiscal 2005 from 57.6% of equipment sales in the first nine months of fiscal 2004.  The decrease in this percentage reflects the customer buyout transaction
described above.

Selling, general and administrative expenses decreased $3.0
million, or 11.9%, to $22.0 million in the first three quarters of fiscal 2005 as compared to $25.0 million in the first three quarters of fiscal 2004.  These expenses as a percentage of total revenues decreased from 35.5% in the first three quarters of fiscal 2004 to 26.9% in the first three quarters of fiscal 2005.
The decline in SG&A expenses is largely due to an accrual in the prior year for $2.3 million related to the retirement of our corporate President and Chief Operating Officer.  Also
contributing to the decline were reductions in personnel,
facility and freight costs, as well as lower bad debt expense.
Our total employee count is currently 242, a 6.7% decline from
February 29, 2004.

Interest and Investment Income

Net interest and investment income of $0.9 million for the first three quarters of fiscal 2005 was 15.1% lower than $1.1 million recorded in the first three quarters of the prior year, mainly as a result of decreased investments due to the $99.5 million
special distribution paid to common shareholders on January 14,
2004, partially offset by higher interest rates in fiscal 2005.

Income from Litigation Settlement

On June 12, 2004, when all contingencies expired, we recognized as other income $1.8 million related to funds received from a class action lawsuit.  There was no comparable income in same period of fiscal 2004.

Income Taxes

Our effective tax rate was 32.9% in the first three quarters of fiscal 2005, compared to 35.4% in the same period of fiscal 2004.
The current nine-month period and the corresponding period last year included reductions in the accrued liability for income taxes of $1.4 million and $.4 million, respectively, reflecting the recovery of tax reserves related to completed tax audits and closed tax audit years.

Liquidity and Capital Resources

During the last three years, our primary capital requirements have been purchases of rental and lease equipment.  We generally purchase equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental
equipment to meet existing and new customer demands.  During the last twelve months we experienced an increase in overall rental activity, including increases in rental rates.  To support some areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we increased purchases of equipment in the first nine months of fiscal 2005 over the comparable period in fiscal 2004.

On January 14, 2004, we paid a special distribution of $4 per share, or approximately $99.5 million to our shareholders of record on December 16, 2003.  Following this distribution, cash and cash equivalents have declined due to the higher level of equipment purchases, and further declines could result if current equipment purchase levels are sustained, we decide to pay another special distribution, pay regular dividends, finance another acquisition, or pursue other opportunities.  We have invested our cash balance in money market funds and marketable securities with maturities of less than 90 days.

During the first nine months of fiscal 2005 and fiscal 2004 net cash provided by operating activities was $35.5 million and $25.5 million, respectively.  The increase in fiscal 2005 is primarily the result of higher net income and deferred taxes related to bonus depreciation in the current year as compared to the same period in fiscal 2004.

During the nine months ended February 28, 2005 net cash used in investing activities was $43.3 million, compared to $29.9 million in the same period of fiscal 2004.  This increase is mostly
attributable to increased payments for the purchase of rental and lease equipment partially offset by decreased payments for the purchase of marketable securities.

During the first nine months of fiscal 2005 net cash flows from financing activities were not significant.  During the first nine months of fiscal 2004 net cash flows used in financing activities were $99.1 million, primarily due to the special distribution described above.

We have a $10.0 million revolving line of credit with an
institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and
general corporate requirements.  We have had no bank borrowings since the first quarter of fiscal 2001.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect the current views of our management with respect to future events and
financial performance; however, you should not put undue reliance on these statements.  We undertake no obligation to update or revise any forward-looking statements that are or may be affected by developments, which our management does not deem material.
When used in this Form 10-Q, the words "anticipate," "believes,"
"expects," "intends," "future," and other similar expressions identify forward-looking statements.  These forward-looking
statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  Although we
believe our management's assumptions are reasonable, nonetheless, it is likely that at least some of these assumptions will not come true.  Accordingly, our actual results will likely differ from the outcomes contained in any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations," and in
"Quantitative and Qualitative Disclosure About Market Risk
Related to Interest Rates and Currency Rates," as well as in our
Annual Report on Form 10-K for the year ended May 31, 2004
including the "Risk Factors" attached as Exhibit 99 to that
document, our Proxy Statement for our 2004 Annual Meeting of
Shareholders and our other filings with the Securities and
Exchange Commission.  Should one or more of the risks discussed, or any other risks, materialize, or should one or more of our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, expected or projected.

Item 3.  Quantitative and Qualitative Disclosures About Interest
Rates and Currency Rates

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we do not believe those risks to be material in relation to our operations.
We do not have any derivative financial instruments.

As of February 28, 2005 and May 31, 2004, cash and cash
equivalents included money market securities, and we had
investments in marketable securities. Due to the short-term
duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair
market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

We are also subject to risks associated with foreign currency rate fluctuations to the extent of financing arrangements for rented and leased equipment denominated in Canadian dollars or
Euros. We have determined that hedging of these assets is not cost effective and instead we attempt to minimize risks due to currency and exchange rate fluctuations through working capital management. We do not believe that any foreseeable change in currency rates would materially or adversely affect our financial position or results of operations.

Item 4: Controls and Procedures

(a) Evaluation of disclosure controls and procedures

Our management, with the participation of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange
Act of 1934 is recorded, processed, summarized and reported
within the time periods specified in the SEC's rules and forms.
A controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can
provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)  Change in Internal Control over Financial Reporting

No change in our internal control over financial reporting
occurred during our most recent fiscal quarter that has
materially affected, or is reasonably likely to materially
affect, our internal control over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None

Item 6.  Exhibits

(a) (* Indicates compensation plan, contract or arrangement)

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

10(A)(1)    The Electro Rent Corporation Employee Stock Ownership
            And Savings Plan, June 1, 1985 Restatement, and the
            Electro Rent Corporation Employee Stock Ownership And
            Savings Plan Trust Agreement, are incorporated by
            reference to Exhibits 10(A)-(1) and 10(A)-(2) of the
            Registrant's Annual Report (Form 10-K) for the fiscal
            year ended May 31, 1985. A copy of Amendment No. One
            to the Restated ESOP is incorporated by reference to
            Exhibit 10(A) of Registrant's Annual Report (Form 10-
            K) for the fiscal year ended May 31, 1987.*

10(A)(2)    A copy of the Electro Rent Corporation Employee Stock
            Ownership And Savings Plan, Restated As Of June 1,
            1989 is incorporated by reference to Exhibit 10(A) of
            the Annual Report (Form 10-K) for the fiscal year
            ended May 31, 1989.*

10(A)(3)    Copies of the following documents amending and
            supplementing the ESOSP and ESOP as heretofore
            amended are incorporated by reference to Exhibit
            10(A)-(1) to (7) of the Annual Report (Form 10-K) for
            the fiscal year ended May 31, 1995:

10(A)(4)    Adoption Agreement For The Vanguard Prototype 401(K)
            Savings Plan dated August 1, 1994.*

10(A)(5)    Electro Rent Corporation Savings Plan Trust Agreement
            dated September 1, 1994.*

10(A)(6)    Electro Rent Savings Plan Supplement To The Vanguard
            Prototype 401(K) Savings Plan Adoption Agreement
            dated September 24, 1994.*

10(A)(7)    Second Amendment To Electro Rent Corporation Employee
            Stock Ownership & Savings Plan (Restated As Of
            June 1, 1989) dated as of June 1, 1991*

10(A)(8)    Third Amendment To Electro Rent Corporation Employee
            Stock Ownership And Savings Plan (Restated As Of
            June 1, 1989) dated June 15, 1994*

10(A)(9)    Fourth Amendment To Electro Rent Corporation Savings
            Plan (Restated As Of June 1, 1989) dated September 1,
            1994*

10(A)(10)   Electro Rent Corporation Employee Stock Ownership
            Plan Trust
            Agreement dated September 1, 1994.*

10(A)(11)   A copy of the GE Rentals Supplement to the Vanguard
            Prototype 401(k) Savings Plan Adoption Agreement
            adopted October 10, 1997 is incorporated by reference
            to Exhibit 10(A) of the Annual Report (Form 10-K) for
            the fiscal year ended May 31, 1998.*

10(C)       A copy of the Electro Rent Corporation Supplemental
            Retirement Plan is incorporated by reference to
            Exhibit 10(C) of Registrant's Annual Report (Form 10-
            K) for the fiscal year ended May 31, 1987.*

10(D)(1)    The Executive Employment Agreement between the
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
            October 2001) is incorporated by reference to Exhibit
            10(D)-(1) of Registrant's Annual Report (Form 10-K)
            for the fiscal year ended May 31, 1993. A copy of
            Amendment No. 1 to the Amended and Restated Executive
            Employment Agreement, dated October 12, 2001 is
            incorporated by reference to Exhibit 10(D)-(1) of
            Registrant's Annual Report (Form 10-K) for the fiscal
            year ended May 31, 2003.*

10(D)(2)    The Executive Employment Agreement between the
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
            October 12, 2001. A copy of Executive Employment
            Agreement (Amended And Restated as of July 15, 1992,
            and as further amended as of October 2001) is
            incorporated by reference to Exhibit 10(D)-(1) of
            Registrant's Annual Report (Form 10-K) for the fiscal
            year ended May 31, 1993. A copy of Amendment No. 1 to
            the Amended and Restated Executive Employment
            Agreement, dated October 12, 2001 is incorporated by
            reference to Exhibit 10(D)(2) of the Registrant's
            Annual Report (Form 10-K) for the fiscal year ended
            May 31, 2002.*

10(D)(3)    Letter setting forth terms of retirement of William
            Weitzman, President and Chief Operating Officer, a
            copy of which is incorporated by reference to
            Exhibit 10(D)(3) of the Registrant's Current Report
            on Form 8-K for events occurring October 9, 2003.

10(E)(1)    A copy of the Electro Rent Corporation 1990 Stock
            Option Plan, the Electro Rent Corporation Stock
            Option Agreement (Incentive Stock Option) and the
            Electro Rent Corporation Stock Option Agreement
            (Nonstatutory Option) are incorporated by reference
            to Exhibits 10(E)-(1), 10(E)-(2) and 10(E)-(3),
            respectively to the Annual Report (Form 10-K) for the
            fiscal year ended May 31, 1990. A copy of Amendment
            Number One To Electro Rent Corporation 1990 Stock
            Option Plan adopted October 3, 1991 is incorporated
            by reference to Exhibit 10(E) of the Annual Report
            (Form 10-K) for the fiscal year ended May 31, 1992. A
            copy of Amendment Number Two To Electro Rent
            Corporation 1990 Stock Option Plan adopted April 11,
            1995 is incorporated by reference to Exhibit 10(E) of
            the Annual Report (Form 10-K) for the fiscal year
            ended May 31, 1995.*

10(E)(2)    A copy of the Electro Rent Corporation 1996 Stock
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
            Option Plan adopted November 1, 1996 is incorporated
            by reference to Exhibit 10(E) of the Annual Report
            (Form 10-K) for the fiscal year ended May 31, 1998.*

10(E)(3)    A copy of the Electro Rent Corporation 1996 Director
            Option Plan and the Electro Rent Corporation Stock
            Option Agreement for the 1996 Director Option Plan
            are incorporated by reference to Exhibits 10(E)-(4)
            and (5) respectively to the Annual Report (Form 10-K)
            for the fiscal year ended May 31, 1996.

10(E)(4)    Electro Rent Corporation 1996 Director Option Plan
            Amendment No. One is incorporated by reference to
            Exhibit 10(E) to the Annual Report (Form 10-K) for
            the fiscal year ended May 31, 2001.

10(E)(5)    A copy of the Electro Rent Corporation 2002 Employee
            Stock Option Plan, the Electro Rent Corporation Stock
            Option Agreement (Incentive Stock Options) and the
            Electro Rent Corporation Stock Option Agreement
            (Nonstatutory Stock Options) is incorporated by
            reference to Exhibit 10(E) of the Annual Report
            (Form 10-K) for the fiscal year ended May 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  March 24, 2005

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer