Form 10-K
period 2005-05-31
ELECTRO RENT CORP
filed 2005-08-15
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-9061
ELECTRO RENT CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA	95-2412961
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)
6060 Sepulveda Boulevard
Van Nuys, California 91411-2512
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (818) 786-2525
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in the Exchange Act Rule 12b-2). Yes ☑ No ☐.
The aggregate market value of the registrant’s Voting Stock, held by non-affiliates of the registrant, as of July 29, 2005, was $298,008,667.
Number of shares of Common Stock outstanding as of July 29, 2005: 25,103,241 shares.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Inside front cover and pages 10-18 and 19-35 of the Annual Report to Security Holders for the fiscal year ended May 31, 2005 (the “2005 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 6, 2005 (the “2005 Proxy Statement”).
CROSS REFERENCE SHEET
Showing Location in 2005 Annual Report
and 2005 Proxy Statement of Information
Required by Items of Form 10-K
PART II

Caption and Reference
	Form 10-K Item	in 2005 Annual Report
	Number and Caption	or 2005 Proxy Statement
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 35

6.	Selected Financial Data	Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 10-18

8.	Financial Statements and Supplementary Data	Annual Report pages 19-34

PART III

10.	Directors and Executive Officers of the Registrant	Proxy Statement pages 4-5

11.	Executive Compensation	Proxy Statement pages 10-17

12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3-4

13.	Certain Relationships and Related Transactions	Proxy Statement page 10

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
     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment. About 85% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio comprises personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our test and measurement equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our test and measurement equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2005. No significant portion of our revenues is currently derived from direct United States Government contracts.
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
▪	The acquisition cost for Electro Rent;

▪	Our estimates of current and future market demand for rentals;

▪	Our estimates of current and future supply of product;

▪	The book value of the product after depreciation and other impairment;

▪	Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

▪	Our estimates of the potential current and future sale prices.
     If we are unable to accurately predict market trends, or if demand for the equipment we supply declines, we can be left with large lots of equipment that we are unable to rent or sell for a profit. The Company assesses the carrying value of its equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and the Company was able to sell equipment that we had previously written down or that was older and more fully depreciated. Due in part to these events, the Company experienced greater than normal gross margins on equipment sales in fiscal 2005. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales.
     We improved profitability substantially in fiscal 2005, although organic growth was moderate, consistent with the economic environment. Focused, prudent growth continues to be a primary goal for fiscal 2006 and we intend to continue to evaluate growth and acquisition opportunities as they arise.
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
     At May 31, 2005, Electro Rent employed approximately 240 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.

Item 2. Properties.
     Electro Rent owns a building that houses it’s corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 40,600 square feet are currently leased to others. These tenant arrangements provide for all of the leased property to be available for our future needs.
     We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility houses our Illinois warehouse and service center.
     We own a building at 15385 Oxnard Street, Van Nuys, California, containing approximately 68,200 square feet. We use all of this space, except for 4,800 square feet that are currently being leased to others. This building houses our California warehouse and equipment calibration center.
     As of May 31, 2005 Electro Rent had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Detroit, Los Angeles, New York/Newark, San Francisco, Toronto and Washington/Baltimore.
     Electro Rent’s facilities aggregate approximately 312,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to three years for aggregate annual rentals of approximately $790,000 in fiscal 2005. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
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
PART II
Item 5. Market for the Registrant’s Common Equity and Related Stockholder Matters.
     Electro Rent’s Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2005, as quoted on NASDAQ, shareholder information and dividend information are set forth on page 35 of the 2005 Annual Report and are incorporated herein by reference.
     None of our preferred shares are issued or outstanding.
Item 6. Selected Financial Data.
     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of the 2005 Annual Report, is hereby incorporated by reference.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information appearing under the above caption on pages 10 to 18 of the 2005 Annual Report is hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
     The information appearing in the Risk Factors, filed with this 10-K as Exhibit 99(A), is hereby incorporated by reference.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP appearing on pages 19 to 34 of the 2005 Annual Report are hereby incorporated by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable
Item 9A. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fourth quarter of fiscal year 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of May 31, 2005, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitations on Effectiveness of Controls
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Electro Rent Corporation have been detected.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Electro Rent Corporation:
Van Nuys, California
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Electro Rent Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2005 of the Company and our report dated August 12, 2005 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 12, 2005
PART III
Item 10. Directors and Executive Officers of the Registrant.
     Information appearing in the 2005 Proxy Statement under the captions Election of Directors (pages 4 and 5), Executive Officers (page 5), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 10), and Transactions With Management (page 10), is hereby incorporated by reference.
Item 11. Executive Compensation.
     Information appearing in the 2005 Proxy Statement under the caption Executive Compensation (pages 10 to 17) is hereby incorporated by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information concerning the ownership of Electro Rent’s securities by its principal holders and its management is set forth in the 2005 Proxy Statement (pages 3 and 4), and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     Information appearing in the 2005 Proxy Statement under the caption Transactions With Management (page 10) is hereby incorporated by reference.
Item 14. Principal Accountant Fees and Services.
     Information appearing in the 2005 Proxy Statement under the caption Proposal 2 — Approval of Selection of Independent Auditors (page 19) is hereby incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following financial statements covered by the Consent of the Independent Registered Public Accounting Firm are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2005 Annual Report.

		2005 Annual
		Report
Item		Page Number
1.	Financial Statements

	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2005	19

	Consolidated Balance Sheets at May 31, 2005 and 2004	20

	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2005	21

	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2005	22

	Notes to Consolidated Financial Statements	23-33

	Report of Independent Registered Public Accounting Firm	34

(b) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.
Exhibit Index
(* Indicates compensation plan, contract or arrangement)

Exhibit
Number	Document Description

(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated

Exhibit
Number	Document Description
September 1, 1994.*

(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992), and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2003.*

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

(10)(D)(3)	Letter setting forth terms of retirement of William Weitzman, President and Chief Operating Officer, a copy of which is incorporated by reference to Exhibit 10(D)(3) of the Registrant’s Current Report on Form 8-K for events occurring October 9, 2003.

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Option) are incorporated by reference to Exhibits (10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of Amendment Number One To Electro Rent Corporation 1990 Stock Option Plan adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of Amendment Number Two To Electro Rent Corporation 1990 Stock Option Plan adopted April 11, 1995 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995.*

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent

Exhibit
Number	Document Description

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

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.

(11)	Statement re computation of per share earnings is incorporated by reference to the 2005 Annual Report, page 29.

(13)	2005 Annual Report. Only those portions of the 2005 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.
•	Genstar Rental Electronics, Inc., a Canadian corporation

•	ER International, Inc., a Delaware corporation

•	Electro Rent Asia, Inc., a California corporation

•	Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

(22)	Inside front cover and pages 10-18 and 19-35 of the 2005 Annual Report are appended hereto as Exhibit 22 hereof and are being electronically filed with this Form 10-K Annual Report.

(23)(A)	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

(31)(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

(31)(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)(A)	Section 1350 Certification by Principal Executive Officer

(32)(B)	Section 1350 Certification by Chief Financial Officer

(99)(A)	Risk Factors

(c) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2005 Annual Report by Rule 14a-3(b) (1):
None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules) of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 12, 2005.	By	/s/ Daniel Greenberg

Daniel Greenberg
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg	Chairman of the Board and	August 12, 2005

Daniel Greenberg	Chief Executive Officer

/s/ Craig R. Jones	Chief Financial Officer	August 12, 2005

Craig R. Jones

/s/ Gerald D. Barrone	Director	August 12, 2005

Gerald D. Barrone

/s/ Nancy Y. Bekavac	Director	August 12, 2005

Nancy Y. Bekavac

	Director	August , 2005

Karen J. Curtin

/s/ Joseph J. Kearns	Director	August 12, 2005

Joseph J. Kearns

/s/ S. Lee Kling	Director	August 12, 2005

S. Lee Kling

/s/James S. Pignatelli	Director	August 12, 2005

James S. Pignatelli