Form 10-Q
period 2005-08-31
ELECTRO RENT CORP
filed 2005-09-27
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended August 31, 2005 or

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

  Yes  X    No _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

  Yes  X    No _

Indicate by check mark whether the registrant is a shell company
(as defined in Rule 12b-2 of the Exchange Act).

  Yes      No X

The number of shares outstanding of the registrant's common stock as of September 12, 2005 was 25,175,340.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                         AUGUST 31, 2005

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
Months Ended August 31, 2005 and 2004 (Unaudited)

Condensed Consolidated Balance Sheets at                       4
August 31, 2005 and May 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Three Months Ended August 31, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               11
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              20
About Market Risk

Item 4.  Controls and Procedures                              20

Part II: OTHER INFORMATION                                    21

SIGNATURES                                                    22

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted except per share data)

                                                        Three Months Ended
                                                            August 31,
                                                         2005       2004
                                                       ---------- ----------

Revenues:
  Rentals and leases                                   $  21,156  $  19,608
  Sales of equipment
    and other revenues                                     5,394      6,011
                                                       ---------- ----------
    Total revenues                                        26,550     25,619
                                                       ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment                                    8,452      8,025
  Costs of revenues other
    than depreciation of
    rental and lease equipment                             2,663      3,160
  Selling, general and
    administrative expenses                                7,944      7,385
                                                       ---------- ----------
    Total operating expenses                              19,059     18,570
                                                       ---------- ----------
Operating profit                                           7,491      7,049
Interest and investment
  income, net                                                559        258
Income from litigation
  settlement                                                   0      1,758
                                                       ---------- ----------
Income before income taxes                                 8,050      9,065

Income taxes                                               3,065      3,438
                                                       ---------- ----------
Net income                                             $   4,985  $   5,627
                                                       ========== ==========
Earnings per share:
  Basic                                                    $0.20      $0.23
  Diluted                                                  $0.19      $0.22

Shares used in per
  share calculation:
  Basic                                                   25,119     24,900
  Diluted                                                 25,571     25,102

                              See accompanying notes to
                    condensed consolidated financial statements.

                                   Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Unaudited)(000's omitted)

                                       ASSETS

                                                       August 31,   May 31,
                                                          2005       2005
                                                       ---------- ----------

Cash and cash equivalents                              $  31,321  $  31,997
Marketable securities                                     48,970     48,800
Accounts receivable, net of allowance for
   doubtful accounts of $768 and $839                     11,561     10,548
Rental and lease equipment, net of accumulated
   depreciation of $133,154 and $133,170                 122,910    122,798
Other property, net of accumulated depreciation and
   amortization of $12,243 and $12,131                    15,626     15,722
Other                                                      3,475      3,357
                                                       ---------- ----------
                                                       $ 233,863  $ 233,222
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   6,832  $  13,983
  Accrued expenses                                         9,465      8,700
  Deferred revenue                                         2,895      2,768
  Deferred tax liability                                  13,950     12,754
                                                       ---------- ----------
    Total liabilities                                     33,142     38,205
                                                       ---------- ----------
Shareholders' equity:
  Preferred stock, $1 par - shares authorized 1,000,000;
    none issued
  Common stock, no par - shares authorized 40,000,000;
    issued and outstanding August 31, 2005 - 25,172,461;
    May 31, 2005 - 25,100,132                             22,357     21,638
  Retained earnings                                      178,364    173,379
                                                       ---------- ----------
    Total shareholders' equity                           200,721    195,017
                                                       ---------- ----------
                                                       $ 233,863  $ 233,222
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                   Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                        Three Months Ended
                                                            August 31,
                                                          2005       2004
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $   4,985  $   5,627
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                          8,693      8,246
    Provision for losses
      on accounts receivable                                  48          3
    Gain on sale of rental and lease equipment            (2,288)    (2,455)
    Income from litigation settlement                          0     (1,758)
    Deferred tax liability                                 1,196       (172)
    Change in operating assets and liabilities:
      Accounts receivable                                 (1,061)    (1,858)
      Other assets                                          (130)        39
      Accounts payable                                      (364)      (858)
      Accrued expenses                                       765      2,432
      Deferred revenue                                       127        488
                                                       ---------- ----------
      Net cash provided by operating activities           11,971      9,734
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment         4,338      4,968
  Payments for purchase of rental and lease equipment    (17,401)   (20,818)
  Purchases of marketable securities                        (170)    (6,075)
  Payments for purchase of other property                   (133)       (11)
                                                       ---------- ----------
      Net cash used in investing activities              (13,366)   (21,936)
                                                       ---------- ----------
Cash flows from financing activities:
  Tax benefit for stock options exercised                    140          0
  Proceeds from issuance of common stock                     579         36
                                                       ---------- ----------
      Net cash provided by
        financing activities                                 719         36
                                                       ---------- ----------
Net decrease in cash and cash equivalents                   (676)   (12,166)
Cash and cash equivalents at beginning of period          31,997     29,692
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  31,321  $  17,526
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

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC").  The condensed consolidated financial statements include the accounts of Electro Rent
Corporation and its wholly owned subsidiaries, Genstar Rental
Electronics, Inc., ER International, Inc. and Electro Rent
(Tianjin) Rental Co., Ltd.  (collectively "we", "us", or "our"
hereafter) as consolidated with the elimination of all
intercompany transactions.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the
United States of America have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the
audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.

The preparation of financial statements in conformity with
accounting principles generally accepted in the United States of
America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported
amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates, and results of operations for interim periods are not necessarily indicative of results for the full year.

Note 2: Stock-Based Compensation

At August 31, 2005, we had four stock option plans, which are described more fully in Note 12 in our 2005 Annual Report on Form
10-K.  We apply the intrinsic-value-based method prescribed by
Accounting Principles Board ("APB") Opinion No. 25, "Accounting
for Stock Issued to Employees," in accounting for employee stock options and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in Statement of Financial
Accounting Standards ("SFAS") No. 123 (as amended by SFAS No.
148), "Accounting for Stock-Based Compensation", had been
applied.  Had we determined compensation cost based on the fair value at the grant date for the company's stock options under
SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the three-month periods
presented:

                                 Three Months
                               Ended August 31,
                               ----------------
                                 2005     2004
                                -------  -------
Net income, as reported          $4,985   $5,627
Deduct: Total stock-based
  employee compensation
  expense determined
  under the fair value
  based method for all
  awards, net of
  related tax effects              (187)    (280)
                                -------  -------
Pro forma net income             $4,798   $5,347
                                =======  =======
Earnings per share:
  Basic, as reported              $0.20    $0.23
  Basic - pro forma               $0.19    $0.21

  Diluted, as reported            $0.19    $0.22
  Diluted - pro forma             $0.19    $0.21

On December 16, 2004, the Financial Accounting Standards Board
(FASB) issued SFAS No. 123R, "Share-Based Payment," requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.
This standard is effective for the first annual period beginning after June 15, 2005 and includes two transition methods.  Upon adoption, we will be required to use either the modified
prospective or the modified retrospective transition method.
Under the modified prospective method, awards that are granted, modified, or settled after the date of adoption should be
measured and accounted for in accordance with SFAS 123R.
Unvested equity-classified awards that were granted prior to the effective date should continue to be accounted for in accordance with SFAS 123, except that the Share-Based Payments must be
recognized in the income statement.  Under the modified
retrospective approach, the previously reported amounts are
restated (either to the beginning of the year of adoption or for all periods presented) to reflect the SFAS 123 amounts in the income statement.  We are currently evaluating the impact of this
FASB standard and the transitional reporting alternatives
described.

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
There were no impairment losses recorded during the three months ended August 31, 2005 and August 31, 2004.

Note 4: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $6,787 and $12,318 as of August 31, 2005 and
May 31, 2005, respectively, and $14,298 and $14,703 as of August
31, 2004 and May 31, 2004, respectively, which amounts have
previously been paid, or will be paid in the following periods.

Note 5: Sales-type Leases

We had certain customer leases providing bargain purchase
options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the
effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows at:

                                               August      May
                                                 31,       31,
                                                2005      2005
                                               ------    ------
Gross minimum lease payments receivable         $ 424     $ 586
Less - unearned interest                          (20)      (29)
                                               ------    ------
Net investment in sales-type lease              $ 404     $ 557
  receivables                                  ======    ======

Note 6: Segment Reporting and Related Disclosures

SFAS No. 131, "Disclosure about Segments of an Enterprise and
Related Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, our operations are treated as one operating segment.

Although we have only one operating segment, we have two groups of similar products:  test and measurement (T&M) and data
products (DP) equipment.  Our equipment pool, based on
acquisition cost, comprised $217,295 of T&M equipment and $38,769 of DP equipment at August 31, 2005, and $217,725 of T&M equipment and $38,243 of DP equipment at May 31, 2005.

Revenues for these product groups were as follows for the three months ended:

                                     T&M        DP      Total
                                   --------  --------  --------
         August 31, 2005
        -----------------
Rentals and leases                 $ 17,087   $ 4,069  $ 21,156
Sales of equipment and other
  Revenues                            4,696       698     5,394
                                   --------  --------  --------
                                   $ 21,783   $ 4,767  $ 26,550
                                   ========  ========  ========
         August 31, 2004
        -----------------
Rentals and leases                  $14,762    $4,846   $19,608
Sales of equipment and other
  Revenues                            5,714       297     6,011
                                   --------  --------  --------
                                    $20,476    $5,143   $25,619
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the first three months of fiscal 2005 or fiscal 2004.

Selected country information is presented below:

                               Three Months Ended
                                   August 31,
                                ----------------
Revenues: (1)                    2005      2004
---------                       -------   -------
U.S.                            $23,340  $ 22,631
Other (2)                         3,210     2,988
                                -------   -------
Total                          $ 26,550  $ 25,619
                                -------   -------

                                As of August 31,
                                ----------------
Net Long-Lived Assets: (3)       2005      2004
-------------------------      --------  --------
U.S.                           $126,862  $126,268
Other (2)                        11,674    12,252
                               --------  --------
Total                          $138,536  $138,520
                               --------  --------

(1) Revenues by country are based on the location of the
customer.

(2) Other consists of other foreign countries that individually account for less that 10% of the total revenues or assets.

(3) Net long lived-lived assets include rental and lease
equipment and other property, net of accumulated depreciation.

Note 7: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended August
31, 2005 and August 31, 2004:

                                  Three Months
                                 ended August 31,
                                  ---------------
                                   2005     2004
                                 -------  -------
Denominator:
  Denominator for basic
    earnings per
    share-weighted average
    common shares outstanding     25,119   24,900
  Effect of dilutive
    securities-options               452      202
                                 -------  -------
                                  25,571   25,102
                                 =======  =======
Net income                       $ 4,985   $5,627
Earnings per share:
  Basic                           $ 0.20   $ 0.23
  Diluted                         $ 0.19   $ 0.22

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses our financial condition as of
August 31, 2005 and May 31, 2005 and the results of operations for the three months ended August 31, 2005 and 2004, and cash flows for the three-month period ended August 31, 2005 and 2004.
This discussion should be read in conjunction with the
Management's Discussion and Analysis section included in our 2005
Annual Report on Form 10-K (pages 10-18) to which the reader is directed for additional information and the Risk Factors set forth in Exhibit 99 to that Report.

General

We generate revenues through the rental, lease and sale of
electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  For the first three months of fiscal 2006, 80.8% of rental and lease revenues were derived from T&M equipment.  This percentage has been increasing over the last four fiscal years and into the current quarter.
This has been a result of a steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in telecommunications,
aerospace and defense markets during fiscal 2005 and in the first three months of fiscal 2006.  Rental revenues comprised 80.2% of rental and lease revenue.  That percentage has also been
increasing over the last four years due to a significant decline in personal computer leasing activity, and the increase in rental activity that began in fiscal 2005.

A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace, defense, electronics and telecommunications industries.  We believe that a large part of our T&M equipment is used in research and development
activities.  We also rent equipment to companies of various sizes representing a cross-section of American industry.

The profitability of our business also depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment.  We seek to acquire new and used equipment at attractive prices for the purpose of deriving a profit from a combination of renting and/or selling such equipment.  The sale of equipment, either after acquisition or after it has been
rented, can comprise a significant portion of revenues and
operating profit.  To maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment's historical and projected life cycle.  In doing so, we must compare our
estimate of potential profit from rental with the potential
profit from the product's immediate sale and replacement with new or other equipment.  In our analysis, we assume depreciation and impairment of equipment based on projected performance and
historical levels, although historical trends are not necessarily indicative of future trends.  Our overall equipment management is complex and our product strategy can change during a product's lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches.  Our strategic equipment decisions are based on the following
fundamentals:

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

If we are unable to accurately predict market trends, or if
demand for the equipment we supply declines, we can be left with large lots of inventory that we are unable to rent or sell for a profit.  We assess the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are
present.  When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated.
Due in part to these events, we experienced greater than normal gross margins on equipment sales in fiscal 2005 and in the first three months of fiscal 2006.  We intend to maintain our equipment management strategy, and, accordingly, we expect that gross
margins on sales will return to normal historical levels of 40%
to 45% as older and previously impaired equipment constitute a smaller percentage of sales.

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

On May 2, 2005, we announced that we have received what we
believe to be one of the first licenses for a wholly foreign-
owned equipment rental business in China.  With the license
awarded by the Tianjin Economic-Technological Development Area
(TEDA), our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005.

PROFITABILITY AND KEY BUSINESS TRENDS

During fiscal 2005 and the first quarter of fiscal 2006, we
improved operating profit in each quarter as compared to the same respective quarter in the prior year.  Improved gross profit on equipment sales, higher asset levels on rent, and higher rental yields led to this improvement.

During fiscal 2005, we began to focus on core T&M and DP markets.
Organic growth for the first quarter of fiscal 2006 has been modest, consistent with the economic environment.  Focused,
prudent growth continues to be a primary goal for fiscal 2006.

Our profitability measurements are presented in the table below for the three months ended August 31, 2005 and 2004:

                                             2005     2004
                                             ----     ----
Net income per diluted common share (EPS)   $0.19    $0.22
Net income as a percentage of
  average assets                              8.4%    10.7%
Net income as a percentage of average
  equity                                      9.9%    13.1%

T&M rental and lease activity increased from the first quarter of
2005 to the first quarter of fiscal 2006, reflecting the
strengthening global economy.  However, DP lease demand continued
to be weak and rental and lease rates remained competitive in fiscal 2006.

The amount of equipment on rent, based on acquisition cost,
decreased from $114.3 million at August 31, 2004, to $110.8
million at August 31, 2005.  Acquisition cost of equipment on lease decreased from $40.0 million at August 31, 2004, to $37.9 million at August 31, 2005.  Utilization for our T&M equipment pool, again based on acquisition cost, decreased from 64% at
August 31, 2004, to 62% at August 31, 2005.  This reflects our strategy during fiscal 2005 to make aggressive new equipment purchases in order to add depth to core product groups and
fulfill more customer orders.  Utilization of our DP equipment pool decreased from 72% to a more normal 60% over the same
period, reflecting the loss of two significant data products customers during the third quarter of fiscal 2005.

During the same period, monthly rental rates for T&M and DP
equipment increased by 8.8% and 15.8% respectively, while monthly
T&M lease rates decreased by 3.7% and monthly DP lease rates increased by 6.7%.  There were no impairment losses recorded during the three months ended August 31, 2005 and August 31,
2004.

We believe that demand for rental electronic equipment should improve provided the U.S. economy continues to recover.  Also, any increased defense spending on advanced weapons and
intelligence systems should benefit our business.  While those developments continue to unfold, however, we will strive to
operate the business efficiently at the prevailing activity
levels.

The following table shows the revenue and income trends over the last five quarters (in thousands):

                                Three Months Ended
                               -------------------
                      Aug.   May 31,   Feb.    Nov.     Aug.
                      31,               28,     30,      31,
                      2005    2005     2005    2004     2004
                               (1)      (2)     (3)      (4)
                     ------  ------   ------  ------   ------
Rentals and leases   $21,156 $20,772  $18,846 $21,031  $19,608
Sales of equipment
  and other
  revenues             5,394   4,946    9,936   6,466    6,011
Net income             4,985   5,467    6,945   6,226    5,627

(1) For the three months ended May 31, 2005, income taxes were reduced by $1,123 due to a change in estimated liability.

(2) For the three months ended February 28, 2005, income taxes were reduced by $699 due to a change in estimated liability.

(3) For the three months ended November 30, 2004, income taxes were reduced by $655 due to a change in estimated liability.

(4) For the three months ended August 31, 2004, net income
included $1.8 million (pre-tax) related to funds received from a class action lawsuit.

Critical Accounting Policies and Estimates

The preparation of condensed financial statements in conformity with accounting principles generally accepted in the United
States of America ("generally accepted accounting principles")
requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets
including rental and lease equipment, allowance for doubtful accounts and income taxes.  These estimates are based on
management's historical experience and on various other
assumptions believed to be reasonable under the circumstances.
Actual results may differ from these estimates under different assumptions or conditions.  Management believes, however, that the estimates, including those for the above-listed items, are reasonable.

Management believes the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:

Asset lives and depreciation methods:  Our primary business
involves the purchase and subsequent rental and lease of long-
lived electronic equipment.  Management has chosen asset lives that it believes correspond to the economic lives of the related assets.  Management has chosen depreciation methods that it
believes match our benefit from the assets with the associated costs.  These judgments have been made based on management's expertise in each equipment type that we carry.  If the asset life and depreciation method chosen do not reduce the book value of the asset to at least our potential future cash flows from the asset, we would be required to record an impairment loss.  For new equipment, depreciation methods and useful lives are periodically reviewed and revised as deemed appropriate.

Impairment of long-lived assets: On a quarterly basis, management reviews the carrying value of our rental and lease equipment to determine if the carrying value of the assets may not be
recoverable due to current and forecasted economic conditions.
This requires management to make estimates related to future cash flows from the assets and to determine whether any deterioration is temporary or permanent.  If these estimates or the related assumptions change in the future, management may be required to record additional impairment charges.

Allowance for doubtful accounts and equipment losses:  We
maintain allowances for doubtful accounts for estimated losses resulting from the inability of customers to pay our invoices.
We also maintain an allowance for estimated losses resulting from the inability of customers to pay for lost equipment.  These estimates are primarily based on the amount of time that has lapsed since the related payments were due as well as specific knowledge related to the ability of customers to make the
required payments.  If the financial condition of our customers were to deteriorate, additional allowances could be required that would reduce income.  Conversely, if the financial condition of the customers were to improve or if legal remedies to collect past due amounts were more successful than expected, the
allowances for doubtful accounts and equipment losses may need to be reduced and income would be increased.

Income Taxes: As part of the process of preparing our
consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in
determining the provision for income taxes and deferred tax
assets and liabilities.  This process involves management
estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of
items, such as depreciation and amortization, for tax and
accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our
consolidated balance sheet.  We then assess the likelihood that our deferred tax assets will be recovered.  To the extent
management believes that recovery is not likely, we establish a valuation allowance.  Management determined that a valuation allowance of $58 was required as of August 31, 2005 for the
deferred tax amount arising from operations in China.

Results of Operations

Comparison of Three Months Ended August 31, 2005
and August 31,2004

Revenues

Total revenues for the three months ended August 31, 2005 rose
$0.9 million, or 3.6%, to $26.6 million, compared to $25.6
million in the same period in the prior year.  The increase in total revenues was due to a 7.9% increase in rental and lease revenues which was offset by a 10.3% decrease in sales of
equipment and other revenues.

Rental and lease revenues in the first quarter of fiscal 2006 increased 7.9% to $21.2 million from $19.6 million in the same period of the prior year.  This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe stems from the general economic recovery.

Sales of equipment and other revenues decreased 10.3% to $5.4 million in the first quarter of fiscal 2006, from $6.0 million in the first quarter of fiscal 2005.  This decrease is largely due to the liquidation of a substantial amount of lower-utilized equipment during the last two years, which left less equipment available for sale in the current fiscal year.

We sell used equipment as a normal part of our rental business.
However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales decreased to
$2.3 million in the first quarter of fiscal 2006 from $2.5
million a year ago.  At the same time, the gross margin
percentage increased to 52.8%, in the first quarter of fiscal
2006, compared to 49.4%, in the first quarter of fiscal 2005.
The decline in gross margin reflects the lower level of equipment available for sale, while the increase in the gross margin
percentage indicates that the equipment sold was either more fully depreciated than in the prior year, or had been written down due to impairment.  In fiscal 2005 and continuing into the current quarter, our gross margin percentage has been relatively high.  However, we expect that it will return to more normal levels of 40% to 45% over the next two years, as older and
previously impaired equipment constitute a smaller percentage of equipment sold.

Operating Expenses

Depreciation of rental and lease equipment increased to $8.5 million, or 40.0% of rental and lease revenues, in the first quarter of fiscal 2006, from $8.0 million, or 40.9% of rental and lease revenues, in the first quarter of fiscal 2005.  The
increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2004 and fiscal
2005, while the lower ratio reflects increased revenues in the current period.

Costs of revenues other than depreciation decreased 15.7% to $2.7 million in the first quarter of fiscal 2006, from $3.2 million in the third quarter of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased to 47.2% of equipment sales in the first quarter of fiscal 2006, from 50.6% of equipment sales in the first
quarter of fiscal 2005.  The decrease in this percentage is
generally due to a greater portion of equipment that was sold in fiscal 2006 which was more fully depreciated or had been
previously written down.

Selling, general and administrative expenses increased 7.6% to
$7.9 million in the first quarter of fiscal 2006 million, as compared to $7.4 million in the first quarter of fiscal 2005.
This reflects expenditures for the development of foreign
operations in the current fiscal year as well as higher costs, as compared to last year, for Sarbanes-Oxley compliance.  These expenses as a percentage of total revenues increased to 29.9% in the first quarter of fiscal 2006 from 28.8% in the first quarter of fiscal 2005.

Interest and Investment Income, Net

Net interest and investment income of $.6 million for the first quarter of fiscal 2006 was about twice the $.3 million recorded in the first quarter of fiscal 2005.  This largely reflects
increases in prevailing money-market interest rates.

Income from Litigation Settlement

In the first quarter of fiscal 2005, when all contingencies
expired, the Company recognized as other income $1.8 million related to funds received from a class action lawsuit.  There was no comparable income in the current year period.

Income Taxes

Our effective tax rate was 38.1% in the first quarter of fiscal
2006, compared to 37.9% for the same period in fiscal 2005.  The effective tax rate increased primarily as a result of the
valuation allowance for the U.S. tax benefit of operations in
China.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital
requirements have been purchases of rental and lease equipment.
We generally purchase equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  To support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $17.4 million of rental and lease equipment during the first quarter of fiscal 2006.  This amount was 16.4% lower than the comparable figure in the prior year.

On January 14, 2004, we paid a special distribution of $4.00 per outstanding common share, which totaled $99.5 million.  Following this distribution, cash, cash equivalents and marketable
securities remained relatively stable.  We expect that the level of these liquid assets will begin to increase, unless equipment purchases increase in response to demand, or we decide to buy back additional shares of our common stock, pay another special distribution, pay dividends, finance another acquisition, or pursue other opportunities.  We have invested our cash balance in money market funds and other instruments with maturities of less than 90 days.

During the first three months of fiscal 2006 and fiscal 2005 net cash provided by operating activities was $12.0 million and $9.7 million, respectively.  This increase is primarily due to the prior year recognition of non-cash income from a litigation settlement.

During the three months ended August 31, 2005 net cash used in investing activities was $13.4 million, compared to $21.9 million in the same period of fiscal 2005.  This decrease is mostly
attributable to lower payments for the purchase of rental and lease equipment and marketable securities.

Net cash flows from financing activities were higher in the first quarter of fiscal 2006 as compared the same period last year, due to a greater amount of stock options that were exercised.

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
When used in this Form 10-Q, the words "anticipate," "believes,"
"expects," "intends," "future," and other similar expressions identify forward-looking statements.  These forward-looking
statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  We believe our management's assumptions are reasonable; nonetheless, it is
likely that at least some of these assumptions will not come true.  Accordingly, our actual results will likely differ from the outcomes contained in any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of
Financial Condition and Results of Operations," and in
"Quantitative and Qualitative Disclosure About Market Risk
Related to Interest Rates and Currency Rates," as well as in our
Annual Report on Form 10-K for the year ended May 31, 2005
including the "Risk Factors" attached as Exhibit 99 to that
document, our Proxy Statement for our 2005 Annual Meeting of
Shareholders and our other filings with the Securities and
Exchange Commission.  Should one or more of the risks discussed, or any other risks, materialize, or should one or more of our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, expected or projected.

Item 3.  Quantitative and Qualitative Disclosures About Interest
Rates and Currency Rates

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we do not believe those risks to be material in relation to our operations.
We do not have any derivative financial instruments.

As of August 31, 2005 and May 31, 2005, cash and cash equivalents included money market securities, and we had investments in
marketable securities.  Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our
securities portfolio.

We are also subject to risks associated with foreign currency rate fluctuations to the extent of financing arrangements for rented and leased equipment denominated in Canadian dollars, euros and Chinese yuan.  We have determined that hedging of these assets is not cost effective and instead we attempt to minimize risks due to currency and exchange rate fluctuations through working capital management.  We do not believe that any
foreseeable change in currency rates would materially or
adversely affect our financial position or results of operations.

Item 4: Controls and Procedures

Our management, with the participation of our Chief Executive
Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-
15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive
Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the
Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange
Commission's rules and forms.

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

DATED:  September 22, 2005

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer