Form 10-Q
period 2005-11-30
ELECTRO RENT CORP
filed 2005-12-19
CIK 32166

               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549
                            FORM 10-Q

     (Mark One)

     [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

     For the quarterly period ended November 30, 2005 or

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

  Yes      No X

The number of shares outstanding of the registrant's common stock as of December 6, 2005 was 25,385,933.

                    ELECTRO RENT CORPORATION

                            FORM 10-Q

                        NOVEMBER 30, 2005

TABLE OF CONTENTS                                           Page

Part I: FINANCIAL INFORMATION                                  3

Item 1. Financial Statements                                   3

Condensed Consolidated Statements of Income for the Three      3
and Six Month Periods Ended November 30, 2005 and 2004
(Unaudited)

Condensed Consolidated Balance Sheets at                       4
November 30, 2005 and May 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the        5
Six Months Ended November 30, 2005 and 2004 (Unaudited)

Notes to Condensed Consolidated Financial Statements           6
(Unaudited)

Item 2. Management's Discussion and Analysis of               12
Financial Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures              23
About Market Risk

Item 4.  Controls and Procedures                              23

Part II: OTHER INFORMATION                                    24

SIGNATURES                                                    27

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted, except per share data)

                                  Three Months Ended    Six Months Ended
                                     November 30,          November 30,
                                   2005       2004       2005       2004
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  22,005  $  21,031  $  43,161  $  40,639
  Sales of equipment
    and other revenues               5,996      6,466     11,390     12,477
                                 ---------- ---------- ---------- ----------
    Total revenues                  28,001     27,497     54,551     53,116
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              8,664      8,466     17,116     16,491
  Costs of revenues other
    than depreciation of
    rental and lease equipment       3,068      3,235      5,731      6,395
  Selling, general and
    administrative expenses          8,003      7,171     15,947     14,556
                                 ---------- ---------- ---------- ----------
    Total operating expenses        19,735     18,872     38,794     37,442
                                 ---------- ---------- ---------- ----------
Operating profit                     8,266      8,625     15,757     15,674
Interest and investment
  income, net                          597        304      1,156        562
Income from litigation
  settlement                             0          0          0      1,758
                                 ---------- ---------- ---------- ----------
Income before income taxes           8,863      8,929     16,913     17,994

Income taxes                         3,244      2,703      6,309      6,141
                                 ---------- ---------- ---------- ----------
Net income                       $   5,619  $   6,226  $  10,604  $  11,853
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.22      $0.25      $0.42      $0.48
  Diluted                            $0.22      $0.25      $0.41      $0.47

Shares used in per
  share calculation:
  Basic                             25,320     24,917     25,219     24,909
  Diluted                           25,672     25,295     25,621     25,195

                              See accompanying notes to
                    condensed consolidated financial statements.

                                       Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(000's omitted, except share data)

                                       ASSETS

                                                      November 30,  May 31,
                                                          2005       2005
                                                       ---------- ----------

Cash and cash equivalents                              $  36,575  $  31,997
Marketable securities                                     45,770     48,800
Accounts receivable, net of allowance for
   doubtful accounts of $760 and $839                     13,329     10,548
Rental and lease equipment, net of accumulated
   depreciation of $133,209 and $133,170                 128,153    122,798
Other property, net of accumulated depreciation and
   amortization of $12,321 and $12,131                    15,502     15,722
Other                                                      3,234      3,357
                                                       ---------- ----------
                                                       $ 242,563  $ 233,222
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   8,511  $  13,983
  Accrued expenses                                         8,776      8,700
  Deferred revenue                                         2,995      2,768
  Deferred tax liability                                  14,056     12,754
                                                       ---------- ----------
    Total liabilities                                     34,338     38,205
                                                       ---------- ----------
Shareholders' equity:
  Preferred stock, $1 par - shares authorized 1,000,000;
    none issued
  Common stock, no par - shares authorized 40,000,000;
    issued and outstanding November 30, 2005 - 25,379,666;
    May 31, 2005 - 25,100,132                             24,315     21,638
  Retained earnings                                      183,910    173,379
                                                       ---------- ----------
    Total shareholders' equity                           208,225    195,017
                                                       ---------- ----------
                                                       $ 242,563  $ 233,222
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                       Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                         Six Months Ended
                                                            November 30,
                                                          2005       2004
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $  10,604  $  11,853
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         17,611     16,939
    Provision for losses
      on accounts receivable                                  48       (194)
    Gain on sale of rental and lease equipment            (4,721)    (4,993)
    Income from litigation settlement                          0     (1,758)
    Deferred tax liability                                 1,302      2,850
    Tax benefit for stock options exercised                  140        307
    Change in operating assets and liabilities:
      Accounts receivable                                 (2,829)    (2,950)
      Other assets                                            98        230
      Accounts payable                                       295       (336)
      Accrued expenses                                        76      2,230
      Deferred revenue                                       227        531
                                                       ---------- ----------
      Net cash provided by operating activities           22,851     24,709
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment         9,325     10,344
  Payments for purchase of rental and lease equipment    (32,842)   (41,248)
  Net sales (purchases) of marketable securities           3,030     (6,400)
  Payments for purchase of other property                   (250)      (144)
                                                       ---------- ----------
      Net cash used in investing activities              (20,737)   (37,448)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   2,546          0
  Payment for repurchase of common stock                     (82)         0
                                                       ---------- ----------
      Net cash provided by
        financing activities                               2,464          0
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents       4,578    (12,739)
Cash and cash equivalents at beginning of period          31,997     29,692
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  36,575  $  16,953
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

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and
Exchange Commission (the "SEC").  The condensed consolidated financial statements include the accounts of Electro Rent
Corporation and its wholly owned subsidiaries, Genstar Rental
Electronics, Inc., ER International, Inc., Electro Rent Europe
NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental
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

Note 2: Stock-Based Compensation

At November 30, 2005, we had five stock option plans, four of which are referenced in Note 12 in our 2005 Annual Report on Form
10 K and the fifth, the 2005 Equity Incentive Plan, is referred to under Part II, Item 4.  We apply the intrinsic-value-based method prescribed by Accounting Principles Board ("APB") Opinion
No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options and provide pro forma net income and pro forma earnings per share disclosures for employee stock
option grants as if the fair-value-based method, defined in
Statement of Financial Accounting Standards ("SFAS") No. 123 (as
amended by SFAS No. 148), "Accounting for Stock-Based
Compensation", had been applied.  Had we determined compensation cost based on the fair value at the grant date for the company's stock options under SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the six-
month periods presented:

                                 Three Months        Six Months
                                     Ended              Ended
                                 November 30,       November 30,
                               ----------------   ----------------
                                 2005     2004     2005      2004
                                -------  -------  -------   -------
Net income, as reported          $5,619   $6,226  $10,604   $11,853

Deduct: Total stock-based
  employee  compensation
  expense determined
  under the fair value
  based method for all
  awards, net of
  related tax  effects             (194)    (284)    (381)     (564)
                                -------  -------  -------   -------
Proforma net income              $5,425   $5,942  $10,223   $11,289

                                =======  =======  =======   =======
Earnings per share:
  Basic, as reported              $0.22    $0.25    $0.42     $0.48
  Basic, pro forma                $0.21    $0.24    $0.41     $0.45

  Diluted, as reported            $0.22    $0.25    $0.41     $0.47
  Diluted, pro forma              $0.21    $0.23    $0.40     $0.45

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
There were no impairment losses recorded during the six months ended November 30, 2005 and November 30, 2004.

Note 4: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $6,551 and $12,318 as of November 30, 2005 and
May 31, 2005, respectively, and $7,254 and $14,703 as of November
30, 2004 and May 31, 2004, respectively, which amounts have
previously been paid, or will be paid in the following periods.

Note 5: Sales-type Leases

We had certain customer leases providing bargain purchase
options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the
effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows at:

                                              November    May
                                                 30,       31,
                                                2005      2005
                                                ------    ------
Gross minimum lease payments receivable         $ 306     $ 586
Less - unearned interest                          (15)      (29)
                                                ------    ------
Net investment in sales-type lease              $ 291     $ 557
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

Although we have only one operating segment, we have two groups of similar products:  test and measurement (T&M) and data
products (DP) equipment.  Our equipment pool, based on
acquisition cost, comprised $222,454 of T&M equipment and $38,908 of DP equipment at November 30, 2005, and $217,725 of T&M
equipment and $38,243 of DP equipment at May 31, 2005.

Revenues for these product groups were as follows for the three months ended November 30:

                                     T&M        DP      Total
                                   --------  --------  --------
              2005
              ----
Rentals and leases                 $ 17,725   $ 4,280  $ 22,005
Sales of equipment and other
  Revenues                            5,330       666     5,996
                                   --------  --------  --------
                                   $ 23,055   $ 4,946  $ 28,001
                                   ========  ========  ========
              2004
              ----
Rentals and leases                 $ 15,974   $ 5,057  $ 21,031
Sales of equipment and other
  Revenues                            6,197       269     6,466
                                   --------  --------  --------
                                   $ 22,171   $ 5,326  $ 27,497
                                   ========  ========  ========

Revenues for these product groups were as follows for the six months ended November 30:

                                     T&M        DP      Total
                                   --------  --------  --------
              2005
              ----
Rentals and leases                 $ 34,812   $ 8,349  $ 43,161
Sales of equipment and other
  Revenues                           10,026     1,364    11,390
                                   --------  --------  --------
                                   $ 44,838   $ 9,713  $ 54,551
                                   ========  ========  ========
              2004
              ----
Rentals and leases                  $30,736    $9,903   $40,639
Sales of equipment and other
  Revenues                           11,910       567    12,477
                                   --------  --------  --------
                                    $42,646   $10,470   $53,116
                                   ========  ========  ========

No single customer accounted for more than 10% of total revenues during the second quarter and first six months of fiscal 2005 or fiscal 2004.

Selected country information is presented below:

                    Three Months     Six Months Ended
                   Ended November      November 30,
                         30,
                  ----------------   ----------------
Revenues: (1)       2005     2004     2005     2004
---------          -------  -------  -------  -------
U.S.               $25,336  $24,760  $48,676  $47,391
Other (2)            2,665    2,737    5,875    5,725
                   -------  -------  -------  -------
Total              $28,001  $27,497  $54,551  $53,116
                   =======  =======  =======  =======

                               As of November 30,
                                ----------------
Net Long-Lived Assets: (3)       2005      2004
-------------------------      --------  --------
U.S.                           $132,345  $126,092
Other (2)                        11,310    12,428
                                -------   -------
Total                          $143,655  $138,520
                                =======   =======

(1) Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2) Other consists of other foreign countries that individually account for less that 10% of the total revenues or assets.

(3) Net long lived-lived assets include rental and lease
equipment and other property, net of accumulated depreciation.

Note 7: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended
November 30, 2005 and November 30, 2004:

                                   Three Months       Six Months
                                       ended             ended
                                  ---------------  ---------------
                                   Nov.     Nov.     Nov.     Nov.
                                    30,      30,      30,      30,
                                   2005     2004     2005     2004
                                  -------  -------  -------  -------
Denominator:
  Denominator for basic           25,320   24,917   25,219   24,909
    earnings per
    share-weighted average
    common shares outstanding
  Effect of dilutive                 352      378      402      286
    securities-options
                                 -------  -------  -------  -------
                                  25,672   25,295   25,621   25,195
                                 =======  =======  =======  =======
Net income                        $5,619   $6,226  $10,604  $11,853

Earnings per share:
  Basic                           $ 0.22   $ 0.25   $ 0.42   $ 0.48
  Diluted                         $ 0.22   $ 0.25   $ 0.41   $ 0.47

Note 8: Income Taxes

Electro Rent Corporation regularly evaluates its tax risks as required by Financial Accounting Standards Board Statement of
Financial Accounting Standards No. 5.  The three and six month periods ended November 30, 2005 and 2004 include reductions in the accrued liability for income taxes of $204 and $655,
respectively, reflecting the expiration of specific risks related to closed tax audit years.

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

The following discussion addresses our financial condition as of
November 30, 2005 and May 31, 2005 and the results of operations for the three and six month periods ended November 30, 2005 and
2004, and cash flows for the six-month period ended November 30,
2005 and 2004.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in our 2005 Annual Report on Form 10-K (pages 10-18) to which the reader is directed for additional information and the Risk
Factors set forth in Exhibit 99 to that Report.

General

We generate revenues through the rental, lease and sale of
electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.  For the first six months of fiscal 2006, 80.7% of rental and lease revenues were derived from T&M equipment.  This percentage has been increasing over the last three fiscal years due to the steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in
telecommunications, aerospace and defense markets.  However, it appears that DP revenues are beginning to stabilize.  For the first six months of fiscal 2006, rental revenues comprised 79.1%
of rental and lease revenue.  That percentage has also been
increasing over the last three years due to a significant decline in personal computer leasing activity, and an increase in rental activity that began in fiscal 2005.

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

-  Our acquisition cost;

-  Our estimates of current and future market demand for
rentals;

-  Our estimates of current and future supply of product;

-  The book value of the product after depreciation and other impairment;

-  Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

-  Our estimates of the potential current and future sale
prices.

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
Due in part to these events, we experienced greater than normal gross margins on equipment sales in fiscal 2005 and in the first six months of fiscal 2006.  We intend to maintain our equipment management strategy, and, accordingly, we expect that gross
margins on sales will return to normal historical levels of 40%
to 45% as older and previously impaired equipment constitute a smaller percentage of sales.

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

-  Net income per diluted common share (EPS);

-  Net income as a percentage of average assets; and

-  Net income as a percentage of average equity.

On May 2, 2005, we announced that we have received what we
believe to be one of the first licenses for a wholly foreign-
owned equipment rental business in China.  With the license
awarded by the Tianjin Economic-Technological Development Area
(TEDA), our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005.

On October 3, 2005, we announced that we acquired a small Belgium
T&M equipment rental company.  The purchase price was
approximately $75.  Our expansion into Europe and recent entry into China are part of our strategy for becoming a global
provider of rental and leasing services.

PROFITABILITY AND KEY BUSINESS TRENDS

Consistent with the economic environment for the first six months of fiscal 2006, our organic growth was modest, with revenues rising by 2.7% to $54,551 from the prior year period.  In
addition, our operating profit for the first six months of fiscal
2006 was slightly higher (0.5%) than in the comparable prior year period, as higher revenues were offset by increased depreciation and costs for the development of foreign operations, while net income declined by 10.5% due to a higher tax rate in the current year period.

Our profitability measurements are presented in the table below for the six months ended November 30, 2005 and 2004:

                                             2005     2004
                                             ----     ----
Net income per diluted common share (EPS)  $ 0.41    $0.47

Net income as a percentage of
  average assets                             9.3%    11.3%
Net income as a percentage of average
  equity                                    10.9%    13.6%

T&M rental and lease activity increased from the first six months of 2005 to the first six months of fiscal 2006, reflecting the strengthening global economy.  However, DP lease demand continued
to be weak and rental and lease rates remained competitive in fiscal 2006.

The amount of equipment on rent, based on acquisition cost,
increased from $108.5 million at November 30, 2004, to $116.2 million at November 30, 2005.  Acquisition cost of equipment on lease increased from $41.2 million at November 30, 2004, to $41.6 million at November 30, 2005.  Utilization for our T&M equipment pool, again based on acquisition cost, increased from 60.8% at
November 30, 2004, to 62.7% at November 30, 2005.  This reflects strengthening demand for rental and lease equipment.  Over the same period, utilization of our DP equipment pool decreased from a historically high level of 58.3% to a level of 54.7%,
reflecting the loss of two significant data products customers during the third quarter of fiscal 2005.

During the same six-month periods, monthly rental rates compared to acquisition cost for T&M and DP equipment were relatively unchanged, while monthly T&M lease rates compared to acquisition cost decreased by 3.7% and monthly DP lease rates compared to acquisition cost increased by 8.7%.  We did not record any
impairment losses during either of the six months ended November
30, 2005 or November 30, 2004.

We believe that demand for rental electronic equipment should improve provided the U.S. economy continues to grow.  Also, any increased defense spending on advanced weapons and intelligence systems should benefit our business.  While those developments continue to unfold, however, we will strive to operate the
business efficiently at the prevailing activity levels.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

                                Three Months Ended
                               -------------------
                      Nov.    Aug.    May 31,  Feb.     Nov.
                      30,      31,              28,      30,
                      2005    2005     2005    2005     2004
                     ------  ------   ------  ------   ------
Rentals and leases   $22,005 $21,156  $20,772 $18,846  $21,031

Sales of equipment
  and other
  revenues             5,996   5,394    4,946   9,936    6,466

Operating profit       8,266   7,491    6,588   9,623    8,625

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

Income Taxes: As part of the process of preparing our
consolidated financial statements, management is required to estimate income taxes in each of the jurisdictions in which we operate.  Significant management judgment is required in
determining the provision for income taxes and deferred tax
assets and liabilities.  This process involves management
estimating actual current tax exposure together with assessing temporary differences resulting from differing treatment of
items, such as depreciation and amortization, for tax and
accounting purposes.  These differences result in deferred tax assets and liabilities, which are included within our
consolidated balance sheet.  We then assess the likelihood that our deferred tax assets will be recovered.  To the extent
management believes that recovery is not likely, we establish a valuation allowance.  Management determined that a valuation allowance of $98 was required as of November 30, 2005 for the deferred tax amount arising from operations in China.

Results of Operations

Comparison of Three Months Ended November 30, 2005 and
November 30, 2004

Revenues

Total revenues for the three months ended November 30, 2005 rose
$0.5 million, or 1.8%, to $28.0 million, compared to $27.5
million in the same period in the prior year.  The increase in total revenues was due to a 4.6% increase in rental and lease revenues which was offset by a 7.2% decrease in sales of
equipment and other revenues.

Rental and lease revenues in the second quarter of fiscal 2006 increased 4.6% to $22.0 million from $21.0 million in the same period of the prior year.  This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe stems from the general economic expansion.

Sales of equipment and other revenues decreased 7.2% to $6.0 million in the second quarter of fiscal 2006, from $6.5 million in the second quarter of fiscal 2005.  This decrease is largely due to the liquidation during the prior two years of a
substantial amount of lower-utilized equipment, which left less equipment available for sale in the current fiscal year.

We sell used equipment as a normal part of our rental business.
However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales decreased to
$2.4 million in the second quarter of fiscal 2006 as compared to
$2.5 million a year ago, while the gross margin percentage
increased slightly to 48.8% from 47.2% over the same periods.
The decline in gross margin reflects the lower level of equipment available for sale, while the increase in the gross margin
percentage indicates that the equipment sold was either more fully depreciated than in the prior year, or had been written down due to impairment.  In fiscal 2005 and continuing into the current quarter, our gross margin percentage has been relatively high.  However, we expect that it will return to historical
levels of 40% to 45% over the next two years, as older and
previously impaired equipment constitute a smaller percentage of equipment sold.

Operating Expenses

Depreciation of rental and lease equipment increased to $8.7 million, or 39.4% of rental and lease revenues, in the second quarter of fiscal 2006, from $8.5 million, or 40.3% of rental and lease revenues, in the second quarter of fiscal 2005.  The
increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2005 and fiscal
2006, while the lower ratio reflects increased revenues in the current period.

Costs of revenues other than depreciation decreased 5.2% to $3.1 million in the second quarter of fiscal 2006, from $3.2 million in the second quarter of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 56.9% of equipment sales in the second quarter of fiscal 2006, from 52.8% of equipment sales in the second
quarter of fiscal 2005.  The increase in this percentage is
generally due to the expected return to historical levels from lower cost ratios in the previous year, as older and previously impaired equipment constitute a smaller percentage of equipment sold.

Selling, general and administrative expenses increased 11.6% to
$8.0 million in the second quarter of fiscal 2006, as compared to
$7.2 million in the second quarter of fiscal 2005.  This reflects increased expenditures in the current fiscal year for the
development of foreign operations in China and Europe as well as costs related to Sarbanes-Oxley compliance.  SG&A expenses as a percentage of total revenues increased to 28.6% in the second quarter of fiscal 2006 from 26.1% in the second quarter of fiscal
2005.

Interest and Investment Income, Net

Net interest and investment income of $.6 million for the second quarter of fiscal 2006 was about twice the $.3 million recorded in the second quarter of fiscal 2005.  This largely reflects increases in prevailing money-market interest rates, and to a lesser degree increased cash balances.

Income Taxes

Our effective tax rate was 36.6% in the second quarter of fiscal
2006, compared to 30.3% for the same period in fiscal 2005.  The current quarter and the corresponding period last year include reductions in the accrued liability for income taxes of $.2
million and $.7 million, respectively, reflecting the expiration of specific risks related to closed tax audit years.

Comparison of Six Months Ended November 30, 2005 and
November 30, 2004

Revenues

Total revenues for the six months ended November 30, 2005 rose
$1.4 million, or 2.7%, to $54.6 million, compared to $53.1
million in the same period in the prior year.  The increase in total revenues was due to a 6.2% increase in rental and lease revenues which was partly offset by an 8.7% decrease in sales of equipment and other revenues.

Rental and lease revenues in the first half of fiscal 2006
increased 6.2% to $43.2 million from $40.6 million in the same period of the prior year.  This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe reflects the general economic expansion.

Sales of equipment and other revenues decreased 8.7% to $11.4 million in the first half of fiscal 2006, from $12.5 million in the first half of fiscal 2005.  This decrease is largely due to the liquidation of a substantial amount of lower-utilized
equipment during the prior two years, which left less equipment available for sale in the current fiscal year.

We sell used equipment as a normal part of our rental business.
However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales decreased to
$4.7 million in the first half of fiscal 2006 from $5.0 million a year ago, while the gross margin percentage increased slightly to
50.6% from 48.3% over the same periods.  The decline in gross margin reflects the lower level of equipment available for sale, while the increase in the gross margin percentage indicates that the equipment sold was either more fully depreciated than in the prior year, or had been written down due to impairment.  In
fiscal 2005 and continuing into the current period, our gross margin percentage has been relatively high.  However, we expect that it will return to historical levels of 40% to 45% over the next two years, as older and previously impaired equipment
constitute a smaller percentage of equipment sold.

Operating Expenses

Depreciation of rental and lease equipment increased to $17.1 million, or 39.7% of rental and lease revenues, in the first half of fiscal 2006, from $16.5 million, or 40.6% of rental and lease revenues, in the first half of fiscal 2005.  The increased
depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2005 and fiscal 2006, while the lower ratio reflects increased revenues in the current period.

Costs of revenues other than depreciation decreased 10.4% to $5.7 million in the first half of fiscal 2006, from $6.4 million in the first half of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 52.8% of equipment sales in the first half of fiscal 2006, from 51.7% of equipment sales in the first half of fiscal 2005.  The increase in this percentage is generally due to the expected return to historical levels from lower cost ratios in the previous year, as older and previously impaired equipment constitute a smaller percentage of equipment sold.

Selling, general and administrative expenses increased 9.6% to
$15.9 million in the first half of fiscal 2006 million, as
compared to $14.6 million in the first half of fiscal 2005.  This reflects expenditures for the development of foreign operations in China and Europe in the current fiscal year as well as earlier recording of costs related to Sarbanes-Oxley compliance, as
compared to last year.  SG&A expenses as a percentage of total revenues increased to 29.2% in the first half of fiscal 2006 from
27.4% in the first half of fiscal 2005.

Interest and Investment Income, Net

Net interest and investment income of $1.2 million for the first half of fiscal 2006 was about twice the $.6 million recorded in the first half of fiscal 2005.  This largely reflects increases in prevailing money-market interest rates, and to a lesser degree increase cash balances.

Income from Litigation Settlement

In the first six months of fiscal 2005, the Company recognized as other income $1.8 million related to funds received from a class action lawsuit when all contingencies expired.  There was no comparable income in the current year period.

Income Taxes

Our effective tax rate was 37.3% in the first half of fiscal
2006, compared to 34.1% for the same period in fiscal 2005.  The current six-month period and the corresponding period last year include reductions in the accrued liability for income taxes of
$.2 million and $.7 million, respectively, reflecting the
expiration of specific risks related to closed tax audit years.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital
requirements have been purchases of rental and lease equipment.
We generally purchase equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  To support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $32.8 million of rental and lease equipment during the first half of fiscal 2006.  This
amount was 20.3% lower than the $41.2 million in the prior year.

On January 14, 2004, we paid a special distribution of $4.00 per outstanding common share, which totaled $99.5 million.  Following this distribution through November 30, 2005, cash, cash
equivalents and marketable securities remained relatively stable.
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

During the first six months of fiscal 2006 and fiscal 2005 net cash provided by operating activities was $22.9 million and $24.4 million, respectively.  This decrease is largely the result of changes to accrued liabilities in the prior year.

During the six months ended November 30, 2005 net cash used in investing activities was $20.7 million, compared to $37.4 million in the same period of fiscal 2005.  This decrease is attributable to lower payments for the purchase of rental and lease equipment combined with net redemption of marketable securities in the current year compared to purchases in the prior year.

Net cash flows from financing activities were higher in the first six months of fiscal 2006 as compared the same period last year, due to a greater amount of stock options that were exercised.

We have a $10.0 million revolving line of credit with an
institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and
general corporate requirements.  We have had no bank borrowings since the first six months of fiscal 2001.

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

As of November 30, 2005 and May 31, 2005, cash and cash
equivalents included money market securities, and we had
investments in marketable securities.  Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair
market value of our portfolio, therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On October 6, 2005, the 2005 Annual Meeting of Shareholders
of the Registrant was held.  Proxies pursuant to Regulation 14A were solicited in connection with the meeting.  23,575,194 shares were present in person or by proxy out of a total of 25,151,022 shares issued and outstanding and eligible to vote on the record date.

(b) The meeting involved the election of directors.  The
following directors were elected by the number of affirmative votes set opposite their respective names:

Name                             Number of Votes
----                             ---------------
Gerald D. Barrone                     22,407,187
Nancy Y. Bekavac                      21,140,137
Karen J. Curtin                       22,439,952
Daniel Greenberg                      22,346,624
Joseph J. Kearns                      22,374,787
S. Lee Kling                          22,207,873
James S. Pignatelli                   22,444,373

(c) Other matters submitted to a vote of security holders:

  (i)  The shareholders ratified the appointment of Deloitte &
          Touche LLP as the registrant's independent public accountants for the current year.  23,330,172 shares were voted for, 237,851 were voted against, and 7,171 shares abstained from voting.
  (ii) The shareholders approved the adoption of the 2005 Equity
          Incentive Plan.  19,282,173 shares were voted for, 1,424,172 were voted against, and 568,629 shares abstained from voting.

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

10.1        Employment Agreement for Steven Markheim dated
            October 31, 2005, is incorporated by reference to
            Exhibit 10.1 of our Current Report (Form 8-K) dated
            October 31, 2005.*

10.2        Employment Agreement for Gary B. Phillips dated
            October 31, 2005, is incorporated by reference to
            Exhibit 10.1 of our Current Report (Form 8-K) dated
            October 31, 2005.*

10.3        Employment Agreement for Craig R. Jones dated October
            31, 2005, is incorporated by reference to Exhibit
            10.1 of our Current Report (Form 8-K) dated October
            31, 2005.*

10.4        The Executive Employment Agreement between the
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

DATED:  December 15, 2005

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer