Form 10-Q
period 2006-02-28
ELECTRO RENT CORP
filed 2006-03-31
CIK 32166

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                 FORM 10-Q

       (Mark One)

        [X] Quarterly Report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934

        For the quarterly period ended February 28, 2006 or

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

  Yes  _   No X

The number of shares outstanding of the registrant's common stock as of March
17, 2006 was 25,530,518.

                       ELECTRO RENT CORPORATION
                                FORM 10-Q
                           FEBRUARY 28, 2006

TABLE OF CONTENTS                                                   Page

Part I: FINANCIAL INFORMATION                                          3

Item 1. Financial Statements                                           3

Condensed Consolidated Statements of Income for the Three
  and Nine Month Periods Ended February 28, 2006 and 2005
  (Unaudited)                                                          3

Condensed Consolidated Balance Sheets at February 28, 2006 and
  May 31, 2005 (Unaudited)                                             4

Condensed Consolidated Statements of Cash Flows for the
  Nine Months Ended February 28, 2006 and 2005 (Unaudited)             5

Notes to Condensed Consolidated Financial Statements
  (Unaudited)                                                          6

Item 2. Management's Discussion and Analysis of Financial
  Condition and Results of Operations                                 12

Item 3. Quantitative and Qualitative Disclosures About
  Market Risk                                                         22

Item 4. Controls and Procedures                                       22

Part II: OTHER INFORMATION                                            23

SIGNATURES                                                            25

Part I.  FINANCIAL INFORMATION
--------------------------------
Item 1. Financial Statements

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                   (Unaudited) (000's omitted, except per share data)

                                 Three Months Ended    Nine Months Ended
                                     February 28,          February 28,
                                   2006       2005       2006       2005
                                 ---------- ---------- ---------- ----------

Revenues:
  Rentals and leases             $  22,093  $  18,846  $  65,254  $  59,485
  Sales of equipment
    and other revenues               7,184      9,936     18,574     22,413
                                 ---------- ---------- ---------- ----------
    Total revenues                  29,277     28,782     83,828     81,898
                                 ---------- ---------- ---------- ----------
Operating expenses:
  Depreciation of rental
    and lease equipment              8,666      7,961     25,782     24,452
  Costs of revenues other
    than depreciation of
    rental and lease equipment       4,668      3,732     10,399     10,127
  Selling, general and
    administrative expenses          8,260      7,466     24,207     22,022
                                 ---------- ---------- ---------- ----------
    Total operating expenses        21,594     19,159     60,388     56,601
                                 ---------- ---------- ---------- ----------
Operating profit                     7,683      9,623     23,440     25,297
Interest and investment
  income, net                          750        385      1,906        947
Income from litigation
  settlement                            -          -          -       1,758
                                 ---------- ---------- ---------- ----------
Income before income taxes           8,433     10,008     25,346     28,002

Income taxes                         2,517      3,063      8,826      9,204
                                 ---------- ---------- ---------- ----------
Net income                       $   5,916  $   6,945  $  16,520  $  18,798
                                 ========== ========== ========== ==========
Earnings per share:
  Basic                              $0.23      $0.28      $0.65      $0.75
  Diluted                            $0.23      $0.27      $0.64      $0.74

Shares used in per
  share calculation:
  Basic                             25,451     25,011     25,279     24,943
  Diluted                           25,883     25,547     25,694     25,317

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 3

                              ELECTRO RENT CORPORATION

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                    (Unaudited)(000's omitted, except share data)

                                       ASSETS

                                                      February 28   May 31,
                                                          2006       2005
                                                       ---------- ----------

Cash and cash equivalents                              $  55,165  $  31,997
Marketable securities                                     22,700     48,800
Accounts receivable, net of allowance for
   doubtful accounts of $760 and $839                     14,694     10,548
Rental and lease equipment, net of accumulated
   depreciation of $133,285 and $133,170                 131,435    122,798
Other property, net of accumulated depreciation and
   amortization of $12,556 and $12,131                    16,352     15,722
Goodwill                                                   2,642        -
Other                                                      4,589      3,357
                                                       ---------- ----------
                                                       $ 247,577  $ 233,222
                                                       ========== ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Accounts payable                                     $   6,526  $  13,983
  Accrued expenses                                         8,315      8,700
  Deferred revenue                                         3,121      2,768
  Deferred tax liability                                  13,471     12,754
                                                       ---------- ----------
    Total liabilities                                     31,433     38,205
                                                       ---------- ----------
Shareholders' equity:
  Preferred stock, $1 par - shares authorized 1,000,000;
    none issued
  Common stock, no par - shares authorized 40,000,000;
    issued and outstanding February 28, 2006 - 25,525,797;
    May 31, 2005 - 25,100,132                             26,318     21,638
  Retained earnings                                      189,826    173,379
                                                       ---------- ----------
    Total shareholders' equity                           216,144    195,017
                                                       ---------- ----------
                                                       $ 247,577  $ 233,222
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 4

                              ELECTRO RENT CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (Unaudited) (000's omitted)

                                                       Nine Months Ended
                                                          February 28,
                                                         2006       2005
                                                       ---------- ----------

Cash flows from operating activities:
  Net income                                           $  16,520  $  18,798
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                         26,520     25,135
    Provision for (recapture of) losses
      on accounts receivable                                  48       (193)
    Gain on sale of rental and lease equipment            (6,929)    (9,131)
    Income from litigation settlement                         -      (1,758)
    Deferred tax liability                                   717      6,237
    Tax benefit for stock options exercised                1,073        180
    Change in operating assets and liabilities:
      Accounts receivable                                 (2,497)    (2,136)
      Other assets                                          (900)       164
      Accounts payable                                      (558)      (889)
      Accrued expenses                                    (1,464)    (1,431)
      Deferred revenue                                       353        527
                                                       ---------- ----------
      Net cash provided by operating activities           32,883     35,503
                                                       ---------- ----------
Cash flows from investing activities:
  Proceeds from sale of rental and lease equipment        15,600     17,307
  Cash paid for acquisition, net of cash acquired         (9,608)       -
  Payments for purchase of rental and lease equipment    (44,937)   (53,864)
  Net sales (purchases) of marketable securities          26,100     (6,525)
  Payments for purchase of other property                   (404)      (232)
                                                       ---------- ----------
      Net cash used in investing activities              (13,249)   (43,314)
                                                       ---------- ----------
Cash flows from financing activities:
  Proceeds from issuance of common stock                   3,616      1,357
  Payment for repurchase of common stock                     (82)        -
                                                       ---------- ----------
      Net cash provided by
        financing activities                               3,534      1,357
                                                       ---------- ----------
Net increase (decrease) in cash and cash equivalents      23,168     (6,454)
Cash and cash equivalents at beginning of period          31,997     29,692
                                                       ---------- ----------
Cash and cash equivalents at end of period             $  55,165  $  23,238
                                                       ========== ==========

                              See accompanying notes to
                    condensed consolidated financial statements.

                                    Page 5

                    ELECTRO RENT CORPORATION
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

In May 2005, the FASB issued Statement No. 154, Accounting Changes and Error
Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.
This Statement replaces APB Opinion No. 20, Accounting Changes, and Statement
No. 3, Reporting Accounting Changes in Interim Financial Statements, and
changes the requirements for the accounting and reporting of a change in accounting principle.  This Statement requires changes in accounting principles to be retrospectively applied to the prior periods presented in the financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  This
Statement applies to all voluntary changes in accounting principles and also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  This Statement also carries forward, without substantive change, the provisions for the correction of an error from APB Opinion No. 20.
Statement No. 154 is effective for accounting changes and corrections of errors made after December 31, 2005.  We do not expect the application of this statement to have a significant effect on our consolidated financial statements.

Note 2: Acquisition

On January 31, 2006, we completed the acquisition, pursuant to a Stock
Purchase Agreement, of Rush Computer Rentals, Inc. ("Rush"), in order to facilitate the growth of our data products business.  Headquartered in
Wallingford, Connecticut, Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the Northeast United States.  Before taking into account Rush's cash balance, an aggregate purchase price of
$9,708 was paid in cash and included the payoff of $2,835 of bank borrowings, subject to our final adjustments to the sellers' closing date balance sheet.
In addition, up to $1,000 of contingent consideration may be paid to the shareholders of Rush based upon the achievement of certain revenue objectives through February 2008.

The acquisition was accounted for using the purchase method of accounting.
Under the purchase method of accounting, the total purchase price was allocated to assets purchased and liabilities assumed based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.  The allocation of purchase price is not complete.  A final determination of fair values of identifiable tangible and intangible assets acquired and liabilities assumed may change the allocation of the purchase price.  The allocation of the preliminary purchase price, based on management's valuation estimate, is as follows:

Cash                                          $   100
Rental and lease equipment                      5,810
Accounts receivable                             1,697
Other property                                    340
Other                                             369
Goodwill                                        2,642
                                              --------
Total assets acquired                          10,958
Accounts payable                                 (171)
Accrued expenses and other                     (1,079)
                                              --------
Net assets acquired                           $ 9,708
                                              ========

Supplemental pro forma information reflecting the acquisition of Rush as if it occurred on June 1, 2004 has not been provided due to the fact that this is not a material transaction.

The results of operations of Rush have been included in our statements of income from the date of the acquisition.

Note 3: Stock-Based Compensation

At February 28, 2006, we had five stock option plans, four of which are referenced in Note 12 in our 2005 Annual Report on Form 10-K and the fifth, the 2005 Equity Incentive Plan.  We apply the intrinsic-value-based method prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting
for Stock Issued to Employees," in accounting for employee stock options and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in
Statement of Financial Accounting Standards ("SFAS") No. 123 (as amended by
SFAS No. 148), "Accounting for Stock-Based Compensation", had been applied.
Had we determined compensation cost based on the fair value at the grant date for the company's stock options under SFAS No. 123, our net income would have been reduced to the pro forma amounts indicated below for the periods presented:

                                  Three Months        Nine Months
                                      Ended               Ended
                                  February 28,        February 28,
                                ----------------------------------------
                                   2006       2005      2006       2005
                                 --------  --------   --------  --------
Net income, as reported           $5,916    $6,945    $16,520   $18,798
Deduct: Total stock-based
  employee compensation
  expense determined
  under the fair value
  based method for all
  awards, net of
  related tax effects               (190)     (284)      (571)     (848)
                                 --------  --------   --------  --------
Pro forma net income              $5,726    $6,661    $15,949   $17,950
                                 ========  ========   ========  ========
Earnings per share:
  Basic, as reported              $0.23      $0.28     $0.65      $0.75
  Basic, pro forma                $0.22      $0.27     $0.63      $0.72

  Diluted, as reported            $0.23      $0.27     $0.64      $0.74
  Diluted, pro forma              $0.22      $0.26     $0.62      $0.71

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
We are currently evaluating the impact of this FASB standard and the transitional reporting alternatives described.  We will adopt SFAS 123R in the first quarter of fiscal 2007 using the modified prospective application method.

Note 4: Impairment of Assets

We assess the carrying value of equipment on a quarterly basis or when factors indicating an impairment are present.  We recognize impairment losses on the carrying value of equipment held for rental and lease when the expected future undiscounted cash flows from rent or lease are less than the asset's carrying value, in which case the asset is written down to its estimated fair value.  There were no impairment losses recorded during the nine months ended February 28, 2006 and February 28, 2005.

Note 5: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $5,248 and $12,318 as of February 28, 2006 and May 31, 2005,
respectively, and $6,205 and $14,703 as of February 28, 2005 and May 31,
2004, respectively, which amounts have previously been paid, or will be paid in the following periods.

Note 6: Sales-type Leases

We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows at:

                                                     Feb. 28,     May 31,
                                                       2006        2005
                                                      -------     -------
Gross minimum lease payments receivable               $ 502       $ 586
Less - unearned interest                                (33)        (29)
                                                      -------     -------
Net investment in sales-type lease receivables        $ 469       $ 557
                                                      =======     =======

Note 7: Segment Reporting and Related Disclosures

SFAS No. 131, "Disclosure about Segments of an Enterprise and Related
Information," establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers.  Under SFAS No. 131, our operations are treated as one operating segment.

Although we have only one operating segment, we have two groups of similar products:  test and measurement (T&M) and data products (DP) equipment.  Our equipment pool, based on acquisition cost, comprised $221,813 of T&M equipment and $42,907 of DP equipment at February 28, 2006, and $217,725 of
T&M equipment and $38,243 of DP equipment at May 31, 2005.

Revenues for these product groups were as follows for the three months ended
February 28:

                                         T&M           DP          Total
                                       --------     --------      --------
2006
----
Rentals and leases                      $17,710       $4,383       $22,093
Sales of equipment and other
  Revenues                                6,516          668         7,184
                                       --------     --------      --------
                                        $24,226       $5,051       $29,277
                                       ========     ========      ========
2005
----
Rentals and leases                      $15,171       $3,675       $18,846
Sales of equipment and other
  Revenues                                6,999        2,937         9,936
                                       --------     --------      --------
                                        $22,170       $6,612       $28,782
                                       ========     ========      ========

Revenues for these product groups were as follows for the nine months ended
February 28:

                                         T&M           DP          Total
                                       --------     --------      --------
2006
----
Rentals and leases                      $52,522      $12,732       $65,254
Sales of equipment and other
  Revenues                               16,542        2,032        18,574
                                       --------     --------      --------
                                        $69,064      $14,764       $83,828
                                       ========     ========      ========
2005
----
Rentals and leases                      $45,907      $13,578       $59,485
Sales of equipment and other
  Revenues                               18,910        3,503        22,413
                                       --------     --------      --------
                                        $64,817      $17,081       $81,898
                                       ========     ========      ========

No single customer accounted for more than 10% of total revenues during the third quarter and first nine months of fiscal 2006 or fiscal 2005.

Selected country information is presented below:

                     Three Months Ended       Nine Months Ended
                        February 28,            February 28,
                      -------------------     -------------------
Revenues: (1)         2006        2005        2006        2005
-------------        --------    --------    --------    --------
U.S.                  $26,311     $24,364     $74,987     $71,755
Other (2)               2,966       4,418       8,841      10,143
                     --------    --------    --------    --------
Total                 $29,277     $28,782     $83,828     $81,898
                     ========    ========    ========    ========

                                                    As of
                                             --------------------
                                              Feb. 28      May 31
Net Long-Lived Assets: (3)                     2006        2005
--------------------------                   --------    --------
U.S.                                         $138,739    $127,106
Other (2)                                      11,690      11,414
                                             --------    --------
Total                                        $150,429    $138,520
                                             ========    ========

(1) Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2) Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3) Net long-lived assets include rental and lease equipment, other property, net of accumulated depreciation, and goodwill.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended February 28, 2006 and February
28, 2005:

                                    Three Months Ended      Nine Months Ended
                                    ------------------     ------------------
                                   Feb. 28,   Feb. 28,    Feb. 28,  Feb. 28,
                                     2006       2005        2006      2005
                                    --------  --------    --------   --------
Denominator:
  Denominator for basic
    earnings per
    share-weighted average
    common shares outstanding         25,451    25,011      25,279     24,943
  Effect of dilutive
    Securities-options                   432       536         415        374
                                    --------  --------    --------   --------
                                      25,883    25,547      25,694     25,317
                                    ========  ========    ========   ========
Net income                            $5,916    $6,945     $16,520    $18,798
Earnings per share:
  Basic                                $0.23     $0.28       $0.65      $0.75
  Diluted                              $0.23     $0.27       $0.64      $0.74

Note 9: Income Taxes

Electro Rent Corporation regularly evaluates its tax risks as required by
Financial Accounting Standards Board Statement of Financial Accounting
Standards No. 5.  The three and nine month periods ended February 28, 2006 and 2005 include reductions in the accrued liability for income taxes as follows, reflecting the expiration of specific risks related to closed tax audit years:
                                     Feb. 28,  Feb. 28,
                                       2006      2005
                                     --------   --------
Three months ended                    $  797    $  699
Nine months ended                      1,001     1,354

Item 2.  Management's Discussion and Analysis of Financial Condition and
Results of Operations

The following discussion addresses our financial condition as of February 28,
2006 and May 31, 2005 and the results of operations for the three and nine months ended February 28, 2006 and 2005, and cash flows for the nine-month period ended February 28, 2006 and 2005.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included in our 2005 Annual Report on Form 10-K (pages 10-16) to which the reader is directed for additional information and the Risk Factors set forth in Exhibit
99 to that Report.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related
(DP) equipment.

For the first nine months of fiscal 2006, 80.5% of our rental and lease revenues were derived from T&M equipment.  This percentage has been increasing over the last three fiscal years due to the steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in telecommunications, aerospace and defense markets.  However, it appears that DP revenues are beginning to stabilize.  In addition, on January 31, 2006, we acquired Rush Computer
Rentals, Inc., which is being merged with Electro Rent Corporation effective on the acquisition date, and its revenues should add to our base of DP revenues.

For the first nine months of fiscal 2006, rental revenues comprised 79.5% of our rental and lease revenue.  That percentage has also been increasing over the last three years due to a significant decline in personal computer leasing activity, and an increase in rental activity that began in fiscal
2005.

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

The profitability of our business depends in part on controlling the timing, pricing and mix of purchases and sales of equipment.  We seek to acquire new and used equipment at attractive prices for the purpose of deriving a profit from a combination of renting and/or selling such equipment.  The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of our revenues and operating profit.  To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment's historical and projected life cycle.  In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product's immediate sale and replacement with new or other equipment.  In our analysis, we assume depreciation and impairment of equipment based on projected performance and historical levels, although historical trends are not necessarily indicative of future trends.  Our overall equipment management is complex and our product strategy can change during a product's lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches.  Our strategic equipment decisions are generally based on the following fundamentals:

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

If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit.  We assess the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are present.  When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated.  Due in part to these events, we experienced greater than normal gross margins on equipment sales of 53% in fiscal 2005.  We intend to maintain our equipment management strategy, and, accordingly, we believe that gross margins on sales have returned to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales.  Gross margins on sales were 44% for the first nine months of fiscal 2006.

However, results for future quarters are subject to future events, as in the case of unusual opportunities for sales and early termination of equipment leases.  Such early terminations can (i) result in sales proceeds to the extent that the customer decides to purchase the equipment involved, (ii)
accelerate lease payments to the extent of lease termination fees, and/or
(iii) to the extent the customer does not purchase the equipment, increase the pool of equipment available for lease by us, which would adversely affect future utilization unless we can rent, lease or sell that equipment to another party.

We generally measure our overall level of profitability with the following metrics:

-   Net income per diluted common share (EPS);

-   Net income as a percentage of average assets; and

-   Net income as a percentage of average equity.

Strategic Growth Plans

In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade.  Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure remains capable of handling a significantly greater volume of business activity without a proportionate increase in expenses.  Based on this belief and our assessment of the improving climate in recent periods, we have been seeking ways to increase revenues to leverage that infrastructure.  These strategies include:

Internal Growth Strategies.  We intend to continue internal growth by building upon our vendor and customer relationships and expanding the types of services and equipment we provide.  Thus, for example,

-   We have been purchasing significantly more environmental test equipment to expand our presence in this market.

-   We were recently able to persuade a key vendor to increase its sales force compensation for test equipment lease transactions referred to us.

-   We recently began marketing a flexible leasing program that allows customers to build equity that can be applied against the future purchase of the test equipment.

-   We have implemented an expanded customer communication program to identify used equipment re-marketing opportunities.

Geographic Expansion Strategies.  Until recently, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas.  We intend to exploit opportunities for expanding our rental and leasing services globally.  As part of that strategy, we have recently entered two of the largest world markets: Europe and China.

-   Our wholly owned subsidiary in Tianjin, China, commenced operations in
June 2005 after we received what we believe to be one of the first licenses for a wholly foreign-owned equipment rental business in China.

-   On October 3, 2005, we announced that we acquired a T&M equipment rental company based in Belgium, from which we are beginning to service the European market.

Acquisition Growth Strategies.  We are also seeking to grow through acquisitions.  Acquisitions can permit us to rapidly add revenues, as well as to expand into new geographical areas and/or markets.  In addition to the acquisition of the Belgium company mentioned above,

-   On January 31, 2006, we announced that we have completed the acquisition of Rush Computer Rentals, Inc., a private company headquartered in
Wallingford, Connecticut, with annual revenue of approximately $10 million from the rental and sale of a wide range of personal computers and related equipment to customers located primarily in the Northeast United States.

Of course, none of these growth strategies may be successful, and each entails risks that could impact our continuing business results.  In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general.  For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors set forth in Exhibit 99 to our 2005 Annual Report on Form 10-K.

PROFITABILITY AND KEY BUSINESS TRENDS

For the first nine months of fiscal 2006, revenues rose by 2.3% to $83,828 from the prior year period, operating profit declined by 7.3% to $23,440, and net income declined by 12.1% to $16,520.  The prior year period benefited from several large non-recurring items, including fees of $1,741 related to an early lease termination, gains on two buyouts totaling $1,010, a litigation settlement of $1,758, and a tax accrual reduction of $1,354.
Excluding these transactions from the prior year, revenue growth is consistent with the economic environment for the first nine months of fiscal
2006, while operating profit reflects the cost of developing our operations in China and higher depreciation expense related to a larger and newer equipment pool.

Our profitability measurements are presented in the table below for the nine months ended February 28, 2006 and 2005:

                                                       2006        2005
                                                     --------    --------
Net income per diluted common share (EPS)              $0.64       $0.74
Net income as a percentage of average assets            9.2%       11.7%
Net income as a percentage of average equity           10.8%       14.0%

T&M rental and lease activity increased from the first nine months of 2005 to the first nine months of fiscal 2006, reflecting the strengthening global economy and telecommunications segment.  DP rental and lease activity also increased for the same period, reflecting increasing demand and the acquisition of Rush Computer Rentals on January 31, 2006.

The amount of equipment on rent, based on acquisition cost, increased from
$105.1 million at February 28, 2005, to $118.2 million at February 28, 2006.
Acquisition cost of equipment on lease increased from $35.6 million at
February 28, 2005, to $41.2 million at February 28, 2006.  Utilization for our T&M equipment pool, again based on acquisition cost, increased from 61.5%
at February 28, 2005, to 62.5% at February 28, 2006.  These increases in utilization generally reflect strengthening demand for rental and lease equipment.  Over the same period, utilization of our DP equipment pool increased from 50.6% to 52.8%.

During the same nine-month periods, monthly rental rates compared to acquisition cost for T&M and DP equipment increased by 4.6%, while monthly
T&M lease rates compared to acquisition cost declined 3.3% and monthly DP lease rates compared to acquisition cost increased by 5.7%.  We did not record any impairment losses during either of the nine months ended February
28, 2006 or February 28, 2005.

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

                                          Three Months Ended
                                          -------------------
                           Feb. 28,  Nov. 30,   Aug. 31,   May 31,   Feb. 28,
                             2006       2005      2005       2005      2005
                           --------  --------   --------  --------   --------
Rentals and leases          $22,093   $22,005    $21,156   $20,772    $18,846
Sales of equipment
  and other revenues          7,184     5,996      5,394     4,946      9,936
Operating profit              7,683     8,266      7,491     6,588      9,623

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

Results of Operations

Comparison of Three Months Ended February 28, 2006 and February 28, 2005

Revenues

Total revenues for the three months ended February 28, 2006 rose $0.5 million, or 1.7%, to $29.3 million, compared to $28.8 million in the same period in the prior year.  The increase in total revenues was due to a 17.2%
increase in rental and lease revenues which was offset by a 27.7% decrease in sales of equipment and other revenues.

Rental and lease revenues in the third quarter of fiscal 2006 increased 17.2%
to $22.1 million from $18.8 million in the same period of the prior year.
This increase reflects higher demand and rental rates for T&M and DP equipment in our major market segments, which we believe stems from the general economic expansion.

Sales of equipment and other revenues decreased 27.7% to $7.2 million in the third quarter of fiscal 2006, from $9.9 million in the third quarter of fiscal 2005.  The prior year period benefited from several large non-
recurring items, including an early lease termination and two buyouts, totaling $3.7 million.

We sell used equipment as a normal part of our rental business.  However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales decreased to $2.2 million in the third quarter of fiscal 2006 as compared to $4.1 million a year ago, and the gross margin percentage also decreased to 35.2% from 59.4% over the same periods.  The declines in gross margin and gross margin percentage primarily reflect two large non-recurring buyout transactions in last year's third quarter with high gross margins.
The decline in the gross margin percentage in the current year quarter also reflects a return to historic levels, as older and previously impaired equipment now constitutes a smaller percentage of equipment sold than during the last two years.

Operating Expenses

Depreciation of rental and lease equipment increased to $8.7 million, or
39.2% of rental and lease revenues, in the third quarter of fiscal 2006, from
$8.0 million, or 42.2% of rental and lease revenues, in the third quarter of fiscal 2005.  The increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2005 and fiscal 2006, while the lower ratio reflects higher equipment utilization and increased revenues in the current period.

Costs of revenues other than depreciation increased 25.1% to $4.7 million in the third quarter of fiscal 2006, from $3.7 million in the third quarter of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 64.8% of equipment sales in the third quarter of fiscal 2006, from 40.6% of equipment sales in the third quarter of fiscal 2005.  The increase in this percentage reflects the customer buyout transactions described above and also reflects the expected return to historical levels from lower cost ratios in the previous year, as older and previously impaired equipment constitute a smaller percentage of equipment sold.

Selling, general and administrative expenses increased 10.6% to $8.3 million in the third quarter of fiscal 2006, as compared to $7.5 million in the third quarter of fiscal 2005.  This increase primarily reflects the overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe.  SG&A expenses as a percentage of total revenues increased to 28.2% in the third quarter of fiscal 2006 from 25.9% in the third quarter of fiscal 2005.

Interest and Investment Income, Net

Net interest and investment income of $0.8 million for the third quarter of fiscal 2006 was about twice the $0.4 million recorded in the third quarter of fiscal 2005.  This primarily reflects increases in prevailing money-market interest rates and to a lesser degree increased cash balances.

Income Taxes

Our effective tax rate was 29.8% in the third quarter of fiscal 2006, compared to 30.6% for the same period in fiscal 2005.  The current quarter and the corresponding period last year include reductions in the accrued liability for income taxes of $0.8 million and $0.7 million, respectively, reflecting the expiration of specific risks related to closed tax audit years.

Comparison of Nine Months Ended February 28, 2006 and February 28, 2005

Revenues

Total revenues for the nine months ended February 28, 2006 rose $1.9 million, or 2.4%, to $83.8 million, compared to $81.9 million in the same period in the prior year.  The increase in total revenues was due to a 9.7% increase in rental and lease revenues which was partly offset by a 17.1% decrease in sales of equipment and other revenues.

Rental and lease revenues in the first nine months of fiscal 2006 increased
9.7% to $65.3 million from $59.5 million in the same period of the prior year.  This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe reflects the general economic expansion.

Sales of equipment and other revenues decreased 17.1% to $18.6 million in the first nine months of fiscal 2006, from $22.4 million in the first nine months of fiscal 2005.  The prior year period benefited from several large non-
recurring items, including an early lease termination and two buyouts, totaling $3.7 million.

We sell used equipment as a normal part of our rental business.  However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding.  Gross margin on sales decreased to $6.9 million in the first nine months of fiscal
2006 from $9.1 million a year ago, while the gross margin percentage decreased to 44.4% from 52.8% over the same periods.  The declines in gross margin and gross margin percentage reflect two large non-recurring buyout transactions in last year's third quarter with high gross margins.

The decline in gross margin percentage in the current year nine month period also reflects a return to historic levels, as older and previously impaired equipment constitute a smaller percentage of equipment sold than during the last two years.

Operating Expenses

Depreciation of rental and lease equipment increased to $25.8 million, or
39.5% of rental and lease revenues, in the first nine months of fiscal 2006, from $24.5 million, or 41.1% of rental and lease revenues, in the first nine months of fiscal 2005.  The increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2005 and fiscal
2006, while the lower ratio reflects higher equipment utilization and increased revenues in the current period.

Costs of revenues other than depreciation increased 2.7% to $10.4 million in the first nine months of fiscal 2006, from $10.1 million in the first nine months of fiscal 2005.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 55.6% of equipment sales in the first nine months of fiscal 2006, from 47.2% of equipment sales in the first nine months of fiscal 2005.  The increase in this percentage reflects the customer buyout transactions described above and also reflects the expected return to historical levels from lower cost ratios in the previous year, as older and previously impaired equipment constitute a smaller percentage of equipment sold.

Selling, general and administrative expenses increased 9.9% to $24.2 million in the first nine months of fiscal 2006 million, as compared to $22.0 million in the first nine months of fiscal 2005.  This increase primarily reflects the overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe.  SG&A expenses as a percentage of total revenues increased to 28.9% in the first nine months of fiscal 2006 from 26.9% in the first nine months of fiscal
2005.

Interest and Investment Income, Net

Net interest and investment income of $1.9 million for the first nine months of fiscal 2006 was about twice the $0.9 million recorded in the first nine months of fiscal 2005.  This primarily reflects increases in prevailing money-market interest rates and to a lesser degree increased cash balances.

Income from Litigation Settlement

In the first nine months of fiscal 2005, the Company recognized as other income $1.8 million related to funds received from a class action lawsuit when all contingencies expired.  There was no comparable income in the current year period.

Income Taxes

Our effective tax rate was 34.8% in the first nine months of fiscal 2006, compared to 32.9% for the same period in fiscal 2005.  The current nine-month period and the corresponding period last year include reductions in the accrued liability for income taxes of $1.0 million and $1.4 million, respectively, reflecting the expiration of specific risks related to closed tax audit years.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment.  We generally purchase equipment throughout each year to replace equipment that has been sold, and to maintain adequate levels of rental equipment to meet existing and new customer demands.  To support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $44.9 million of rental and lease equipment during the first nine months of fiscal 2006.  This amount was 16.6% lower than the $53.9 million in the prior year.  In the same period of the current fiscal year we paid $9.6 million for the acquisition of Rush, as described in
Note 2 to the Condensed Consolidated Financial Statements.

On January 14, 2004, we paid a special distribution of $4.00 per outstanding common share, which totaled $99.5 million.  Following this distribution through February 28, 2006, cash, cash equivalents and marketable securities remained relatively stable.  We expect that the level of these liquid assets will begin to increase, unless equipment purchases increase in response to demand, or we decide to buy back additional shares of our common stock, pay another special distribution, pay dividends, finance another acquisition, or pursue other opportunities.  We have invested our cash balance in money market funds and other instruments with maturities of less than 90 days.

During fiscal year 2001, our Board of Directors authorized management to implement a limited stock repurchase program in the amount of 1,500,000 shares. As of May 31, 2005, we had bought back and retired 318,000 common shares for $3.0 million, or $9.37 per share. The only shares repurchased since fiscal 2001 have been in connection with the stock-for-stock exercise of employee options. Shares acquired are retired.

During the first nine months of fiscal 2006 and fiscal 2005 net cash provided by operating activities was $31.9 million and $35.5 million, respectively.
This decrease is largely the result of a decline in net income in the current year and an increase in deferred tax liabilities in the prior year related to bonus depreciation.

During the nine months ended February 28, 2006 net cash used in investing activities was $13.2 million, compared to $43.3 million in the same period of fiscal 2005.  This decrease is attributable to lower payments for the purchase of rental and lease equipment combined with net redemption of marketable securities in the current year compared to purchases in the prior year.

Net cash flows from financing activities were higher in the first nine months of fiscal 2006 as compared the same period last year, due to a greater amount of stock options that were exercised in the current year.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  We had no bank borrowings outstanding at February 28, 2006.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

Except for the historical statements and discussions, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934.  These forward-looking statements reflect the current views of our management with respect to future events and financial performance; however, you should not put undue reliance on these statements.  We undertake no obligation to update or revise any forward-looking statements that are or may be affected by developments, which our management does not deem material.  When used in this Form 10-Q, the words "anticipate," "believes," "expects," "intends," "future," and other similar expressions identify forward-looking statements.  These forward-
looking statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q.  We believe our management's assumptions are reasonable; nonetheless, it is likely that at least some of these assumptions will not come true.  Accordingly, our actual results will likely differ from the outcomes contained in any forward-looking statement, and those differences could be material.  Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and
Results of Operations," and in "Quantitative and Qualitative Disclosure About
Market Risk Related to Interest Rates and Currency Rates," as well as in our
Annual Report on Form 10-K for the year ended May 31, 2005 including the
"Risk Factors" attached as Exhibit 99 to that document, our Proxy Statement for our 2005 Annual Meeting of Shareholders and our other filings with the
Securities and Exchange Commission.  Should one or more of the risks discussed, or any other risks, materialize, or should one or more of our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, expected or projected.

Item 3.  Quantitative and Qualitative Disclosures About Interest Rates and
Currency Rates

We are exposed to market risks related to changes in interest rates and foreign currency exchange rates, however, we do not believe those risks to be material in relation to our operations.  We do not have any derivative financial instruments.

As of February 28, 2006 and May 31, 2005, cash and cash equivalents included money market securities, and we had investments in marketable securities.
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

Item 4. Controls and Procedures

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

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 6.  Exhibits

(a) (* Indicates compensation plan, contract or arrangement)

Exhibit#    Description
--------    -----------
3   Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of
Registration Statement (Form S-14), File No. 2-63532.  A copy of the Restated Articles of Incorporation and the Certificate of
Amendment of Restated Articles of Incorporation filed October 24,
1988 are incorporated by reference to Exhibit (3) to the Annual
Report (Form 10-K) for the fiscal year ended May 31, 1989.  A copy of the Certificate of Amendment of Restated Articles of
Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31,
1999.  A copy of the amendment to the bylaws adopted October 6,
1994 is incorporated by reference to the Annual Report (Form 10-
K) for the fiscal year ended May 31, 1995.  A copy of the
amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for
the fiscal year ended May 31, 1997.

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

DATED:  March 30, 2006

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer