Form 10-K
period 2006-05-31
ELECTRO RENT CORP
filed 2006-08-14
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2006
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
Registrant’s telephone number, including area code: (818) 786-2525
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock, held by non-affiliates of the registrant, as of August 1, 2006, was $381,667,000.
Number of shares of Common Stock outstanding as of August 1, 2006: 25,548,095.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Inside front cover and pages 10-17 and 18-36 of the Annual Report to Security Holders for the fiscal year ended May 31, 2006 (the “2006 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 12, 2006 (the “2006 Proxy Statement”).
CROSS REFERENCE SHEET
Showing Location in 2006 Annual Report
and 2006 Proxy Statement of Information
Required by Items of Form 10-K
PART II

Caption and Reference
	Form 10-K Item	in 2006 Annual Report
	Number and Caption	or 2006 Proxy Statement
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 36

6.	Selected Financial Data	Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 10-17

8.	Financial Statements and Supplementary Data	Annual Report pages 18-35

PART III

10.	Directors and Executive Officers of the Registrant	Proxy Statement pages 4-5

11.	Executive Compensation	Proxy Statement pages 10-17

12.	Security Ownership of Certain Beneficial Owners and Management	Proxy Statement pages 3-4

13.	Certain Relationships and Related Transactions	Proxy Statement page 10

PART I
     EXCEPT FOR THE HISTORICAL STATEMENTS AND DISCUSSIONS CONTAINED IN THIS ANNUAL REPORT ON FORM 10-K, STATEMENTS CONTAINED IN THIS FORM 10-K CONSTITUTE FORWARD-LOOKING STATEMENTS WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. THESE FORWARD-LOOKING STATEMENTS REFLECT CURRENT VIEWS OF OUR MANAGEMENT WITH RESPECT TO FUTURE EVENTS AND FINANCIAL PERFORMANCE. ALL PLANS, PROJECTIONS, AND FUTURE ESTIMATES ARE FORWARD-LOOKING STATEMENTS, WHICH IN SOME, BUT NOT ALL, CASES, ARE IDENTIFIED BY WORDS SUCH AS “ANTICIPATE,” “BELIEVES,” “EXPECTS,” “INTENDS,” “FUTURE,” AND OTHER SIMILAR EXPRESSIONS. PLEASE DO NOT PUT UNDUE RELIANCE ON FORWARD LOOKING STATEMENTS. FORWARD LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES, NOT ALL OF WHICH ARE DISCLOSED IN THIS FORM 10-K. ALTHOUGH WE BELIEVE OUR ASSUMPTIONS ARE REASONABLE, IT IS LIKELY THAT AT LEAST SOME OF THESE ASSUMPTIONS WILL NOT COME TRUE. ACCORDINGLY, OUR ACTUAL RESULTS WILL PROBABLY DIFFER FROM THE OUTCOMES CONTAINED IN ANY FORWARD-LOOKING STATEMENT, AND THOSE DIFFERENCES COULD BE MATERIAL. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO THESE DIFFERENCES INCLUDE THE ONES DISCUSSED BELOW, AND IN THE “RISK FACTORS” DISCUSSED IN ITEM 1(A) OF THIS 10-K, AS WELL AS IN OUR ANNUAL REPORT TO OUR SHAREHOLDERS (ESPECIALLY IN THE SECTIONS ENTITLED “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS,” AND IN “QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT INTEREST RATES AND CURRENCY RATES”) AND OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. SHOULD ONE OR MORE OF THE RISKS DISCUSSED, OR ANY OTHER RISKS, MATERIALIZE, OR SHOULD ONE OR MORE OF OUR UNDERLYING ASSUMPTIONS PROVE INCORRECT, OUR ACTUAL RESULTS MAY VARY MATERIALLY FROM THOSE ANTICIPATED, ESTIMATED, EXPECTED OR PROJECTED. IN LIGHT OF THE RISKS AND UNCERTAINTIES, THERE CAN BE NO ASSURANCE THAT ANY FORWARD-LOOKING INFORMATION WILL IN FACT PROVE TO BE CORRECT. WE DO NOT UNDERTAKE ANY OBLIGATION TO UPDATE FORWARD-LOOKING STATEMENTS.
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
     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment, primarily test and measurement equipment and personal computer related equipment. In fiscal 2006, 79% of our rental and lease revenue was derived from test and measurement equipment. This percentage has been increasing over the last three fiscal years due to erosion of rental and lease revenue from personal computer related equipment due to declines in product purchase prices and unit volume and increasing test and measurement activity in telecommunications, aerospace and defense markets. In fiscal 2006, rental revenues comprised 79% of our rental and lease revenue. The percentage of rental revenues has been increasing over the last three years due to a decline in personal computer leasing activity and an increase in rental activity that began in fiscal 2005.
     About 85% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio comprises personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our test and measurement equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our test and measurement equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-

generated projects. We also rent equipment to companies of various sizes representing a cross-section of American industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2006. No significant portion of our revenues is currently derived from direct United States Government contracts.
     The profitability of our business also depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices which we feel we can make a profit from a combination of renting and/or selling them. At times, we may acquire equipment which we do not intend to rent because we think it can be more profitably sold. The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of revenues and operating profit. To maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment’s historical and projected lifecycle. In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment. In our analysis, we assume depreciation and impairment of equipment based on historical levels although historical trends are not necessarily indicative of future trends. Our overall equipment management is complex, and our product strategy can change during a product’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment pool decisions are based on the following fundamentals:
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
     If we are unable to accurately predict market trends, or if demand for the equipment we supply declines, we can be left with large lots of equipment that we are unable to rent or sell for a profit. The Company assesses the carrying value of its equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and the Company was able to sell equipment that we had previously written down or that was older and more fully depreciated. Due in part to these events, the Company experienced greater than normal gross margins on equipment sales in fiscal 2006. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales. Gross margins on sales were 46% in fiscal 2006.
     Our profitability declined in fiscal 2006 from fiscal 2005 although our profitability in fiscal 2005 benefited from several large, non-recurring items. Revenues grew in fiscal 2006 from 2005 in part due to an acquisition. Focused, prudent growth continues to be a primary goal for fiscal 2007, and we intend to continue to evaluate growth and acquisition opportunities as they arise.
     On January 31, 2006, we announced that we had completed the acquisition of Rush Computer Rentals, Inc., a private company headquartered in Wallingford, Connecticut, with annual revenue of approximately $10 million from the rental and sale of a wide range of personal computers and related equipment to customers located primarily in the northeast United States.
     Until recently, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas. We intend to exploit opportunities for expanding our rental and leasing services globally. As part of that strategy, we have recently entered two of the largest world markets: China and Europe. Our wholly owned subsidiary in Tianjin, China commenced operations in June 2005, and on October 3, 2005, we announced that we had acquired a test and measurement rental company based in Belgium, from which we are beginning to service the European market.

     In fiscal 2006, we received 10.7% of our revenues from foreign countries. No single foreign country accounted for more than 10% of our revenues.
     We service our customers through sales offices and calibration and service centers in the United States, Canada, China and Europe, which are linked by an on-line computer system. These centers also function as depots for the sale of used equipment.
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
     We have no material patents, trademarks, licenses, franchises or concessions.
     At May 31, 2006, Electro Rent employed approximately 284 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.
     Our Internet address is www.electrorent.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website through via linking to the SEC’s website. We provide paper copies of these reports to shareholders upon written request to Shareholder Relations, 6060 Sepulveda Boulevard, Van Nuys, California 91411-2512.
Item 1A. Risk Factors
Please carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing our company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
COMMON STOCK PRICE FLUCTUATIONS
Our Common Stock price has fluctuated significantly and may continue to do so in the future.
General Factors. We believe some of the reasons for past fluctuations in the price of our stock have included:
— announcements of developments related to our business;
— announcements concerning new products or enhancements in the equipment that we rent; or developments in our relationships with our customers;
— variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and

— fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
In addition, prices in the stock market have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.
Future Sales of Electro Rent Common Stock. Sales of Electro Rent’s Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the approximately 25,548,095 shares outstanding as of August 1, 2006, we are authorized to issue up to 1,141,370 shares of Common Stock upon exercise of stock options previously granted under our Stock Option Plans.
We cannot predict the effect that any future sales of our Common Stock, or the potential for those sales, will have on our share price.
FLUCTUATIONS IN OPERATING RESULTS
Historically, Electro Rent’s operating results have fluctuated, and we expect that fluctuations could continue in the future. The fluctuations in our past results have resulted from many factors, some of which are beyond our control. In the future, these or other factors could have a material adverse impact on our operating results and cause our stock price to decrease.
Timing of Equipment Purchases and Sales. The profitability of our business depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices, from which we feel we can make a profit as a result of a combination of renting and/or selling that equipment. We base expenditures for equipment purchases, sales and marketing and other items on our expectations of future customer demand. In order to maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment’s historical and projected lifecycle. In doing so, we compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment.
Basis of Equipment Pool Management. Our overall equipment management is complex and our product strategy can change during a product’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are based on the following fundamentals:
— The acquisition cost for Electro Rent;
— Our estimates of current and future market demand for rentals;
— Our estimates of current and future supply of product;
— The book value of the product after depreciation and other impairment;
— Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and
— Our estimates of the potential current and future sale prices.
However, historical trends are not necessarily indicative of future trends. If our assumptions prove to be wrong, and our revenues fall short of our expectations, we may not be able to adjust our inventory quickly enough to compensate for lower demand. In addition, as demand for a product falls, we may have difficulty in selling any of our excess equipment at a favorable price or at all. Both of these factors can compound the impact of any revenue shortfall and further affect our operating results and the price of our stock.
Risks Associated with Changing Economic Conditions. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services may decline. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Slowdowns in the U.S. or global economy generally, or one or more of these specific industries, could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we were left with a relatively high percentage of unusable equipment, the value of which was written down on our books and was reflected, for accounting purposes, as impaired.
Seasonal and Quarterly Fluctuations. Regardless of the overall economic outlook domestically and globally, December and January typically reflect lower rental activity. In addition, because February is a short month, revenue billing in that month is reduced. We cannot predict whether these seasonal factors or their effects will change in the future. The seasonal spending patterns of our customers are affected by factors such as:
— weather, holiday and vacation considerations; and
— budgetary considerations.
Additionally, our operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors such as:
— changes in customer demands and/or requirements;
— new product announcements;
— price changes;
— changes in delivery dates;
— changes in maintenance policies and the pricing policies of equipment manufacturers; and
— price competition from other rental, leasing and finance companies.
Other Factors. Other factors that may affect our operating results include:
— competitive forces within our current and anticipated future markets;
— changes in interest rates;
— our ability to attract customers and meet their expectations;
— currency fluctuations and other risks of international operations;
— general economic conditions; and
— differences in the timing of our spending on acquiring equipment, renting or leasing that equipment and receiving revenues from our customers.
All or any of these and similar factors could result in our operating results differing substantially from the expectations of public market analysts and investors, which would likely have a material adverse impact on our stock price.

RISKS ASSOCIATED WITH TECHNOLOGY CHANGES
If we do not adequately anticipate or respond to changes in technology, it could have a material adverse effect on our operating results and stock price.
Technological Advancements. We must anticipate and keep pace with the introduction of new hardware, software and networking technologies and acquire equipment that will be marketable to our current and prospective customers. The equipment we rent can be the subject of rapid technological developments, evolving customer demands and frequent new product announcements and enhancements. If we fail to adequately anticipate or adapt to new technological developments or to recognize changing market conditions, our operating results and stock price could be materially and adversely affected.
Expenses Resulting from Technological Advancements. As a result of technology developments, we may have to make substantial and unanticipated expenditures to acquire new equipment or invest in further staff education on operating and servicing the equipment we deliver to our customers. Further, we may not adequately anticipate or respond successfully to technological changes for many reasons, including misjudging the impact of technological changes as well as financial, technological or other constraints. If we do not adequately anticipate or respond to changes in technological advancements or customer preferences, it would likely have a material adverse impact on our operating results and stock price.
Introducing New Products and Services. The markets in which we operate are characterized by rapidly changing technology, evolving industry standards and declining prices of certain products. Our operating results will depend to a significant extent on our ability to continue to introduce new services and to control and/or reduce costs on existing services. Whether we succeed in our new offerings depends on several factors such as:
— proper identification of customer needs;
— our costs;
— timely completion and introduction of products and services as compared to our competitors;
— our ability to differentiate our equipment and services from our competitors; and
— market acceptance of our business.
RISKS ASSOCIATED WITH THE CUSTOMER SOLVENCY
If we do not collect on contracts with customers, it could have a material adverse effect on our operating results and stock price.
One of the reasons some of our customers find it more attractive to rent or lease electronic equipment than owning that equipment is the need to deploy their capital elsewhere. This can be particularly true in industries with high growth rates such as the telecommunications industry. However, some of our customers have liquidity issues, and ultimately cannot fulfill the terms of their agreements with us. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations and stock price may be materially and adversely affected.
COMPETITION
If we do not effectively compete in our market, our operating results and stock price will be materially and adversely affected.
Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from both established entities and new entries in the market. Our primary competitors have been identified by independent industry publications to include:

— McGrath Rent Corp.;
— Telogy;
— Continental Resources;
— Microlease plc; and
— Livingston Group Ltd.
Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing options.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.
We generate a meaningful portion of our revenues from contracts with Canadian parties. In fiscal 2006, we also sought to develop available international opportunities and supplied several multinational customers to their manufacturing facilities outside of the U.S. We are also expanding our operations outside of North America. In fiscal 2006, we established a wholly owned subsidiary based in Belgium, and in May 2006 we established a wholly foreign-owned enterprise on mainland China. We also have an agency arrangement with a small company in Europe. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Currently, we do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.
Other Risks Associated with International Operations. Additionally, our financial results may be adversely affected by other international risks, such as:
— international political and economic conditions;
— changes in government regulation in various countries;
— trade barriers;
— difficulty in staffing our foreign sales and service centers, and in training and retaining foreign employees;
— adverse tax consequences; and
— costs associated with expansion into new territories.
We expect to continue our international operations and that the revenues we derive from these activities will continue to be a meaningful portion of our total revenues. If we do not anticipate and respond to the risks associated with international operations, it could have a material adverse effect on our operating results and stock price.
RISKS ASSOCIATED WITH OUR MANUFACTURERS AND SUPPLIERS
If we are not able to obtain equipment at favorable rates, it could have a material adverse effect on our operating results and stock price.
About 84% of our equipment portfolio at acquisition cost is composed of general purpose test and measurement instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment pool comprises personal computers and workstations which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.
DEPENDENCE ON KEY PERSONNEL
If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price.
Our success depends in large part on the continued services of our executive officers, our senior managers and other key personnel, including, among others, our Chief Executive Officer, Daniel Greenberg, our Senior Vice President of Sales, Gary Phillips, our Chief Financial Officer, Craig Jones, and our Vice President-Administration and Secretary, Steven Markheim. The loss of these people, especially without advance notice, could materially and adversely impact our results of operations. It is also very important that we attract and retain highly skilled personnel to accommodate growth and to replace personnel who leave. Competition for qualified personnel can be intense, especially in technology industries, and there are a limited number of people with the requisite knowledge and experience to market, sell and service our equipment. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.
CONTROL BY MANAGEMENT AND OTHERS
Senior management has significant influence over Electro Rent’s policies and affairs and may be in a position to determine the outcome of corporate actions.
Our executive officers and directors collectively own approximately 19.1% of our Common Stock.
Mr. Greenberg, Electro Rent’s Chairman and Chief Executive Officer, beneficially owns approximately 16.4% of Electro Rent’s outstanding shares of Common Stock. In addition, two other shareholders control 32.5% of Electro Rent’s outstanding shares of Common Stock. Consequently, these shareholders, including Mr. Greenberg, may have significant influence over Electro Rent’s policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES
If we cannot successfully implement any future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.
On occasion we evaluate business opportunities that appear to fit within our overall business strategy. In fact, in March 2004, we acquired certain contracts of a quick-ship services business from a unit of CIT Group Inc. We have been expanding our operations in Europe and China, and in 2006, we acquired Rush Computer Rentals, Inc., a private company based in Wallingford, Connecticut that rents and sells a wide range of personal computers and related equipment. We could decide to pursue one or more other opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:
— the difficulty of integrating acquired operations and personnel with our existing operations;
— the difficulty of developing and marketing new products and services;
— the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures;

— our exposure to unforeseen liabilities of acquired companies; and
— the loss of key employees of an acquired operation.
In addition, an acquisition or new business venture could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:
— charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
— interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
— any issuance of securities in connection with an acquisition or new business venture which dilutes or lessens the rights of our current shareholders.
In the previous ten years, we have had only one significant experience in executing and implementing an acquisition, which was our acquisition of General Electric Capital Technology Management Services’ test and measurement operations in November 1997. As a result of this 1997 acquisition, Electro Rent was a party to an arbitration proceeding in connection with the purchase price that settled in 2001.
Our March 2004 acquisition was designed to supplement our growth and provide us an entry into the disaster recovery business. Although the business unit we acquired in March 2004 has been profitable, such business unit has not grown to the extent we had expected.
Additionally, we have implemented various new business ventures in the past, and not all of such ventures have been successful. The risks associated with acquisitions and new business ventures could have a material adverse impact on our operating results and stock price.
RISKS ASSOCIATED WITH FLUCTUATING INTEREST RATES
Interest Rate Fluctuations could have a material adverse effect on our operating results and stock price.
Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we currently have no borrowings under this credit facility. Instead, our financial results reflect the effect of changes in interest rates on our leasing yields. Our leasing yields generally directly correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
ANTI-TAKEOVER PROVISIONS
The anti-takeover provisions contained in our Charter Documents could materially and adversely impact the value of our Common Stock.
Certain provisions of Electro Rent’s Articles of Incorporation, our Bylaws and California law could, together or separately, discourage, delay or prevent a third party from acquiring Electro Rent, even if doing so might benefit our shareholders. This may adversely impact the interests of our shareholders with respect to a potential acquisition and may also affect the price investors would receive for their shares of Common Stock. Some examples of these provisions in our Articles of Incorporation and Bylaws are:
— the right of our board of directors to issue preferred stock with rights and privileges which are senior to the Common Stock, without prior stockholder approval; and
— certain limitations of the rights of stockholders to call a special meeting of shareholders.

Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     Electro Rent owns a building that houses its corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 40,600 square feet are currently leased to others. These tenant arrangements provide for all of the leased property to be available for our future needs.
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
     As of May 31, 2006 Electro Rent had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Detroit, Los Angeles, New York/Newark, San Francisco, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in both Mechelen, Belgium and Tianjin, China.
     Electro Rent’s facilities aggregate approximately 312,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of the facilities are rented pursuant to leases for up to three years for aggregate annual rentals of approximately $711,000 in fiscal 2006. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
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
PART II
     Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
     Electro Rent’s Common Stock is listed by the National Association of Securities Dealers and is quoted on the NATIONAL MARKET SYSTEM OF NASDAQ. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2006, as quoted on NASDAQ, are set forth on page 36 of the 2006 Annual Report and are incorporated herein by reference.
     We did not pay any cash dividends during the two fiscal years ended May 31, 2006.
     None of our preferred shares are issued or outstanding.

Item 6. Selected Financial Data.
     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of the 2006 Annual Report, is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information appearing under the above caption on pages 10 to 17 of the 2006 Annual Report is hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
     Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we had no borrowings under this credit facility on May 31, 2006. Instead, our financial results reflect the effect of changes in interest rates on our leasing yields. Our leasing yields generally directly correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
     As of May 31, 2006, our cash and cash equivalents included money market securities, and we had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
     The Company has wholly owned Chinese and European subsidiaries. The international operations of the Company subject it to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In fiscal year 2006, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, the Company does not expect future foreign exchange gains and losses to be significant.
     The Company has no derivative financial instruments that expose the Company to significant market risk.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP appearing on pages 18 to 35 of the 2006 Annual Report are hereby incorporated by reference.
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
Management’s Report on Internal Control Over Financial Reporting
          Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2006. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2006, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
          There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Electro Rent Corporation:
Van Nuys, California
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”, that Electro Rent Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2006 of the Company and our report dated August 9, 2006 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 9, 2006
PART III
Item 10. Directors and Executive Officers of the Registrant.
          Information appearing in the 2006 Proxy Statement under the captions Election of Directors (pages 4 and 5), Executive Officers (page 5), Compliance With Section 16 of the Securities Exchange Act of 1934 (page 10), and Transactions With Management (page 10), is hereby incorporated by reference.
Item 11. Executive Compensation.
          Information appearing in the 2006 Proxy Statement under the caption Executive Compensation (pages 10 to 17) is hereby incorporated by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     Information concerning the ownership of Electro Rent’s securities by its principal holders and its management is set forth in the 2006 Proxy Statement (pages 3 and 4), and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
     Information appearing in the 2006 Proxy Statement under the caption Transactions With Management (page 10) is hereby incorporated by reference.
     Item 14. Principal Accountant Fees and Services.
     Information appearing in the 2006 Proxy Statement under the caption Proposal 2 – Approval of Selection of Independent Auditors (pages 17 and 18) is hereby incorporated by reference.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a) The following financial statements covered by the Consent of the Independent Registered Public Accounting Firm are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of the 2006 Annual Report.

		2006 Annual Report
	Item	Page Number
1.	Financial Statements

	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2006	18

	Consolidated Balance Sheets at May 31, 2006 and 2005	19

	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2006	20

	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2006	21

	Notes to Consolidated Financial Statements	22-34

	Report of Independent Registered Public Accounting Firm	35

2.	Financial Statement Schedules	29
     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.

     (b) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.
Exhibit Index
(* Indicates compensation plan, contract or arrangement)

Exhibit
Number	Document Description
(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated

Exhibit
Number	Document Description
September 1, 1994.*

(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992), and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2003.*

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

(10)(D)(3)	Letter setting forth terms of retirement of William Weitzman, President and Chief Operating Officer, a copy of which is incorporated by reference to Exhibit 10(D)(3) of the Registrant’s Current Report on Form 8-K for events occurring October 9, 2003.

10(D)(4)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Gary B. Phillips is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

10(D)(5)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Steven Markheim is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

10(D)(6)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Craig R. Jones is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent

Exhibit
Number	Document Description
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

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.

10(E)(6)	Electro Rent Corporation 2005 Equity Incentive Plan.

(11)	Statement re computation of per share earnings is incorporated by reference to the 2006 Annual Report, [page 29].

(13)	2006 Annual Report. Only those portions of the 2006 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.

• Genstar Rental Electronics, Inc., a Canadian corporation

• ER International, Inc., a Delaware corporation

• Electro Rent Asia, Inc., a California corporation

• Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

• Electro Rent Europe NV, a Belgium corporation

(23)(A)	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm.

(31)(A)	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

Exhibit
Number	Document Description
(31)(B)	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

(32)(A)	Section 1350 Certification by Principal Executive Officer

(32)(B)	Section 1350 Certification by Chief Financial Officer
(c) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2006 Annual Report by Rule 14a-3(b) (1):
None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules) of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 9, 2006.	By	/s/ Daniel Greenberg

Daniel Greenberg
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 9, 2006

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer	August 9, 2006

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 9, 2006

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 9, 2006

/s/ Karen J. Curtin Karen J. Curtin	Director	August 9, 2006

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 9, 2006

/s/ S. Lee Kling S. Lee Kling	Director	August 9, 2006

/s/James S. Pignatelli James S. Pignatelli	Director	August 9, 2006