Form 10-Q
period 2006-08-31
ELECTRO RENT CORP
filed 2006-10-06
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
Commission File Number: 0-9061
ELECTRO RENT CORPORATION
Exact name of registrant as specified in its charter

CALIFORNIA	95-2412961

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
6060 SEPULVEDA BOULEVARD
VAN NUYS, CALIFORNIA 91411-2501
(Address of Principal Executive Offices and Zip Code)
818 787-2100
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
   Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated Filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
   Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 11, 2006 was 25,569,913.

ELECTRO RENT CORPORATION
FORM 10-Q
August 31, 2006

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (000’s omitted, except per share data)

	Three Months Ended
	August 31,
	2006	2005
Revenues:
Rentals and leases	$25,448	$21,156
Sales of equipment and other revenues	4,576	5,394

Total revenues	30,024	26,550

Operating expenses:
Deprecation of rental and lease equipment	9,882	8,452
Costs of revenues other than depreciation of rental and lease equipment	2,616	2,663
Selling, general and administrative expenses	10,578	7,944

Total operating expenses	23,076	19,059

Operating profit	6,948	7,491

Interest and investment income, net	939	559

Income before income taxes	7,887	8,050

Income taxes	3,128	3,065

Net income	$4,759	$4,985

Earnings per share:
Basic	$0.19	$0.20

Diluted	$0.18	$0.19

Shares used in per share calculation:
Basic	25,550	25,119

Diluted	25,944	25,571

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000’s omitted, except share data)

	August 31,	May 31,
	2006	2006
ASSETS

Cash and cash equivalents	$58,580	$58,748
Marketable securities	23,050	22,750
Accounts receivable, net of allowance for doubtful accounts of $729 and $681	14,475	14,001
Rental and lease equipment, net of accumulated depreciation of $127,255 and $122,213	146,980	140,108
Other property, net of accumulated depreciation and amortization of $13,052 and $12,773	15,362	15,528
Goodwill	2,028	2,083
Intangibles, net of amortization of $453 and $294	2,023	2,127
Other	3,910	4,337

	$266,408	$259,682

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$11,378	$11,344
Accrued expenses	9,507	8,595
Deferred revenue	3,212	3,303
Deferred tax liability	15,381	14,599

Total liabilities	39,478	37,841

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000; none issued
Common stock, no par — shares authorized 40,000,000; issued and outstanding August 31, 2006 - 25,558,323; May 31, 2006 - 25,546,719	26,681	26,351
Retained earnings	200,249	195,490

Total shareholders’ equity	226,930	221,841

	$266,408	$259,682

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000’s omitted)

	Three Months Ended
	August 31,
	2006	2005
Cash flows from operating activities:
Net income	$4,759	$4,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,314	8,693
Provision for losses on accounts receivable	71	48
Gain on sale of rental and lease equipment	(1,942)	(2,288)
Stock compensation expense	194	—
Tax benefit for stock options exercised	—	140
Deferred tax liability	782	1,196

Change in operating assets and liabilities:
Accounts receivable	(545)	(1,061)
Other assets	426	(130)
Accounts payable	335	(364)
Accrued expenses	912	765
Deferred revenue	(91)	127

Net cash provided by operating activities	15,215	12,111

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	3,676	4,338
Payments for purchase of rental and lease equipment	(18,789)	(17,401)
Purchases of marketable securities	(300)	(5,970)
Redemptions of marketable securities	—	5,800
Payments for purchase of other property	(106)	(133)

Net cash used in investing activities	(15,519)	(13,366)

Cash flows from financing activities:
Proceeds from issuance of common stock	107	579
Tax benefit for stock options exercised	29	—

Net cash provided by financing activities	136	579

Net decrease in cash and cash equivalents	(168)	(676)
Cash and cash equivalents at beginning of period	58,748	31,997

Cash and cash equivalents at end of period	$58,580	$31,321

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., ER International, Inc., Rush Computer Rentals, Inc., Rush Computer Sales & Leasing, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our” hereafter) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which supplements Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
Note 2: Stock-Based Compensation
On December 16, 2004, the FASB issued SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) requiring all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation cost is recognized over the period that an employee provides service in exchange for the award. We implemented SFAS 123R as of June 1, 2006.
We adopted SFAS 123R using the modified prospective method. Under this transition method, awards that are granted, modified, or settled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Estimated compensation for the unvested portion of grants that were outstanding as of the effective date will be recognized over the remaining service period using the compensation cost estimated for the SFAS No. 123, Accounting for Stock-Based Compensation, (“SFAS 123”) pro forma disclosures.
We recorded $194 of stock-based compensation as part of selling, general and administrative expenses in accordance with SFAS 123R in the accompanying condensed consolidated statements of income for the three month period ended August 31, 2006. This compensation cost caused net income to decrease by $159 and did not have a material impact on basic or diluted earnings per share.
Shares of newly issued common stock will be issued upon exercise of stock options.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires subsequent cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. For the three months ended August 31, 2006, we reported $29 of excess tax benefits as financing cash flows. The total tax benefit realized from stock option exercises for the three months ended August 31, 2006 and 2005 was $29 and $140, respectively. Cash received from stock option exercises was $107 and $579 for the three months ended August 31, 2006 and 2005, respectively.
Prior to June 1, 2006, we applied the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS 123 (as amended by SFAS No. 148), had been applied. Our reported and pro forma information for the three months ended August 31, 2005 was as follows:

Net income, as reported	$4,985
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(187)

Pro forma net income	$4,798

Earnings per share:
Basic, as reported	$0.20
Basic, pro forma	$0.19

Diluted, as reported	$0.19
Diluted, pro forma	$0.19
Stock Option Plans and Equity Incentive Plan
We have Stock Option Plans and an Equity Incentive Plan (the “Plans”) that authorize the Board of Directors to grant options for 4,433,544 shares of our common stock. The Stock Option Plans provide for both incentive stock options, which may be granted only to employees, and non-statutory stock options, which may be granted to directors and consultants who are not employees. The Equity Incentive Plan, which replaced the Stock Option Plans in October 2006, provides for incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards. Pursuant to the Plans, options have been granted to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.
We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. Our computation of expected volatility is based on historical volatility. Our computation of expected term in 2006 was determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.
The weighted average assumptions are not presented as there were no options grants for the three month periods ended August 31, 2006 and 2005.

The following table represents stock option activity for the three months ended August 31, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	(Term in	Intrinsic
	Shares	Price	years)	Value
Outstanding at May 31, 2006	1,141	$9.13	2.4
Granted	—	—	—
Exercised	(11)	9.13	—
Forfeited/Cancelled	(1)	9.51	—

Outstanding at August 31, 2006	1,129	$9.13	2.1	$7,882

Vested and expected to vest at August 31, 2006	1,129	$9.13	2.1	$7,882

Exercisable at August 31, 2006	944	$8.98	1.9	$6,730

For the three months ended August 31, 2006 and 2005 there were no option grants. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 1,129 options that were in-the-money at August 31, 2006. The aggregate intrinsic value of options exercised during the three months ended August 31, 2006 and 2005 was $72 and $424, respectively, determined as of the date of option exercise. As of August 31, 2006, there was approximately $711 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Stock Option Plans and Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1 year.
A summary of the status and changes of our nonvested shares related to our stock plans as of and during the three months ended August 31, 2006 is presented below:

		Weighted
		Average Grant
	Shares	Date Fair Value
Nonvested at May 31, 2006	344	$4.76
Vested	(160)	4.69

Nonvested at August 31, 2006	184	$4.82

Note 3: Acquisition
On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement, of Rush Computer Rentals, Inc. (“Rush”), in order to facilitate the growth of our data products business. Headquartered in Wallingford, Connecticut, Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the northeast United States. Before taking into account Rush’s cash balance, an aggregate purchase price of $9,710 was paid in cash, subject to our final adjustments to the sellers’ closing date balance sheet. In addition, up to $1,000 of contingent consideration may be paid to the shareholders of Rush based upon the achievement of certain revenue objectives through February 2008. Any additional consideration will increase the carrying amount of goodwill. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.
Supplemental pro forma information reflecting the acquisition of Rush as if it occurred on June 1, 2005 has not been provided due to the fact that this is not a material transaction. The results of operations of Rush have been included in our statements of income from the date of the acquisition.
Note 4: Goodwill and Intangibles
As the result of the Rush acquisition, we recorded $2,083 of goodwill and $2,297 of intangibles in fiscal 2006. As of August 31, 2006 the carrying amount of goodwill was $2,028. There was none recorded at August 31, 2005.

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2006 are as follows (in thousands):

	Balance as of
	June 1, 2006 (net			Balance as of
	of amortization)	Adjustments	Amortization	August 31, 2006

Goodwill	$2,083	$(55)	$—	$2,028
Trade Name	357	55	—	412
Non-compete agreements	704	203	(111)	796
Customer relationships	1,066	(203)	(48)	815

	$4,210	$—	$(159)	$4,051

During the three months ended August 31, 2006, we revised certain assumptions used to determine the value of the intangible assets acquired from Rush, resulting in a change in the gross carrying value of intangibles and goodwill.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets as of August 31, 2006:

		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$412	$—	$412
Non-compete agreements	2-5 years	1,050	(254)	796
Customer relationships	3-4 years	1,014	(199)	815

		$2,476	$(453)	$2,023

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Future
Year ending May 31,	Amortization
2007	$451
2008	502
2009	335
2010	256
2011	67

$1,611

Note 5: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired equipment totaling $9,095 and $9,396 as of August 31, 2006 and May 31, 2006, respectively, and $5,531 and $12,318 as of August 31, 2005 and May 31, 2005, respectively, which amounts were paid in following periods.
Note 6: Sales-type Leases
We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows at:

	August 31,	May 31,
	2006	2006
Gross minimum lease payments receivable	$529	$516
Less — unearned interest	(32)	(31)

Net investment in sales-type lease receivables	$497	$485

Note 7: Segment Reporting and Related Disclosures
SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, our operations are treated as one operating segment.
Although we have only one operating segment, we have two groups of similar products: test and measurement (T&M) and data products (DP) equipment. Our equipment pool, based on acquisition cost, comprised $230,663 of T&M equipment and $43,632 of DP equipment at August 31, 2006, and $220,628 of T&M equipment and $41,693 of DP equipment at May 31, 2006.
Revenues for these product groups were as follows for the three months ended August 31:

	T&M	DP	Total
August 31, 2006
Rentals and leases	$19,082	$6,366	$25,448
Sales of equipment and other revenues	3,912	664	4,576

	$22,994	$7,030	$30,024

August 31, 2005
Rentals and leases	$17,087	$4,069	$21,156
Sales of equipment and other revenues	4,696	698	5,394

	$21,783	$4,767	$26,550

No single customer accounted for more than 10% of total revenues during the first quarter of fiscal 2007 or fiscal 2006.
Selected country information is presented below:

	Three Months ended August 31,
	2006	2005
Revenues: (1)
U.S.	$26,857	$23,340
Other (2)	3,167	3,210

Total	$30,024	$26,550

	2006	2005
Net Long Lived Assets: (3)
U.S.	$155,103	$126,268
Other (2)	11,356	12,252

Total	$166,459	$138,520

(1)	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 8: Computation of Earnings Per Share
Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the periods ended August 31, 2006 and August 31, 2005:

	Three Months ended August 31,
	2006	2005
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	25,550	25,119
Effect of dilutive securities-options	394	452

	25,944	25,571

Net income	$4,759	$4,985
Earnings per share:
Basic	$0.19	$0.20
Diluted	$0.18	$0.19
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion addresses our financial condition as of August 31, 2006 and May 31, 2006 and the results of operations for the three months ended August 31, 2006 and 2005, and cash flows for the three-month periods ended August 31, 2006 and 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis section included in our 2006 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.
Overview
We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (T&M) and personal computer-related (DP) equipment.
For the first three months of fiscal 2007, 75.0% of our rental and lease revenues was derived from T&M equipment. This percentage decreased from the prior year period as a result of the acquisition of Rush Computer Rentals, Inc. (“Rush”) on January 31, 2006, and its on-going DP revenues. However, over the last three fiscal years, our T&M business grew as a percentage of revenue due to the steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in telecommunications, aerospace and defense markets. Excluding the effect of the Rush acquisition, DP revenues begun to stabilize in fiscal 2006.
For the first three months of fiscal 2007, rental revenues comprised 81.5% of our rental and lease revenue. That percentage has also been increasing over the last three years due to a significant decline in personal computer leasing activity, an increase in T&M and DP rental activity that began in fiscal 2005, and the Rush acquisition.
A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development activities. We also rent equipment to companies of various sizes representing a cross-section of industry. Our business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, because February is a short month, rental billing is reduced.
The profitability of our business depends in part on controlling the timing, pricing and mix of purchases and sales of equipment. We seek to acquire new and used equipment at attractive prices for the purpose of deriving a profit from a combination of renting and/or selling such equipment. The sale of equipment, either after acquisition or after it has been rented, can comprise a significant portion of our revenues and operating profit. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment’s historical and projected life cycle. In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment. In our analysis, we assume depreciation and impairment of equipment based on projected performance and historical levels although historical trends are not necessarily indicative of future trends. Our overall equipment management is complex, and our product strategy can change during a product’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are generally based on the following fundamentals:
•	Our acquisition cost;

•	Our estimates of current and future market demand for rentals;

•	Our estimates of current and future supply of product;

•	The book value of the product after depreciation and other impairment;

•	Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

•	Our estimates of the potential current and future sale prices.
If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on a quarterly basis or when factors indicating impairment are present.
When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 53% for our 2005 fiscal year, compared to 46% for our 2006 fiscal year. We intend to maintain our equipment management strategy, and, accordingly, we believe that gross margin on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales although this percentage will fluctuate on a quarterly basis. Our gross margin on sales for both the three months ended August 31, 2006 and 2005 was 53%.
Results for future quarters, however, are subject to unanticipated events, as in the case of unusual opportunities for sales and early termination of equipment leases. Revenues from early termination of equipment leases are included in sales of equipment and other revenues. Such early terminations can (i) result in sales proceeds to the extent that the customer decides to purchase the equipment involved, (ii) accelerate lease payments to the extent of lease termination fees, and/or (iii) to the extent the customer does not purchase the equipment, increase the pool of equipment available for lease by us, which would adversely affect future utilization unless we can rent, lease or sell that equipment to another party.
We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);

•	Net income as a percentage of average assets; and

•	Net income as a percentage of average equity.
STRATEGIC GROWTH PLANS
In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade. Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief and our assessment of the improving climate in recent periods, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:
INTERNAL GROWTH STRATEGIES: We intend to continue internal growth by building upon our vendor and customer relationships and expanding the types of services and equipment we provide. Thus, for example,
•	We have recently entered into distribution agreements with three leading manufacturers for a range of basic T&M equipment.

•	We have re-focused our DP marketing approach to emphasize short-term, event-oriented rentals in addition to our traditional markets.

•	We have been purchasing more environmental test equipment to expand our presence in this market.

•	We have been marketing a flexible leasing program that allows customers to build equity that can be applied against the future purchase of the test equipment.

•	We have implemented an expanded customer communication program to identify used equipment re-marketing opportunities.
ACQUISITION GROWTH STRATEGIES: We are also seeking to grow through acquisitions. Acquisitions can permit us to rapidly add revenues, as well as to expand into new geographical areas and/or markets. In addition to the acquisition of the Belgium company mentioned below, on January 31, 2006, we announced that we had completed the acquisition of Rush Computer Rentals, Inc., a private company headquartered in Wallingford, Connecticut, with annual revenue of approximately $10 million from the rental and sale of a wide range of personal computers and related equipment to customers located primarily in the northeast United States.
GEOGRAPHIC EXPANSION STRATEGIES: Prior to fiscal 2006, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas. We intend to exploit opportunities for expanding our rental and leasing services globally. As part of that strategy, in fiscal 2006 we entered two of the largest world markets: Europe and China.
•	Our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005 after we received what we believe to be one of the first licenses for a wholly foreign-owned equipment rental business in China.

•	On October 3, 2005, we announced that we acquired a T&M equipment rental company based in Belgium, from which we are beginning to service the European market.
Of course, none of these growth strategies may be successful, and each entails risks that could impact our continuing business results. In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general. For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2006 Annual Report on Form 10-K.
PROFITABILITY AND KEY BUSINESS TRENDS
For the first three months of fiscal 2007, revenues rose by 13.1% to $30,024 from the prior year period, operating profit declined by 7.2% to $6,948, and net income declined by 4.5% to $4,759. Revenue growth is consistent with the economic environment for the first three months of fiscal 2007. Furthermore, revenue for the first three months of fiscal 2007 includes the additional DP revenues of approximately $2,400 acquired from Rush. The decline in operating profit for the three months ended August 31, 2006 compared to the prior fiscal period reflects the cost of developing our operations in China and Europe, integration of the Rush acquisition, and higher depreciation expense related to a larger and newer equipment pool.
Our profitability measurements are presented in the table below for the three months ended August 31, 2006 and 2005:

	2006	2005
Net income per diluted common share (EPS)	$0.18	$0.19
Net income as a percentage of average assets	7.2%	8.4%
Net income as a percentage of average equity	9.2%	9.9%
T&M rental and lease activity increased the first three months of fiscal 2007 compared to the first three months of fiscal 2006, reflecting the strengthening global economy and telecommunications segment. DP rental and lease activity also increased for the same period, reflecting the acquisition of Rush.
The amount of equipment on rent, based on acquisition cost, increased from $110.8 million at August 31, 2005, to $121.7 million at August 31, 2006. Acquisition cost of equipment on lease increased from $37.9 million at August 31, 2005, to $41.8 million at August 31, 2006. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent compared to the total pool, increased from 61.7% at August 31, 2005, to 63.8% at August 31, 2006, primarily due to strengthening demand. Over the same period, utilization of our DP equipment pool decreased from 60.2% to 56.7%, reflecting the Rush acquisition which increased the rental pool relative to the lease pool assets which are 100% utilized. The overall utilization rate for our equipment pool increased from 61.5% at August 31, 2005 to 62.8% at August 31, 2006.
We believe that demand for rental electronic equipment should improve further provided the U.S. economy continues to grow. Also, any increased defense spending on advanced weapons and intelligence systems should benefit our business. While those developments continue to unfold, however, we will strive to operate the business efficiently at the prevailing activity levels.
The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Aug. 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,
	2006	2006	2006	2005	2005
Rentals and leases	$25,448	$25,294	$22,093	$22,005	$21,156
Sales of equipment and other revenues	4,576	5,684	7,184	5,996	5,394
Operating profit	6,948	8,261	7,683	8,266	7,491
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts, stock compensation expense and income taxes. These estimates are based on management’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable. During the three months ended August 31, 2006 the following change was made to our critical accounting policies included in our 2006 Annual Report on Form 10-K.
Stock-based compensation
Effective June 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Share-based compensation expense as required by SFAS 123R is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various assumptions including stock price volatility, forfeiture rates, and expected term.
We adopted SFAS 123R using the modified prospective method and, accordingly, our consolidated financial statements for the first quarter of 2007 reflect the application of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. The cumulative effect upon adoption of SFAS 123R was $194 in compensation expense for the three months ended August 31, 2006.
Results of Operations
Comparison of Three Months Ended August 31, 2006 and August 31, 2005
Revenues
Total revenues for the three months ended August 31, 2006 rose $3.4 million, or 13.1%, to $30.0 million, compared to $26.6 million in the same period in the prior year. The increase in total revenues was due to a 20.3% increase in rental and lease revenues which was offset by a 15.2% decrease in sales of equipment and other revenues.

Rental and lease revenues in the first quarter of fiscal 2007 were $25.4 million, a 20.3% increase from the prior year. This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe stems from the general economic expansion, as well as our expansion into China and Europe, and the Rush acquisition in late fiscal 2006.
Sales of equipment and other revenues decreased 15.2% to $4.6 million in the first quarter of fiscal 2007, from $5.4 million in the first quarter of fiscal 2006. In large measure, the decline in sales reflects the improved conditions for our rental business, which makes us less inclined to sell equipment from our pool.
We sell used equipment as a normal part of our rental business. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Gross margin on sales decreased to $1.9 million in the first quarter of fiscal 2007 as compared to $2.3 million a year ago, while the gross margin percentage remained relatively flat at 52.8% and 52.7% for the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006, respectively.
Operating Expenses
Depreciation of rental and lease equipment increased to $9.9 million, or 38.8% of rental and lease revenues, in the first quarter of fiscal 2007, from $8.5 million, or 40.0% of rental and lease revenues, in the first quarter of fiscal 2006. The increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2006 and fiscal 2005, while the lower ratio reflects higher equipment utilization and increased revenues in the current period.
Costs of revenues other than depreciation decreased 1.8% to $2.6 million in the first quarter of fiscal 2007, from $2.7 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which remained flat at 47.2% of equipment sales in the first quarter of fiscal 2007 and 2006, respectively. It is expected that this number will fluctuate quarter to quarter, as noted, depending primarily on customer requirements and funding.
Selling, general and administrative expenses increased 33.2% to $10.6 million in the first quarter of fiscal 2007, as compared to $7.9 million in the first quarter of fiscal 2006. This increase primarily reflects additional operating costs related to the Rush acquisition, an overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe. SG&A expenses include $194 of stock compensation expense as a result of the adoption of SFAS 123R in fiscal 2007. SG&A expenses as a percentage of total revenues increased to 35.3% in the first quarter of fiscal 2007 from 29.9% in the first quarter of fiscal 2006.
Interest and Investment Income, Net
Net interest and investment income was $0.9 million for the first quarter of fiscal 2007 compared to $0.6 million in the prior fiscal year. This primarily reflects increases in prevailing money-market interest rates.
Income Taxes
Our effective tax rate was 39.7% in the first quarter of fiscal 2007, compared to 38.1% for the same period in fiscal 2006. The increase is due primarily to a decline in tax advantaged investments and extraterritorial income exclusions. In addition, a portion of our stock compensation expense for the three months ended August 31, 2006 does not give rise to a tax benefit.
Liquidity and Capital Resources
During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $18.8 million of rental and lease equipment during the first three months of fiscal 2007. This amount was 8.0% higher than the $17.4 million in the prior year, primarily reflecting increased utilization of the equipment pool.
During the first three months of fiscal 2007 and fiscal 2006 net cash provided by operating activities was $15.2 million and $12.1 million, respectively. This increase is largely the result of higher net income before depreciation and amortization in the current period as compared to the prior fiscal period.

During the three months ended August 31, 2006 net cash used in investing activities was $15.5 million, compared to $13.4 million in the same period of fiscal 2006. This increase is attributable to increased payments for the purchase of rental and lease equipment.
Net cash flows from financing activities were lower in the first three months of fiscal 2007 as compared the same period last year, due to a decrease in stock options exercised.
We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding at August 31, 2006.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
Except for the historical statements and discussions, statements contained in this Form 10-Q constitute forward-looking statements within the meaning of section 21E of the Securities Exchange Act of 1934. These forward-looking statements reflect the current views of our management with respect to future events and financial performance; however, you should not put undue reliance on these statements. We undertake no obligation to update or revise any forward-looking statements that are or may be affected by developments, which our management does not deem material. When used in this Form 10-Q, the words “anticipate,” “believes,” “expects,” “intends,” “future,” and other similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, not all of which are disclosed in this Form 10-Q. We believe our management’s assumptions are reasonable; nonetheless, it is likely that at least some of these assumptions will not come true. Accordingly, our actual results will likely differ from the outcomes contained in any forward-looking statement, and those differences could be material. Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates,” as well as in our Annual Report on Form 10-K for the year ended May 31, 2006 including the “Risk Factors” discussed in Item 1A to that document, our Proxy Statement for our 2006 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission. Should one or more of the risks discussed, or any other risks, materialize, or should one or more of our underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, expected or projected.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we had no borrowings under this credit facility on August 31, 2006. Instead, our financial results reflect the effect of changes in interest rates on our leasing yields. Our leasing yields generally directly correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates, our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
As of May 31, 2006 and August 31, 2006, our cash and cash equivalents included money market securities, and we had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The Company has wholly owned Canadian, Chinese and European subsidiaries. The international operations of the Company subject it to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. We have determined that hedging of these assets is not cost effective and instead we attempt to minimize risks due to currency and exchange rate fluctuations through working capital management. We do not believe that any foreseeable change in currency rates would materially or adversely affect our financial position or results of operations.
In fiscal year 2006 and the first quarter of fiscal 2007, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, the Company does not expect future foreign exchange gains and losses to be significant.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2006 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those risk factors are not the only risk factors facing our company. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 7(d)(2)(ii)(G) of Schedule 14A.

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
DATED: October 6, 2006

/s/ Craig R. Jones Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized to sign this report on behalf of the company)