Form 10-Q
period 2006-11-30
ELECTRO RENT CORP
filed 2006-12-21
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended November 30, 2006 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________
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
     Yes   ☒          No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
     Yes   ☐          No   ☒
The number of shares outstanding of the registrant’s common stock as of December 15, 2006 was 25,698,596.

ELECTRO RENT CORPORATION
FORM 10-Q
November 30, 2006

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (000’s omitted, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Revenues:
Rentals and leases	$25,754	$22,005	$51,202	$43,161
Sales of equipment and other revenues	5,786	5,996	10,362	11,390

Total revenues	31,540	28,001	61,564	54,551

Operating expenses:
Depreciation of rental and lease equipment	10,510	8,664	20,392	17,116
Costs of revenues other than depreciation of rental and lease equipment	3,498	3,068	6,114	5,731
Selling, general and administrative expenses	10,177	8,003	20,755	15,947

Total operating expenses	24,185	19,735	47,261	38,794

Operating profit	7,355	8,266	14,303	15,757

Interest and investment income, net	910	597	1,849	1,156

Income before income taxes	8,265	8,863	16,152	16,913

Income taxes	3,341	3,244	6,469	6,309

Net income	$4,924	$5,619	$9,683	$10,604

Earnings per share:
Basic	$0.19	$0.22	$0.38	$0.42

Diluted	$0.19	$0.22	$0.37	$0.41

Shares used in per share calculation:
Basic	25,610	25,320	25,580	25,219

Diluted	26,028	25,672	25,987	25,621

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000’s omitted, except share data)

	November 30,	May 31,
	2006	2006
ASSETS

Cash and cash equivalents	$55,621	$58,748
Marketable securities	23,150	22,750
Accounts receivable, net of allowance for doubtful accounts of $794 and $681	15,032	14,001
Rental and lease equipment, net of accumulated depreciation of $134,275 and $122,213	150,410	140,108
Other property, net of accumulated depreciation and amortization of $13,337 and $12,773	15,309	15,528
Goodwill	2,551	2,083
Intangibles, net of amortization of $605 and $294	1,870	2,127
Other	4,273	4,337

	$268,216	$259,682

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,884	$11,344
Accrued expenses	7,062	8,595
Deferred revenue	3,231	3,303
Deferred tax liability	15,369	14,599

Total liabilities	34,546	37,841

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000; none issued
Common stock, no par — shares authorized 40,000,000; issued and outstanding November 30, 2006 - 25,698,263; May 31, 2006 - 25,546,719	28,497	26,351
Retained earnings	205,173	195,490

Total shareholders’ equity	233,670	221,841

	$268,216	$259,682

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000’s omitted)

	Six Months Ended
	November 30,
	2006	2005
Cash flows from operating activities:
Net income	$9,683	$10,604
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,233	17,611
Provision for losses on accounts receivable	193	48
Gain on sale of rental and lease equipment	(4,309)	(4,721)
Stock compensation expense	411	—
Tax benefit for stock options exercised	—	140
Deferred tax liability	770	1,302
Changes in operating assets and liabilities:
Accounts receivable	(1,122)	(2,829)
Other assets	64	98
Accounts payable	(915)	295
Accrued expenses	(1,533)	76
Deferred revenue	(72)	227

Net cash provided by operating activities	24,403	22,851

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	8,691	9,325
Cash paid for acquisition, net of acquired cash	(51)	—
Payments for purchase of rental and lease equipment	(37,195)	(32,842)
Purchases of marketable securities	(400)	(9,470)
Redemptions of marketable securities	—	12,500
Payments for purchase of other property	(310)	(250)

Net cash used in investing activities	(29,265)	(20,737)

Cash flows from financing activities:
Proceeds from issuance of common stock	1,366	2,546
Tax benefit for stock options exercised	369	—
Payment for repurchase of common stock	—	(82)

Net cash provided by financing activities	1,735	2,464

Net (decrease) increase in cash and cash equivalents	(3,127)	4,578
Cash and cash equivalents at beginning of period	58,748	31,997

Cash and cash equivalents at end of period	$55,621	$36,575

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Rush Computer Rentals, Inc., Rush Computer Sales & Leasing, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our” hereafter) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which supplements Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. This Interpretation is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. We are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006 and will apply to our financial statements for the fiscal year ended May 31, 2007. We do not expect that the adoption of SAB 108 will have a material effect on our financial condition or results of operations.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt the provisions of SFAS 157 beginning with our first quarter ended August 31, 2008. We are currently evaluating the impact of adopting SFAS 157 on our condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity). SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income. SFAS 158 is effective for fiscal years ending after December 15, 2006. We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 158.
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
We recorded $217 and $411 of stock-based compensation as part of selling, general and administrative expenses in accordance with SFAS 123R in the accompanying condensed consolidated statements of income for the three and six month periods ended November 30, 2006, respectively. This compensation cost caused net income to decrease by $177 and $335 for the three and six month periods ended November 30, 2006, respectively, and did not have a material impact on basic or diluted earnings per share.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires subsequent cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the three and six months ended November 30, 2006 was $340 and $369, respectively, compared to $0 and $140, respectively, for the three and six months ended November 30, 2005. Cash received from stock option exercises was $1,366 and $2,546 for the six months ended November 30, 2006 and 2005, respectively.

Prior to June 1, 2006, we applied the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS 123 (as amended by SFAS No. 148), had been applied. Our reported and pro forma information for the three and six months ended November 30, 2005 was as follows:

	Three Months	Six Months
	Ended	Ended
	November 30,	November 30,
	2005	2005
Net income, as reported	$5,619	$10,604
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(194)	(381)

Pro forma net income	$5,425	$10,223

Earnings per share:
Basic, as reported	$0.22	$0.42
Basic, pro forma	$0.21	$0.41

Diluted, as reported	$0.22	$0.41
Diluted, pro forma	$0.21	$0.40
Stock Option Plans and Equity Incentive Plan
We have Stock Option Plans and an Equity Incentive Plan (the “Plans”) that authorize the Board of Directors to grant options for 4,433 shares of our common stock. The Stock Option Plans provide for both incentive stock options, which may be granted only to employees, and non-statutory stock options, which may be granted to directors, officers and consultants who are not employees. The Equity Incentive Plan, which replaced the Stock Option Plans in October 2005, provides for incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards. Pursuant to the Plans, incentive and non-statutory options have been granted to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant. Shares of newly issued common stock will be issued upon exercise of stock options.
We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. Our computation of expected volatility is based on historical volatility. Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.
The following weighted average assumptions were used for each respective period to value option grants:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Risk-free interest rate	4.7%	3.9%	4.7%	3.9%
Expected life (in years)	3.5	4.6	3.5	4.6
Expected dividend yield	—	—	—	—
Expected volatility	40.2	52.5	40.2	52.5

The following table represents stock option activity for the six months ended November 30, 2006:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value
Outstanding at May 31, 2006	1,141	$9.13
Granted	56	17.69
Exercised	(152)	9.01
Forfeited/Cancelled	(1)	9.51

Outstanding at November 30, 2006	1,044	$9.60	2.1	$5,810

Vested and expected to vest at November 30, 2006	1,040	$9.57	2.1	$5,810

Exercisable at November 30, 2006	820	$9.03	1.8	$4,909

For the three and six months ended November 30, 2006 there were 56 stock option grants compared to 19.5 stock option grants during the three and six months ended November 30, 2005. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the 988 options that were in-the-money at November 30, 2006. The aggregate intrinsic value of options exercised during the six months ended November 30, 2006 and 2005 was $1,129 and $1,427, respectively, determined as of the date of option exercise. As of November 30, 2006, there was approximately $825 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Stock Option Plans and Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.37 years.
Note 3: Acquisition
On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement, of Rush Computer Rentals, Inc. (“Rush”), in order to facilitate the growth of our data products business. Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the northeastern United States. Before taking into account Rush’s cash balance, an aggregate purchase price of $9,710 was paid in cash. During the six months ended November 30, 2006, we reduced the purchase price by $102, resulting from adjustments to the seller’s closing date balance sheet. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.
Supplemental pro forma information reflecting the acquisition of Rush as if it occurred on June 1, 2005 has not been provided due to the fact that this was not a material transaction. The results of operations of Rush have been included in our statements of income from the date of the acquisition.

Note 4: Goodwill and Intangibles
As the result of the Rush acquisition, we recorded $2,083 of goodwill and $2,297 of intangibles in fiscal 2006. As of November 30, 2006 the carrying amount of goodwill was $2,551.
The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2006 are as follows (in thousands):

	Balance as of
	June 1, 2006 (net			Balance as of
	of amortization)	Adjustments	Amortization	November 30, 2006
Goodwill	$2,083	$468	$—	$2,551
Trade Name	357	54	—	411
Non-compete agreements	704	203	(199)	708
Customer relationships	1,066	(203)	(112)	751

	$4,210	$522	$(311)	$4,421

During the six months ended November 30, 2006, we revised certain assumptions used to determine the value of the intangible assets acquired from Rush, resulting in a change in the gross carrying value of intangibles and goodwill. In addition, we have finalized our valuation of certain assets acquired and costs incurred to acquire Rush, including a reduction in the purchase price of $102 (See “Note 3”), resulting in an increase in the carrying value of goodwill.
There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30, 2006. The annual impairment review date for goodwill is May 31.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(342)	708
Customer relationships	3-4 years	1,014	(263)	751

		$2,475	$(605)	$1,870

	May 31, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount
Trade name	—	$357	$—	$357
Non-compete agreements	2-5 years	847	(143)	704
Customer relationships	3-4 years	1,217	(151)	1,066

		$2,421	$(294)	$2,127

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Future
Year ending May 31,	Amortization
2007	$299
2008	502
2009	335
2010	257
2011	66

$1,459

Note 5: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired equipment totaling $7,850 and $9,396 as of November 30, 2006 and May 31, 2006, respectively, and $6,551 and $12,318 as of November 30, 2005 and May 31, 2005, respectively, which amounts were paid in following periods.
Note 6: Sales-type Leases
We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	November 30,	May 31,
	2006	2006
Gross minimum lease payments receivable	$474	$516
Less — unearned interest	(28)	(31)

Net investment in sales-type lease receivables	$446	$485

Note 7: Segment Reporting and Related Disclosures
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, our operations are treated as one operating segment.
Although we have only one operating segment, we have two groups of similar products: test and measurement (“T&M”) and data products (“DP”) equipment. Our equipment pool, based on acquisition cost, comprised $240,659 of T&M equipment and $44,026 of DP equipment at November 30, 2006, and $220,628 of T&M equipment and $41,693 of DP equipment at May 31, 2006.
Revenues for these product groups were as follows for the three months ended November 30:

	T&M	DP	Total
2006
Rentals and leases	$19,832	$5,922	$25,754
Sales of equipment and other revenues	4,941	845	5,786

	$24,773	$6,767	$31,540

2005
Rentals and leases	$17,725	$4,280	$22,005
Sales of equipment and other revenues	5,330	666	5,996

	$23,055	$4,946	$28,001

Revenues for these product groups were as follows for the six months ended November 30:

	T&M	DP	Total
2006
Rentals and leases	$38,914	$12,288	$51,202
Sales of equipment and other revenues	8,853	1,509	10,362

	$47,767	$13,797	$61,564

2005
Rentals and leases	$34,812	$8,349	$43,161
Sales of equipment and other revenues	10,026	1,364	11,390

	$44,838	$9,713	$54,551

No single customer accounted for more than 10% of total revenues during the first half of fiscal 2007 or fiscal 2006.
Selected country information is presented below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Revenues: (1)
U.S.	$27,919	$25,336	$54,776	$48,676
Other (2)	3,621	2,665	6,788	5,875

Total	$31,540	$28,001	$61,564	$54,551

	November 30,	May 31,
	2006	2006
Net Long Lived Assets: (3)
U.S.	$155,218	$148,435
Other (2)	14,922	11,411

Total	$170,140	$159,846

(1)	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 8: Computation of Earnings Per Share
Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three and six months ended November 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2006	2005	2006	2005
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	25,610	25,320	25,580	25,219
Effect of dilutive securities-options (1)	418	352	407	402

	26,028	25,672	25,987	25,621

Net income	$4,924	$5,619	$9,683	$10,604
Earnings per share:
Basic	$0.19	$0.22	$0.38	$0.42
Diluted	$0.19	$0.22	$0.37	$0.41

(1)	Excludes 56 options outstanding for the three and six months ended November 30, 2006 for which the exercise price exceeded the average market price of our stock during those periods. There were no such options for the three and six months ended November 30, 2005.
Note 9: Income Taxes
Electro Rent Corporation regularly evaluates its tax risks as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5. The three and six month periods ended November 30, 2005 include reductions in the accrued liability for income taxes of $204 reflecting the expiration of specific risks related to closed tax audit years.
Note 10: Gain Contingencies
We purchase substantial amounts of rental equipment from numerous vendors. As a result, we have occasionally been included as a member of the plaintiff class in class action lawsuits related to product warranties or price adjustments. Settlements of such claims can result in distributions of cash or product coupons that can either be sold or used to purchase new equipment. We recognize any benefits from such settlements when all contingencies have expired to the extent either cash has been received and/or realization of value from any coupon is probable and estimable.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion addresses our financial condition as of November 30, 2006 and May 31, 2006 and the results of operations for the three and six months ended November 30, 2006 and 2005, and cash flows for the six month periods ended November 30, 2006 and 2005. This discussion should be read in conjunction with the Management’s Discussion and Analysis section included in our 2006 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.
Overview
We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (“T&M”) and personal computer-related data products (“DP”) equipment.
For the first six months of fiscal 2007, 76.0% of our rental and lease revenues were derived from T&M equipment. This percentage decreased from the prior year period as a result of the acquisition of Rush Computer Rentals, Inc. (“Rush”) on January 31, 2006, and its on-going DP revenues. However, over the last three fiscal years, our T&M business grew as a percentage of revenue due to the steady erosion of DP rental and lease revenues related to declines in product purchase prices and unit volume and increasing T&M activity in telecommunications, aerospace and defense markets. Excluding the effect of the Rush acquisition, DP revenues began to stabilize in fiscal 2006.
For the first six months of fiscal 2007, rental revenues comprised 81.9% of our rental and lease revenue. That percentage has also been increasing over the last three years due to a significant decline in personal computer leasing activity, an increase in T&M and DP rental activity that began in fiscal 2005, and the Rush acquisition.
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
When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 53% for our 2005 fiscal year and 46% for our 2006 fiscal year. We intend to maintain our equipment management strategy, and, accordingly, we believe that gross margin on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales although this percentage will fluctuate on a quarterly basis. Our gross margin on sales for the three and six months ended November 30, 2006 was 47% and 50%, respectively, compared to 49% and 51% for the three and six months ended November 30, 2005, respectively.
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
ACQUISITION GROWTH STRATEGIES: We are also seeking to grow through acquisitions. Acquisitions can permit us to rapidly add revenues, as well as to expand into new geographical areas and/or markets. In addition to the acquisition of the Belgian company mentioned below, on January 31, 2006, we completed the acquisition of Rush Computer Rentals, Inc., a private company with annual revenue of approximately $10 million from the rental and sale of a wide range of personal computers and related equipment to customers located primarily in the northeastern United States.
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
•	Our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005 after we received what we believe to be one of the first licenses for a wholly foreign-owned equipment rental business in China.

•	In September 2005, we acquired a T&M equipment rental company based in Belgium, from which we service the European market.
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
PROFITABILITY AND KEY BUSINESS TRENDS
For the first six months of fiscal 2007, revenues rose by 12.9% to $61,564 from the prior year period, operating profit declined by 9.2% to $14,303, and net income declined by 8.7% to $9,683. Revenue growth is consistent with the economic environment for the first six months of fiscal 2007. Furthermore, revenue for the first six months of fiscal 2007 includes the additional DP revenues acquired from Rush. The decline in operating profit for the six months ended November 30, 2006 compared to the prior fiscal period reflects the cost of developing our operations in China and Europe, integration of the Rush acquisition, and higher depreciation expense related to a larger and newer equipment pool. We have implemented certain programs associated with integrating the Rush acquisition and further leveraging our investment in our foreign operations that we believe will allow us to improve the operating results from these businesses.
Our profitability measurements are presented in the table below for the six months ended November 30, 2006 and 2005:

	2006	2005
Net income per diluted common share (EPS)	$0.37	$0.41
Net income as a percentage of average assets	7.3%	8.9%
Net income as a percentage of average equity	8.7%	10.5%
T&M rental and lease activity increased the first six months of fiscal 2007 compared to the first six months of fiscal 2006, reflecting the strengthening global economy and telecommunications segment. DP rental and lease activity also increased for the same period, reflecting the acquisition of Rush.
The amount of equipment on rent, based on acquisition cost, increased from $116.2 million at November 30, 2005, to $129.7 million at November 30, 2006. Acquisition cost of equipment on lease decreased from $41.6 million at November 30, 2005, to $40.7 million at November 30, 2006. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent compared to the total pool, was 64.6% at November 30, 2005, compared to 64.5% at November 30, 2006. Over the same period, utilization of our DP equipment pool decreased to 56.5% from 60.8%, reflecting the Rush acquisition which increased the rental pool relative to the lease pool assets which are 100% utilized.
We believe that demand for rental electronic equipment should improve further provided the U.S. economy continues to grow. Also, any increased defense spending on advanced weapons and intelligence systems should benefit our business. While those developments continue to unfold, however, we will strive to operate the business efficiently at the prevailing activity levels.
The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Nov. 30,	Aug. 31,	May 31,	Feb. 28,	Nov. 30,
	2006	2006	2006	2006	2005
Rentals and leases	$25,754	$25,448	$25,294	$22,093	$22,005
Sales of equipment and other revenues	5,786	4,576	5,684	7,184	5,996
Operating profit	7,355	6,948	8,261	7,683	8,266
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts, stock compensation expense and income taxes. These estimates are based on management’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable. During the six months ended November 30, 2006 the following change was made to our critical accounting policies included in our 2006 Annual Report on Form 10-K.
Stock-based compensation
Effective June 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Share-based compensation expense as required by SFAS 123R is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards which requires various assumptions including stock price volatility, forfeiture rates, and expected term.

We adopted SFAS 123R using the modified prospective method and, accordingly, our consolidated financial statements for the first six months of fiscal 2007 reflect the application of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R we have recognized $217 and $411 as compensation expense for the three and six months ended November 30, 2006, respectively, which caused net income to decrease by $177 and $335 for the same periods, respectively.
Results of Operations
Comparison of Three Months Ended November 30, 2006 and November 30, 2005
Revenues
Total revenues for the three months ended November 30, 2006 rose $3.5 million, or 12.6%, to $31.5 million, compared to $28.0 million in the same period in the prior year. The increase in total revenues was due to a 17.0% increase in rental and lease revenues which was offset by a 3.5% decrease in sales of equipment and other revenues.
Rental and lease revenues in the second quarter of fiscal 2007 were $25.8 million, compared to $22.0 million in the prior year. This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe stems from the general economic expansion, as well as our expansion into China and Europe, and the Rush acquisition in late fiscal 2006.
Sales of equipment and other revenues decreased to $5.8 million from $6.0 million for the three months ended November 30, 2006 and 2005, respectively. In large measure, the decline in sales reflects the improved conditions for our rental business, which makes us less inclined to sell equipment from our pool.
We sell used equipment as a normal part of our rental business. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Gross margin on sales remained constant at $2.4 million in the second quarter of fiscal 2007 as compared to a year ago, while the gross margin percentage decreased to 47.2% from 48.8% for the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006, respectively.
Operating Expenses
Depreciation of rental and lease equipment increased to $10.5 million, or 40.8% of rental and lease revenues, in the second quarter of fiscal 2007, from $8.7 million, or 39.4% of rental and lease revenues, in the second quarter of fiscal 2006. The increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2007 and fiscal 2006.
Costs of revenues other than depreciation increased 14.0% to $3.5 million in the second quarter of fiscal 2007 from $3.1 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 52.8% in the second quarter of fiscal 2007 from 51.2% in the second quarter of fiscal 2006. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding, and increase over time to the historical range of 55% to 60%.
Selling, general and administrative expenses increased 27.2% to $10.2 million in the second quarter of fiscal 2007, as compared to $8.0 million in the second quarter of fiscal 2006. This increase primarily reflects additional operating costs related to the Rush acquisition, an overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe. SG&A expenses include $217 of stock compensation expense in the three months ended November 30, 2006 as a result of the adoption of SFAS 123R in fiscal 2007; there was no comparable expense during the prior year. SG&A expenses as a percentage of total revenues increased to 32.3% in the second quarter of fiscal 2007 from 28.6% in the second quarter of fiscal 2006.
Interest and Investment Income, Net
Net interest and investment income was $0.9 million for the second quarter of fiscal 2007 compared to $0.6 million in the prior fiscal year. This primarily reflects increases in prevailing money-market interest rates.

Income Taxes
Our effective tax rate was 40.4% in the second quarter of fiscal 2007, compared to 36.6% for the same period in fiscal 2006. The increase is due primarily to a decline in tax advantaged investments and extraterritorial income exclusions. In addition, a portion of our stock compensation expense, related to incentive stock options, for the three months ended November 30, 2006 did not give rise to a tax benefit. Finally, the prior year quarter included reductions in the accrued liability for income taxes of $0.2 million reflecting the expiration of specific risks related to closed tax audit years.
Comparison of Six Months Ended November 30, 2006 and November 30, 2005
Revenues
Total revenues for the six months ended November 30, 2006 rose $7.0 million, or 12.9%, to $61.6 million, compared to $54.6 million in the same period in the prior year. The increase in total revenues was due to an 18.6% increase in rental and lease revenues which was offset by a 9.0% decrease in sales of equipment and other revenues.
Rental and lease revenues in the first half of fiscal 2007 were $51.2 million, compared to $43.2 million in the prior year. This increase reflects higher demand and rental rates for T&M equipment in our major market segments, which we believe stems from the general economic expansion, as well as our expansion into China and Europe, and the Rush acquisition in late fiscal 2006.
Sales of equipment and other revenues decreased to $10.4 million in the first half of fiscal 2007, from $11.4 million in the first half of fiscal 2006. In large measure, the decline in sales reflects the improved conditions for our rental business, which makes us less inclined to sell equipment from our pool.
We sell used equipment as a normal part of our rental business. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Gross margin on sales decreased to $4.3 million in the first six months of fiscal 2007 as compared to $4.7 million a year ago, while the gross margin percentage decreased to 49.6% from 50.6% for the first half of fiscal 2007 compared to the first half of fiscal 2006, respectively.
Operating Expenses
Depreciation of rental and lease equipment increased to $20.4 million, or 39.8% of rental and lease revenues, in the first six months of fiscal 2007, from $17.1 million, or 39.7% of rental and lease revenues, in the first six months of fiscal 2006. The increased depreciation expense reflects higher expenditures for new rental and lease equipment during fiscal 2007 and fiscal 2006.
Costs of revenues other than depreciation increased 6.7% to $6.1 million in the first half of fiscal 2007, from $5.7 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 50.4% from 49.4% in the first half of fiscal 2007 compared to the first half of fiscal 2006. As noted above, we expect that this number will fluctuate quarter-to-quarter depending primarily on customer requirements and funding, and increase over time to the historical range of 55% to 60%.
Selling, general and administrative expenses increased 30.1% to $20.8 million in the first half of fiscal 2007, as compared to $15.9 million in the first half of fiscal 2006. This increase primarily reflects additional operating costs related to the Rush acquisition, an overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe. SG&A expenses include $411 of stock compensation expense for the six months ended November 30, 2006 as a result of the adoption of SFAS 123R in fiscal 2007; there was no comparable expense during the prior year. SG&A expenses as a percentage of total revenues increased to 33.7% in the first half of fiscal 2007 from 29.2% in the first half of fiscal 2006.
Interest and Investment Income, Net
Net interest and investment income was $1.8 million for the first half of fiscal 2007 compared to $1.2 million in the prior fiscal year. This primarily reflects increases in prevailing money-market interest rates.

Income Taxes
Our effective tax rate was 40.1% in the first half of fiscal 2007, compared to 37.3% for the same period in fiscal 2006. The increase is due primarily to a decline in tax advantaged investments and extraterritorial income exclusions. In addition, a portion of our stock compensation expense, related to incentive stock options, for the six months ended November 30, 2006 does not give rise to a tax benefit. Finally, the prior year included reductions in the accrued liability for income taxes of $0.2 million reflecting the expiration of specific risks related to closed tax audit years.
Liquidity and Capital Resources
During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $37.2 million of rental and lease equipment during the first six months of fiscal 2007. This amount was 13.3% higher than the $32.8 million in the prior year, primarily reflecting increased utilization of the equipment pool.
During the first six months of fiscal 2007 and fiscal 2006 net cash provided by operating activities was $24.4 million and $22.9 million, respectively. This increase is largely the result of higher net income before depreciation and amortization in the current period as compared to the prior fiscal period.
During the six months ended November 30, 2006 net cash used in investing activities was $29.3 million, compared to $20.7 million in the same period of fiscal 2006. This increase is attributable primarily to increased payments for the purchase of rental and lease equipment.
Net cash flows from financing activities were lower in the first six months of fiscal 2007 as compared the same period last year, due to a decrease in stock options exercised.
We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2006.
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
Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we had no borrowings under this credit facility on November 30, 2006. Instead, our financial results reflect the effect of changes in interest rates on our leasing yields. Our leasing yields generally directly correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates, our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
As of May 31, 2006 and November 30, 2006, our cash and cash equivalents included money market securities, and we had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
The Company has wholly owned Canadian, Chinese and European subsidiaries. The international operations of the Company subject it to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, the Company does not use derivative instruments to hedge its economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. We have determined that hedging of these assets is not cost effective and instead we attempt to minimize risks due to currency and exchange rate fluctuations through working capital management. We do not believe that any foreseeable change in currency rates would materially adversely affect our financial condition or results of operations.
In fiscal year 2006 and the first half of fiscal 2007, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, the Company does not expect future foreign exchange gains and losses to be significant.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
(a) On October 12, 2006, the 2006 Annual Meeting of Shareholders of the Registrant was held. Proxies, pursuant to Regulation 14A were solicited in connection with the meeting. 24,693,818 shares were present in person or by proxy out of a total of 25,550,260 shares issued and outstanding and eligible to vote on the record date.
(b) The meeting involved the election of directors. The following directors were elected by the number of affirmative votes set opposite their respective names:

	Number of	Number of
Name	Shares For	Shares Withheld
Gerald D. Barrone	24,263,512	430,306
Nancy Y. Bekavac	23,706,814	987,004
Karen J. Curtin	24,382,876	310,942
Daniel Greenberg	24,492,816	201,002
Joseph J. Kearns	24,265,992	427,826
S. Lee Kling	24,383,192	310,626
James S. Pignatelli	24,369,597	324,221
(c) Other matters submitted to a vote of security holders:
The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant’s independent public accountants for the current year. 24,646,094 shares were voted for, 15,202 shares were voted against, and 32,522 shares abstained from voting.
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
DATED: December 21, 2006

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the company)