Form 10-Q
period 2007-02-28
ELECTRO RENT CORP
filed 2007-04-04
CIK 32166

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended February 28, 2007 or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of March 23, 2007 was 25,931,554.

ELECTRO RENT CORPORATION
FORM 10-Q
February 28, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) (000’s omitted, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues:
Rentals and leases	$24,716	$22,093	$75,918	$65,254
Sales of equipment and other revenues	5,974	7,184	16,336	18,574

Total revenues	30,690	29,277	92,254	83,828

Operating expenses:
Depreciation of rental and lease equipment	11,097	8,666	31,489	25,782
Costs of revenues other than deprecation of rental and lease equipment	3,724	4,668	9,838	10,399
Selling, general and administrative expenses	9,809	8,260	30,564	24,207

Total operating expenses	24,630	21,594	71,891	60,388

Operating profit	6,060	7,683	20,363	23,440

Interest and investment income, net	978	750	2,827	1,906

Income from settlement	1,571	—	1,571	—

Income before income taxes	8,609	8,433	24,761	25,346

Income tax provision	3,411	2,517	9,880	8,826

Net income	$5,198	$5,916	$14,881	$16,520

Earnings per share:
Basic	$0.20	$0.23	$0.58	$0.65

Diluted	$0.20	$0.23	$0.57	$0.64

Shares used in per share calculation
Basic	25,808	25,451	25,654	25,279

Diluted	26,131	25,883	26,036	25,694

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000’s omitted, except share data)

	February 28,	May 31,
	2007	2006
ASSETS

Cash and cash equivalents	$63,369	$58,748
Marketable securities	23,450	22,750
Accounts receivable, net of allowance for doubtful accounts of $791 and $681	15,472	14,001
Rental and lease equipment, net of accumulated depreciation of $140,537 and $122,213	147,845	140,108
Other property, net of accumulated depreciation and amortization of $13,540 and $12,773	15,140	15,528
Goodwill	2,859	2,083
Intangibles, net of amortization of $758 and $294	1,717	2,127
Other	5,566	4,337

	$275,418	$259,682

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$7,453	$11,344
Accrued expenses	7,684	8,595
Deferred revenue	3,249	3,303
Deferred tax liability	15,429	14,599

Total liabilities	33,815	37,841

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000; none issued
Common stock, no par — shares authorized 40,000,000; issued and outstanding February 28, 2007 - 25,928,737; May 31, 2006 - 25,546,719	31,232	26,351
Retained earnings	210,371	195,490

Total shareholders’ equity	241,603	221,841

	$275,418	$259,682

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000’s omitted)

	Nine Months Ended
	February 28,
	2007	2006
Cash flows from operating activities:
Net income	$14,881	$16,520
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,742	26,520
Provision for losses on accounts receivable	230	48
Gain on sale of rental and lease equipment	(6,782)	(6,929)
Income from settlement	(1,571)	—
Stock compensation expense	628	—
Tax benefit for stock options exercised	—	1,073
Deferred tax liability	830	717
Changes in operating assets and liabilities:
Accounts receivable	(130)	(2,497)
Other assets	(1,228)	(900)
Accounts payable	(505)	(558)
Accrued expenses	(1,661)	(1,464)
Deferred revenue	(54)	353

Net cash provided by operating activities	37,380	32,883

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	13,988	15,600
Cash proceed (payment) for acquisition, net of acquired cash and settlements	493	(9,608)
Payments for purchase of rental and lease equipment	(50,392)	(44,937)
Purchases of marketable securities	(700)	(500)
Redemptions of marketable securities	—	26,600
Payments for purchase of other property	(401)	(404)

Net cash used in investing activities	(37,012)	(13,249)

Cash flows from financing activities:
Proceeds from issuance of common stock	3,391	3,616
Tax benefit for stock options exercised	862	—
Payment for repurchase of common stock	—	(82)

Net cash provided by financing activities	4,253	3,534

Net increase in cash and cash equivalents	4,621	23,168
Cash and cash equivalents at beginning of period	58,748	31,997

Cash and cash equivalents at end of period	$63,369	$55,165

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Rush Computer Rentals, Inc., Rush Computer Sales & Leasing, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our” hereafter) as consolidated with the elimination of all intercompany transactions. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.
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
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) which supplements Statement of Financial Accounting Standards (“SFAS”) No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. FIN 48 is effective as of the beginning of the first fiscal year beginning after December 15, 2006. Management is assessing the potential impact on our financial condition or results of operations.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), which expresses the Staff’s views regarding the process of quantifying financial statement misstatements. We are required to quantify the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The techniques most commonly used in practice to accumulate and quantify misstatements are generally referred to as the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance perspective) approaches. The financial statements would require adjustment when either approach results in quantifying a misstatement that is material, after considering all relevant quantitative and qualitative factors. SAB 108 is effective for fiscal years ending after November 15, 2006 and will apply to our financial statements for the fiscal year ended May 31, 2007. We do not expect that the adoption of SAB 108 will have a material effect on our financial condition or results of operations.
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

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132R (“SFAS 158”). SFAS 158 changes current practice by requiring employers to recognize the overfunded or underfunded positions of defined benefit postretirement plans, including pension plans, on the balance sheet. The funded status is defined as the difference between the projected benefit obligation and the fair value of plan assets. SFAS 158 also requires employers to recognize the change in funded status in other comprehensive income (a component of shareholders’ equity). SFAS 158 does not change the requirements for the measurement and recognition of pension expense in the statement of income. SFAS 158 is effective for fiscal years ending after December 15, 2006 and will apply to our financial statements for the fiscal year ended May 31, 2007. We do not anticipate any material impact to our financial condition or results of operations as a result of the adoption of SFAS 158.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt the provisions of SFAS 159 beginning with our first quarter ended August 31, 2008. We do not anticipate the adoption of SFAS 159 will have a material effect on our financial condition or results of operations.
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
We recorded $217 and $628 of stock-based compensation as part of selling, general and administrative expenses in accordance with SFAS 123R in the accompanying condensed consolidated statements of income for the three and nine month periods ended February 28, 2007, respectively. This compensation cost caused net income to decrease by $174 and $509 for the three and nine month periods ended February 28, 2007, respectively, and did not have a material impact on basic or diluted earnings per share.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123R, we presented all tax benefits resulting from the exercise of stock options as operating cash flows in the statements of cash flows. SFAS 123R requires subsequent cash flows resulting from excess tax benefits to be classified as part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the three and nine months ended February 28, 2007 was $493 and $862, respectively, compared to $933 and $1,073, respectively, for the three and nine months ended February 28, 2006. Cash received from stock option exercises was $3,391 and $3,616 for the nine months ended February 28, 2007 and 2006, respectively.

Prior to June 1, 2006, we applied the intrinsic-value-based method prescribed by Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for employee stock options and provided pro forma net income and pro forma earnings per share disclosures for employee stock option grants as if the fair-value-based method, defined in SFAS 123 (as amended by SFAS No. 148), had been applied. Our reported and pro forma information for the three and nine months ended February 28, 2006 was as follows:

	Three Months Ended	Nine Months Ended
	February 28,	February 28,
	2006	2006
Net income, as reported	$5,916	$16,520
Deduct: Total stock-based employee compensation expense determined under the fair value based method for all awards, net of related tax effects	(190)	(571)

Pro forma net income	$5,726	$15,949

Earnings per share:
Basic, as reported	$0.23	$0.65
Basic, pro forma	$0.22	$0.63

Diluted, as reported	$0.23	$0.64
Diluted, pro forma	$0.22	$0.62
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
The following weighted average assumptions were used for each respective period to value option grants:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Risk-free interest rate	—	3.9%	4.7%	3.9%
Expected life (in years)	—	4.6	3.5	4.6
Expected dividend yield	—	—	—	—
Expected volatility	—	52.5	40.2	52.5

The following table represents stock option activity for the nine months ended February 28, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value
Outstanding at May 31, 2006	1,141	$9.13
Granted	56	17.69
Exercised	(382)	8.88
Forfeited/Cancelled	(43)	12.91

Outstanding at February 28, 2007	772	$9.66	2.1	$4,379

Vested and expected to vest at February 28, 2007	768	$9.62	2.0	$4,345

Exercisable at February 28, 2007	590	$9.13	1.8	$3,584

For the nine months ended February 28, 2007 there were 56 stock option grants, compared to 19.5 stock option grants during the nine months ended February 28, 2006. The weighted average grant date fair value was $6.26 and $5.55 for the stock options granted during the nine months ended February 28, 2007 and 2006, respectively. There were no options granted during the three month periods ended February 28, 2007 and 2006. The total fair value of shares vested during the three and nine months ended February 28, 2007 was $68 and $901, respectively, compared to $0 and $2,115, respectively, for the three and nine months ended February 28, 2006. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during the three and nine months ended February 28, 2007 was $1,709 and $2, 839, respectively, compared to $827 and $2,387, respectively, for the three and nine months ended February 28, 2006, determined as of the date of option exercise. As of February 28, 2007, there was approximately $608 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Stock Option Plans and Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.35 years.
Note 3: Acquisition
On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement (“SPA”), of Rush Computer Rentals, Inc. (“Rush”), in order to facilitate the growth of our data products business. Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the northeastern United States. Before taking into account Rush’s cash balance, an aggregate purchase price of $9,710 was paid in cash. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.
During the nine months ended February 28, 2007, we increased the carrying value of goodwill by $776. Purchase price adjustments increased goodwill by $206, including $750 of additional consideration we accrued in accordance with certain revenue earnout provisions contained in the SPA, offset by settlements received totaling $544. This amount comprised $102 related to post-closing adjustments to the seller’s closing date balance sheet, and $442 related to certain claims for losses due to breach of specific representations and warranties included in the SPA. In addition, we completed our valuation of certain assets acquired and costs incurred to acquire Rush, including revisions to certain assumptions used to determine the value of the intangible assets acquired from Rush, resulting in an increase in goodwill of $570.
Supplemental pro forma information reflecting the acquisition of Rush as if it occurred on June 1, 2005 has not been provided due to the fact that this was not a material transaction. The results of operations of Rush have been included in our statements of income from the date of the acquisition.

Note 4: Goodwill and Intangibles
As the result of the Rush acquisition, we recorded $2,083 of goodwill and $2,297 of intangibles in fiscal 2006. As of February 28, 2007 the carrying amount of goodwill was $2,859.
The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2007 are as follows (in thousands):

	Balance as of
	June 1, 2006 (net			Balance as of
	of amortization)	Adjustments	Amortization	February 28, 2007

Goodwill	$2,083	$776	$—	$2,859
Trade Name	357	54	—	411
Non-compete agreements	704	203	(286)	621
Customer relationships	1,066	(203)	(178)	685

	$4,210	$830	$(464)	$4,576

During the nine months ended February 28, 2007, we revised the gross carrying value of goodwill and intangibles primarily as a result of additional purchase price consideration and final valuation of certain assets acquired and costs incurred to acquire Rush (see “Note 3”).
There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 28, 2007. The annual impairment review date for goodwill is May 31.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 28, 2007
		Gross
	Estimated Useful	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(429)	621
Customer relationships	3-4 years	1,014	(329)	685

		$2,475	$(758)	$1,717

	May 31, 2006
		Gross
	Estimated	Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$357	$—	$357
Non-compete agreements	2-5 years	847	(143)	704
Customer relationships	3-4 years	1,217	(151)	1,066

		$2,421	$(294)	$2,127

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Future
Year ending May 31,	Amortization
2007	$146
2008	502
2009	335
2010	257
2011	66

$1,306

Note 5: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired equipment totaling $6,010 and $9,396 as of February 28, 2007 and May 31, 2006, respectively, and $5,248 and $12,318 as of February 28, 2006 and May 31, 2005, respectively, which amounts were paid in following periods.
Note 6: Sales-type Leases
We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	February 28,	May 31,
	2007	2006
Gross minimum lease payments receivable	$567	$516
Less — unearned interest	(37)	(31)

Net investment in sales-type lease receivables	$530	$485

Note 7: Segment Reporting and Related Disclosures
SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Under SFAS No. 131, our operations are treated as one operating segment.
Although we have only one operating segment, we have two groups of similar products: test and measurement (“T&M”) and data products (“DP”) equipment. Our equipment pool, based on acquisition cost, comprised $246,085 of T&M equipment and $42,297 of DP equipment at February 28, 2007, and $220,628 of T&M equipment and $41,693 of DP equipment at May 31, 2006.
Revenues for these product groups were as follows for the three months ended February 28:

	T&M	DP	Total
2007
Rentals and leases	$19,165	$5,551	$24,716
Sales of equipment and other revenues	5,456	518	5,974

	$24,621	$6,069	$30,690

2006
Rentals and leases	$17,710	$4,383	$22,093
Sales of equipment and other revenues	6,516	668	7,184

	$24,226	$5,051	$29,277

Revenues for these product groups were as follows for the nine months ended February 28:

	T&M	DP	Total
2007
Rentals and leases	$58,079	$17,839	$75,918
Sales of equipment and other revenues	14,309	2,027	16,336

	$72,388	$19,866	$92,254

2006
Rentals and leases	$52,522	$12,732	$65,254
Sales of equipment and other revenues	16,542	2,032	18,574

	$69,064	$14,764	$83,828

No single customer accounted for more than 10% of total revenues during the first nine months of fiscal 2007 or fiscal 2006.
Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Revenues: (1)
U.S.	$26,920	$26,311	$81,696	$74,987
Other (2)	3,770	2,966	10,558	8,841

Total	$30,690	$29,277	$92,254	$83,828

	February 28,	May 31,
	2007	2006
Net Long Lived Assets: (3)
U.S.	$148,140	$148,435
Other (2)	19,421	11,411

Total	$167,561	$159,846

(1)	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 8: Computation of Earnings Per Share
Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three and nine months ended February 28, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2007	2006	2007	2006
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	25,808	25,451	25,654	25,279
Effect of dilutive securities-options (1)	323	432	382	415

	26,131	25,883	26,036	25,694

Net income	$5,198	$5,916	$14,881	$16,520
Earnings per share:
Basic	$0.20	$0.23	$0.58	$0.65
Diluted	$0.20	$0.23	$0.57	$0.64

(1)	Excludes 56 options outstanding for the three and nine months ended February 28, 2007 for which the exercise price exceeded the average market price of our stock during those periods. There were no such options for the three and nine months ended February 28, 2006.
Note 9: Income Taxes
Electro Rent Corporation regularly evaluates its tax risks as required by Financial Accounting Standards Board Statement of Financial Accounting Standards No. 5. The three and nine month periods ended February 28, 2006 include reductions in the accrued liability for income taxes of $797 and $1,001, respectively, reflecting the expiration of specific risks related to closed tax audit years.
Note 10: Gain Contingencies
We purchase substantial amounts of rental equipment from numerous vendors. As a result, we have occasionally been included as a member of the plaintiff class in class action lawsuits related to product warranties or price adjustments. Settlements of such claims can result in distributions of cash or product coupons that can be redeemed, sold or used to purchase new equipment. We recognize any benefits from such settlements when all contingencies have expired to the extent either cash has been received and/or realization of value from any coupon is probable and estimable.
During the third quarter of 2007, when all contingencies expired, we recognized as other income $1,571 relating to proceeds to be received from a class action lawsuit. As a purchaser of certain software products receiving price adjustments, we participated as a member of the plaintiff class.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion addresses our financial condition as of February 28, 2007 and May 31, 2006 and the results of our operations for the three and nine months ended February 28, 2007 and 2006, and cash flows for the nine month periods ended February 28, 2007 and 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis section included in our 2006 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.
Overview
We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (“T&M”) and personal computer-related data products (“DP”) equipment.

For the first nine months of fiscal 2007, 76.5% of our rental and lease revenues were derived from T&M equipment. This percentage decreased from the prior year period as a result of the acquisition of Rush Computer Rentals, Inc. (“Rush”) on January 31, 2006, and its on-going DP revenues. Excluding the effect of the Rush acquisition, DP revenues have stabilized over the last three fiscal years, while our T&M business grew due to T&M activity in telecommunications, aerospace and defense markets.
For the first nine months of fiscal 2007, rental revenues comprised 81.9% of our rental and lease revenue. That percentage has been increasing over the last three years due to a significant decline in personal computer leasing activity, an increase in T&M rental activity that began in fiscal 2005, and the Rush acquisition.
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
When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 53% for our 2005 fiscal year and 46% for our 2006 fiscal year. Based on our current equipment management strategy, we believe that gross margin on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales, although this percentage will fluctuate on a quarterly basis. However, due to strong demand for T&M equipment in fiscal 2007, our gross margin on sales for the three and nine months ended February 28, 2007 was 47% and 49%, respectively, compared to 35% and 44% for the three and nine months ended February 28, 2006, respectively.
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
STRATEGIC GROWTH PLANS
In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade. Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure in the US remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief and our assessment of the improving climate in recent periods, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:
INTERNAL GROWTH STRATEGIES: We intend to continue internal growth by building upon our vendor and customer relationships and expanding the types of services and equipment we provide. Thus, for example,
•	We have entered into distribution agreements with three leading manufacturers for a range of basic T&M equipment.

•	We have re-focused our DP marketing approach to emphasize short-term, event-oriented rentals in addition to our traditional markets.

•	We have been marketing a flexible leasing program that allows customers to build equity that can be applied against the future purchase of the test equipment.

•	We have implemented an expanded customer communication program to identify used equipment re-marketing opportunities.
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
•	Our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005 after we received what we believe to be one of the first licenses for a wholly foreign-owned equipment rental business in China.

•	In September 2005, we acquired a small T&M equipment rental company based in Belgium, from which we service the European market.
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
PROFITABILITY AND KEY BUSINESS TRENDS
For the first nine months of fiscal 2007, revenues rose by 10.1% to $92.3 million from the prior year period, operating profit declined by 13.1% to $20.4 million and net income declined by 9.9% to $14.9 million. Revenue growth is consistent with the economic environment for the first nine months of fiscal 2007. Furthermore, revenue for the first nine months of fiscal 2007 includes the additional DP revenues acquired from Rush. The decline in operating profit for the nine months ended February 28, 2007 compared to the prior fiscal period reflects the cost of developing our operations in China and Europe, integration of the Rush acquisition, higher depreciation expense related to a larger and newer equipment pool, the Rush acquisition and an equipment impairment charge of $0.4 million. We have implemented certain programs associated with integrating the Rush acquisition and further leveraging our investment in our foreign operations that we believe will allow us to improve the operating results of these businesses.
Our profitability measurements are presented in the table below for the nine months ended February 28, 2007 and 2006:

	2007	2006
Net income per diluted common share (EPS)	$0.57	$0.64
Net income as a percentage of average assets	7.4%	9.2%
Net income as a percentage of average equity	8.7%	10.8%
T&M rental and lease activity for the first nine months of fiscal 2007 increased compared to the first nine months of fiscal 2006, reflecting the strengthening global economy, as well as gains in the aerospace/defense, semiconductor manufacturing and telecommunications manufacturing segments. DP rental and lease activity for the same period also increased, reflecting the acquisition of Rush.
The amount of equipment on rent, based on acquisition cost, increased to $135.5 million at February 28, 2007 from $118.2 million at February 28, 2006. Acquisition cost of equipment on lease increased to $41.7 million at February 28, 2007 from $41.2 million at February 28, 2006. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent compared to the total pool, was 66.1% at February 28, 2007 compared to 64.6% at February 28, 2006 primarily due to strengthening demand. Over the same period, utilization of our DP equipment pool decreased to 56.1% from 56.7%.
The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Feb. 28,	Nov. 30,	Aug. 31,	May 31,	Feb. 28,
	2007	2006	2006	2006	2006
Rentals and leases	$24,716	$25,754	$25,448	$25,294	$22,093
Sales of equipment and other revenues	5,974	5,786	4,576	5,684	7,184
Operating profit	6,060	7,355	6,948	8,261	7,683
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, management reviews these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts, stock compensation expense and income taxes. These estimates are based on management’s historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. Management believes, however, that the estimates, including those for the above-listed items, are reasonable. During the nine months ended February 28, 2007 the following change was made to our critical accounting policies included in our 2006 Annual Report on Form 10-K.
Stock-based compensation
Effective June 1, 2006, we began accounting for stock options under the provisions of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, (SFAS 123R), which requires all share-based payments to employees, including grants of employee stock options and purchases under certain employee stock purchase plans, to be recognized as compensation expense in the results of operations. Share-based compensation expense as required by SFAS 123R is recognized over the requisite employee service period based on the grant date fair value of those awards. We applied the Black-Scholes valuation model to estimate fair value of our stock-based awards, which requires various assumptions including stock price volatility, forfeiture rates, and expected term.
We adopted SFAS 123R using the modified prospective method and, accordingly, our consolidated financial statements for the first nine months of fiscal 2007 reflect the application of SFAS 123R. In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R. As a result of adopting SFAS 123R we have recognized $0.2 million and $0.6 million as compensation expense for the three and nine months ended February 28, 2007, respectively, which caused net income to decrease by $0.2 million and $0.5 million for the same periods, respectively.
Results of Operations
Comparison of Three Months Ended February 28, 2007 and February 28, 2006
Revenues
Total revenues for the three months ended February 28, 2007 rose $1.4 million, or 4.8%, to $30.7 million, compared to $29.3 million in the same period in the prior year. The increase in total revenues was due to an 11.9% increase in rental and lease revenues, which was offset by a 16.8% decrease in sales of equipment and other revenues.
Rental and lease revenues in the third quarter of fiscal 2007 were $24.7 million, compared to $22.1 million in the prior year period. This increase reflects higher demand for T&M equipment in our major market segments, which we believe stems from the general economic expansion, as well as our expansion into China and Europe, and the Rush acquisition in late fiscal 2006.
We sell used equipment as a normal part of our rental business. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Sales of equipment and other revenues decreased to $6.0 million for the three months ended February 28, 2007 compared to $7.2 million in the prior year period. Gross margin on sales increased to $2.5 million in the third quarter of fiscal 2007 as compared to $2.2 million a year ago, while the gross margin percentage increased to 46.7% for the third quarter of fiscal 2007 compared to 35.2% for the third quarter of fiscal 2006. The lower margin in the prior year reflected a large buyout.
Operating Expenses
Depreciation of rental and lease equipment increased to $11.1 million, or 44.9% of rental and lease revenues, in the third quarter of fiscal 2007, from $8.7 million, or 39.2% of rental and lease revenues, in the third quarter of fiscal 2006. The increased depreciation expense in fiscal 2007 reflects higher expenditures for new rental and lease equipment, the Rush acquisition and an equipment impairment charge of $0.4 million, while the increased depreciation ratio is due primarily to lower rental rates in the current year quarter.
Costs of revenues other than depreciation decreased 20.2% to $3.7 million in the third quarter of fiscal 2007 from $4.7 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased as a percentage of equipment sales to 53.3% in the third quarter of fiscal 2007 from 64.8% in the third quarter of fiscal 2006. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding, and increase over time to the historical range of 55% to 60%.
Selling, general and administrative expenses increased 18.8% to $9.8 million in the third quarter of fiscal 2007, as compared to $8.3 million in the third quarter of fiscal 2006. This increase primarily reflects additional operating costs related to the Rush acquisition, an overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe. SG&A expenses also include $0.2 million of stock compensation expense in the three months ended February 28, 2007 as a result of the adoption of SFAS 123R in fiscal 2007; there was no comparable expense during the prior year. SG&A expenses as a percentage of total revenues increased to 32.0% in the third quarter of fiscal 2007 from 28.2% in the third quarter of fiscal 2006.
Interest and Investment Income, Net
Net interest and investment income was $1.0 million for the third quarter of fiscal 2007 compared to $0.8 million in the prior year period. This primarily reflects increases in prevailing money-market interest rates and invested cash.
Income from Settlement
In the third quarter of fiscal 2007, when all contingencies expired, we recognized $1.6 million in other income relating to proceeds to be received from a class action lawsuit. There was no comparable income in the prior year period.

Income Tax Provision
Our effective tax rate was 39.6% in the third quarter of fiscal 2007, compared to 29.8% for the same period in fiscal 2006. The increase is due primarily to a decline in tax advantaged investments and extraterritorial income exclusions. In addition, a portion of our stock compensation expense, related to incentive stock options, for the three months ended February 28, 2007 did not give rise to a tax benefit. Finally, the prior year quarter included reductions in the accrued liability for income taxes of $0.8 million reflecting the expiration of specific risks related to closed tax audit years.
Comparison of Nine Months Ended February 28, 2007 and February 28, 2006
Revenues
Total revenues for the nine months ended February 28, 2007 rose $8.4 million, or 10.1%, to $92.3 million, compared to $83.8 million in the same period in the prior year. The increase in total revenues was due to a 16.3% increase in rental and lease revenues, which was offset by a 12.0% decrease in sales of equipment and other revenues.
Rental and lease revenues in the first nine months of fiscal 2007 were $75.9 million, compared to $65.3 million in the prior year. This increase reflects higher demand for T&M equipment in our major market segments, which we believe stems from the general economic expansion, as well as our expansion into China and Europe, and the Rush acquisition in late fiscal 2006.
Sales of equipment and other revenues decreased to $16.3 million in the first nine months of fiscal 2007, from $18.6 million in the first nine months of fiscal 2006. Gross margin on sales decreased to $6.8 million in the first nine months of fiscal 2007 as compared to $6.9 million a year ago, while the gross margin percentage increased to 48.5% from 44.4% for the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006, respectively. The lower margin in the prior year reflected a large buyout in the third quarter.
Operating Expenses
Depreciation of rental and lease equipment increased to $31.5 million, or 41.5% of rental and lease revenues, in the first nine months of fiscal 2007, from $25.8 million, or 39.5% of rental and lease revenues, in the first nine months of fiscal 2006. The increased depreciation expense in fiscal 2007 reflects higher expenditures for new rental and lease equipment, the Rush acquisition and an equipment impairment charge of $0.4 million, while the increased depreciation ratio is due primarily to lower rental rates in the current year.
Costs of revenues other than depreciation decreased 5.4% to $9.8 million in the first nine months of fiscal 2007, from $10.4 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased as a percentage of equipment sales to 51.5% from 55.6% in the first nine months of fiscal 2007 compared to the first nine months of fiscal 2006. As noted above, we expect that this number will fluctuate quarter-to-quarter depending primarily on customer requirements and funding, and increase over time to the historical range of 55% to 60%.
Selling, general and administrative expenses increased 26.3% to $30.6 million in the first nine months of fiscal 2007, as compared to $24.2 million in the first nine months of fiscal 2006. This increase primarily reflects additional operating costs related to the Rush acquisition, an overall increase in business activity and certain expenses associated with the development of our new operations in China and Europe. SG&A expenses include $0.6 million of stock compensation expense for the nine months ended February 28, 2007 as a result of the adoption of SFAS 123R in fiscal 2007; there was no comparable expense during the prior year. SG&A expenses as a percentage of total revenues increased to 33.1% in the first nine months of fiscal 2007 from 28.9% in the first nine months of fiscal 2006.
Interest and Investment Income, Net
Net interest and investment income was $2.8 million for the first nine months of fiscal 2007 compared to $1.9 million in the prior fiscal year. This primarily reflects increases in prevailing money-market interest rates and invested cash.
Income from Settlement
In the third quarter of fiscal 2007, when all contingencies expired, we recognized $1.6 million in other income relating to proceeds to be received from a class action lawsuit. There was no comparable income in the prior year period.

Income Tax Provision
Our effective tax rate was 39.9% in the first nine months of fiscal 2007, compared to 34.8% for the same period in fiscal 2006. The increase is due primarily to a decline in tax advantaged investments and extraterritorial income exclusions. In addition, a portion of our stock compensation expense, related to incentive stock options, for the nine months ended February 28, 2007 does not give rise to a tax benefit. Finally, the prior year included reductions in the accrued liability for income taxes of $1.0 million reflecting the expiration of specific risks related to closed tax audit years.
Liquidity and Capital Resources
During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To meet increasing T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $50.4 million of rental and lease equipment during the first nine months of fiscal 2007. This amount was 12.1% higher than the $44.9 million in the prior year.
During the first nine months of fiscal 2007 and fiscal 2006 net cash provided by operating activities was $37.4 million and $32.9 million, respectively. This increase is largely the result of higher depreciation and amortization in the current period as compared to the prior fiscal period.
During the nine months ended February 28, 2007 net cash used in investing activities was $37.0 million, compared to $13.2 million in the same period of fiscal 2006. This increase is attributable primarily to increased payments for the purchase of rental and lease equipment in the current year, while fiscal 2006 included a redemption of marketable securities of $26.6 million that was partially offset by $9.6 million, net of acquired cash, paid for the Rush acquisition.
Net cash flows from financing activities were higher in the first nine months of fiscal 2007 as compared to the same period last year, due to $0.9 million of tax benefit for stock options exercised in the current year. The prior year amount was included in net cash provided by operating activities.
We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at February 28, 2007.
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
Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we had no borrowings under this credit facility on February 28, 2007. Instead, our financial results reflect the effect of changes in interest rates on our leasing yields. Our leasing yields generally directly correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates, our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
As of May 31, 2006 and February 28, 2007, our cash and cash equivalents included money market securities, and we had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio. Therefore, we would not expect our operating results or cash flows to be affected to any significant degree by the effect of a sudden change in market interest rates on our securities portfolio.
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
In fiscal year 2006 and the first nine months of fiscal 2007, the Company experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, the Company does not expect future foreign exchange gains and losses to be significant.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or Item 401(c)(3) of Regulation S-K.

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
DATED: April 4, 2007
/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized
to sign this report on behalf of the company)