Form 10-K
period 2007-05-31
ELECTRO RENT CORP
filed 2007-08-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2007
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐      Accelerated Filer ☑      Non-Accelerated Filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock, held by non-affiliates of the registrant, as of August 1, 2007, was $293,710,000.
Number of shares of Common Stock outstanding as of August 1, 2007: 25,851,579.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Inside front cover and pages 10-17 and 18-36 of the Annual Report to Security Holders for the fiscal year ended May 31, 2007 (the “2007 Annual Report”) are incorporated by reference in this Form 10-K Annual Report.
2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 18, 2007 (the “2007 Proxy Statement”).
CROSS REFERENCE SHEET
Showing Location in 2007 Annual Report
and 2007 Proxy Statement of Information
Required by Items of Form 10-K
PART II

Caption and Reference
	Form 10-K Item	in 2007 Annual Report
	Number and Caption	or 2007 Proxy Statement
5.	Market for the Registrant’s Common Equity and Related Stockholder Matters	Annual Report page 36

6.	Selected Financial Data	Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 10-17

8.	Financial Statements and Supplementary Data	Annual Report pages 18-35
PART III

10.	Directors and Executive Officers of the Registrant		Annual Proxy Statement
		•	Election of Directors
		•	Executive Officers
		•	Code of Ethics
		•	Audit Committee
		•	Compliance with Section 16 of the Securities Exchange Act of 1934
		•	Transactions With Management

11.	Executive Compensation		Annual Proxy Statement
		•	Executive Compensation
		•	Compensation Committee Interlocks and Insider Participation
		•	Compensation Committee Report

12.	Security Ownership of Certain Beneficial Owners and Management		Annual Proxy Statement

13.	Certain Relationships and Related Transactions		Annual Proxy Statement
		•	Transactions With Management

14.	Principal Accountant Fees and Services		Annual Proxy Statement
		•	Proposal 2 – Approval of Selection of Independent Auditors

Forward Looking Statements.
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans” “would,” “may” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
     Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include those set forth in “Item 1A. Risk Factors” of this Report.
     This Report and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to release publicly any revisions to our forward-looking statements to reflect events or circumstances after the date of this Report.
     Unless otherwise noted (1) the terms “Electro Rent,” “we,” “us,” and “our,” refer to Electro Rent Corporation and its subsidiaries, and (2) the terms “Common Stock” and “shareholder(s)” refer to our common stock and the holders of that stock, respectively.

PART I
Item 1. Business.
     Electro Rent was incorporated in California in 1965 and became a publicly held corporation on March 31, 1980.
     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment, primarily test and measurement (“T&M”) equipment and personal computer-related data products (“DP”) equipment. In fiscal 2007, 77% of our rental and lease revenues were derived from T&M equipment. This percentage decreased from the prior year period as a result of the acquisition of Rush Computer Rentals, Inc. (“Rush”) on January 31, 2006, and its on-going DP revenues. Excluding the effect of the Rush acquisition, DP revenues have stabilized over the last three fiscal years, while our T&M business grew due to T&M activity in telecommunications, aerospace and defense markets. In fiscal 2007, rental revenues comprised 82% of our rental and lease revenues. The percentage of rental revenues has been increasing over the last three years due to an increase in T&M rental activity that began in fiscal 2005 and the Rush acquisition in fiscal 2006.
     About 86% of our equipment portfolio at acquisition cost is composed of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio comprises personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our T&M equipment portfolio is rented or leased to Fortune 500 companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2007. No significant portion of our revenues is currently derived from direct United States Government contracts.
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
     If we are unable to accurately predict market trends, or if demand for the equipment we supply declines, we can be left with large lots of equipment that we are unable to rent or sell for a profit. We assess the carrying value of our equipment pool on a quarterly basis or when factors indicating impairment are present. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and we were able to sell equipment that we had previously written down or that was older and more fully depreciated. Due in part to these events, and strong demand for T&M equipment, we experienced greater than normal gross margins on equipment sales in fiscal 2007. We intend to maintain our equipment management strategy, and, accordingly, we expect that gross margins on sales will return to normal historical levels of 40% to 45% as older and previously impaired equipment constitute a smaller percentage of sales. Gross margins on sales were 47% in fiscal 2007.
     Our profitability declined in fiscal 2007 from fiscal 2006, although our profitability in fiscal 2006 benefited from a non-recurring reduction in our accrued tax liability, and fiscal 2007 included stock compensation expense due to the adoption of Statement of Financial Accounting Standards No. 123R (revised 2004), Share-Based Payment, in the current fiscal year. Revenues grew in fiscal 2007 from fiscal 2006 due to growth in our base business and our international operations in China and Europe, and the Rush acquisition. Focused, prudent growth continues to be a primary goal for fiscal 2008, and we intend to continue to evaluate growth and acquisition opportunities as they arise.
     On January 31, 2006, we announced that we had completed the acquisition of Rush, a private company headquartered in Wallingford, Connecticut, with annual revenue of approximately $10 million from the rental and sale of a wide range of DP equipment to customers located primarily in the northeastern United States.
     Until recently, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas. We intend to exploit opportunities for expanding our rental and leasing services globally. As part of that strategy, in fiscal 2006 we entered two of the largest world markets: China and Europe. Our wholly owned subsidiary in Tianjin, China commenced operations in June 2005, and in September 2005, we announced that we had acquired a T&M rental company based in Belgium, from which we service the European market.
     In fiscal 2007, we received 13% of our revenues from foreign countries. No single foreign country accounted for more than 10% of our revenues. The following table shows our foreign and domestic revenues over the past three fiscal years:

Year ended May 31,	2007	2006	2005

U.S.	$109,576	$102,528	$94,415
Foreign	15,675	12,278	13,201

Total	$125,251	$114,806	$107,616

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
     We continually develop new relationships with suppliers as well as maintain current relationships with our existing suppliers to maintain our ability to quickly fill customer orders for equipment with typically long lead-times. We believe that our relationships with our major suppliers are good. Because of the volume of our purchases and the nature of our relationships, often we are considered part of their distribution strategy.
     We have no material patents, trademarks, licenses, franchises or concessions.

     At May 31, 2007, we employed approximately 301 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.
     Our Internet address is www.electrorent.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website via links to the SEC’s website. We provide paper copies of these reports to shareholders upon written request to Shareholder Relations, 6060 Sepulveda Boulevard, Van Nuys, California 91411-2512.
Item 1A. Risk Factors
Please carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
COMMON STOCK PRICE FLUCTUATIONS
Our Common Stock price has fluctuated significantly and may continue to do so in the future.
General Factors. We believe some of the reasons for past fluctuations in the price of our stock have included:
- announcements of developments related to our business;
- announcements concerning new products or enhancements in the equipment that we rent; or developments in our relationships with our customers;
- variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and
- fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
In addition, prices in the stock market have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.
Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the approximately 25,851,579 shares outstanding as of August 1, 2007, we are authorized to issue up to 663,209 shares of Common Stock upon exercise of stock options previously granted under our Stock Option Plans.
We cannot predict the effect that any future sales of our Common Stock, or the potential for those sales, will have on our share price.

FLUCTUATIONS IN OPERATING RESULTS
Historically, our operating results have fluctuated, and we expect that fluctuations could continue in the future. The fluctuations in our past results have resulted from many factors, some of which are beyond our control. In the future, these or other factors could have a material adverse impact on our operating results and cause our stock price to decrease.
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
Seasonal and Quarterly Fluctuations. Regardless of the overall economic outlook domestically and globally, December, January and February typically reflect lower rental activity. In addition, because February is a short month, revenue billing in that month is reduced. We cannot predict whether these seasonal factors or their effects will change in the future. The seasonal spending patterns of our customers are affected by factors such as:

- weather, holiday and vacation considerations; and
- budgetary considerations.
Additionally, our operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors such as:
- changes in customer demands and/or requirements;
- new product announcements;
- price changes;
- changes in delivery dates;
- changes in maintenance policies and the pricing policies of equipment manufacturers; and
- price competition from other rental, leasing and finance companies.
Other Factors. Other factors that may affect our operating results include:
- competitive forces within our current and anticipated future markets;
- changes in interest rates;
- our ability to attract customers and meet their expectations;
- currency fluctuations and other risks of international operations;
- general economic conditions; and
- differences in the timing of our spending on acquiring equipment, renting or leasing that equipment and receiving revenues from our customers.
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

Introducing New Products and Services. The markets in which we operate are characterized by rapidly changing technology, evolving industry standards and declining prices of certain products. Our operating results will depend to a significant extent on our ability to continue to introduce new services and to control and/or reduce costs on existing services. Whether we succeed in our new offerings depends on several factors such as:
- proper identification of customer needs;
- our costs;
- timely completion and introduction of products and services as compared to our competitors;
- our ability to differentiate our equipment and services from our competitors; and
- market acceptance of our business.
RISKS ASSOCIATED WITH CUSTOMER SOLVENCY
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
Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from both established entities and new entries in the market. Our primary competitors have been identified by independent industry publications to include:
- McGrath Rent Corp.;
- Telogy;
- Continental Resources;
- Microlease plc; and
- Livingston Group Ltd.
Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing options.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.
We generate a meaningful portion of our revenues from contracts with Canadian parties. We are also expanding our operations outside of North America. In fiscal 2006, we established a wholly owned subsidiary based in Belgium, and we established a wholly foreign-owned enterprise on mainland China. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Currently, we do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.
Other Risks Associated with International Operations. Additionally, our financial results may be adversely affected by other international risks, such as:
- international political and economic conditions;
- changes in government regulation in various countries;
- trade barriers;
- difficulty in staffing our foreign sales and service centers, and in training and retaining foreign employees;
- adverse tax consequences; and
- costs associated with expansion into new territories.
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
About 86% of our equipment portfolio at acquisition cost is composed of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment pool comprises personal computers and workstations which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.
DEPENDENCE ON KEY PERSONNEL
If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price.
Our success depends in large part on the continued services of our executive officers, our senior managers and other key personnel, including, among others, our Chief Executive Officer, Daniel Greenberg, our Executive Vice President, Steven Markheim, and our Chief Financial Officer, Craig Jones. The loss of these people, especially without advance notice, could materially and adversely impact our results of operations. It is also very important that we attract and retain highly skilled personnel to accommodate growth and to replace personnel who leave. Competition for qualified personnel can be intense, especially in technology industries, and there are a limited number of people with the requisite knowledge and experience to market, sell and service our equipment. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.
CONTROL BY MANAGEMENT AND OTHERS
Senior management has significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions.
Our executive officers and directors collectively own approximately 18.6% of our Common Stock.
Mr. Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 16.5% of our outstanding shares of Common Stock. In addition, two other shareholders control 29.9% of our outstanding shares of Common Stock. Consequently, these shareholders, including Mr. Greenberg, may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring stockholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES
If we cannot successfully implement any future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.
On occasion we evaluate business opportunities that appear to fit within our overall business strategy. In fact, in March 2004, we acquired certain contracts of a quick-ship services business from a unit of CIT Group Inc. We have been expanding our operations in Europe and China, and in fiscal 2006, we acquired Rush Computer Rentals, Inc., a private company based in Wallingford, Connecticut that rents and sells a wide range of DP equipment. We could decide to pursue one or more other opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:
- the difficulty of integrating acquired operations and personnel with our existing operations;
- the difficulty of developing and marketing new products and services;
- the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures;
- our exposure to unforeseen liabilities of acquired companies; and
- the loss of key employees of an acquired operation.
In addition, an acquisition or new business venture could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:
- charges to our income to reflect the impairment of acquired intangible assets, including goodwill;
- interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and
- any issuance of securities in connection with an acquisition or new business venture which dilutes or lessens the rights of our current shareholders.
In the previous ten years, we have had only two significant experiences in executing and implementing an acquisition, which was our acquisition of General Electric Capital Technology Management Services’ T&M operations in November 1997, and Rush. As a result of this 1997 acquisition, we were a party to an arbitration proceeding in connection with the purchase price that settled in 2001.

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
Certain provisions of our Articles of Incorporation, our Bylaws and California law could, together or separately, discourage, delay or prevent a third party from acquiring us, even if doing so might benefit our shareholders. This may adversely impact the interests of our shareholders with respect to a potential acquisition and may also affect the price investors would receive for their shares of Common Stock. Some examples of these provisions in our Articles of Incorporation and Bylaws are:
- the right of our board of directors to issue preferred stock with rights and privileges which are senior to the Common Stock, without prior stockholder approval; and
- certain limitations of the rights of stockholders to call a special meeting of shareholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     We own a building that houses our corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 40,600 square feet are currently leased to others. These tenant arrangements provide for all of the leased property to be available for our future needs.
     We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility houses our Illinois warehouse and service center.
     We own a building at 15385 Oxnard Street, Van Nuys, California, containing approximately 68,200 square feet. We use all of this space, except for 5,500 square feet that are currently being leased to others. This building houses our California warehouse and equipment calibration center.
     As of May 31, 2007 we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Detroit, Los Angeles, New York/Newark, San Francisco,

Charlotte, Boston, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in both Mechelen, Belgium and Tianjin, China.
     Our facilities aggregate approximately 275,000 square feet. Except for the corporate headquarters, the Chicago area facilities, and the Oxnard Street building, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $978,000 in fiscal 2007. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
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
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock.
     Our Common Stock is listed by the National Association of Securities Dealers and is quoted on the NASDAQ Stock Market. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2007, as quoted on NASDAQ, are set forth in our 2007 Annual Report and are incorporated herein by reference.
Sales of Unregistered Securities.
     We did not make any unregistered sales of our securities during the quarter ended May 31, 2007.
Securities Authorized for Issuance Under Equity Compensation Plans.
     The following table provides information as of May 31, 2007 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

Number of shares of
Number of shares of		common stock remaining
common stock to be		available for future
issued upon exercise	Weighted-average exercise	issuance under equity
of outstanding options,	price of outstanding options,	compensation plans
warrants and rights	warrants and rights	(excluding shares
(a)	(b)	reflected In column (a))
663,209	$9.89	942,500
Stock Repurchases.
     We have from time to time purchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.

     We made the following purchases of our share during the quarter ended May 31, 2007 pursuant to the safe harbor provided by Rule 10b-18:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of	Average Price
Period	Shared Purchased	Paid per Share

March 2007	—	—
April 2007	126,050	$13.21
May 2007	98,550	$13.16

Total	224,600	$13.19

     During the fiscal year ended May 31, 2007, we purchased 224,600 shares of our common stock for $3.0 million, an average price of $13.19 per share.
     As of May 31, 2007, 957,000 shares of our common stock remain authorized for repurchase, although we have no commitments to make any further repurchases.
Dividends.
     We did not pay any cash dividends during the two fiscal years ended May 31, 2007. We began paying a dividend in July 2007 with a quarterly cash dividend of $0.10 per common share and anticipate continuing to pay quarterly dividends.

Performance Graph.
     This graph compares our total shareholder return with (1) the NASDAQ (US) Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group (“Peer Group”). Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2002 and ending May 31, 2007. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.
Cumulative Five Year Total Return
Value of $100 Invested on May 31, 2002
Fiscal Years Ended May 31

	2002	2003	2004	2005	2006	2007
Electro Rent Corporation	100	80	121	130	183	160
NASDAQ Stock Market (US)	100	95	122	127	136	165
Russell 2000	100	92	120	131	155	185
Value Line Industrial Services	100	97	138	157	230	297

Item 6. Selected Financial Data.
     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of our 2007 Annual Report, is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information appearing under the above caption in our 2007 Annual Report is hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
     Historically, our primary market risk exposure has been risks related to interest rate fluctuations, primarily related to our previous borrowings under our unsecured revolving credit facility. While we have the ability to draw on our revolving credit line, we had no borrowings under this credit facility on May 31, 2007.

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
     As of May 31, 2007, our cash and cash equivalents included money market securities, and we had investments in marketable securities. Due to the short-term duration of our investment portfolio, an immediate 10% change in interest rates would not have a material effect on the fair market value of our portfolio.
     We have wholly owned Chinese and European subsidiaries. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, we do not use derivative instruments to hedge our economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In fiscal 2007, we experienced minimal impact on net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, we do not expect future foreign exchange gains and losses to be significant.
     We have no derivative financial instruments that expose us to significant market risk.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP in our 2007 Annual Report are hereby incorporated by reference.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2007. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2007, our internal control over financial reporting is effective based on these criteria. Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an attestation report on management’s assessment of our internal control over financial reporting, which is included herein.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Electro Rent Corporation
Van Nuys, California
     We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that Electro Rent Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of May 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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

     In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of May 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for year ended May 31, 2007 of the Company and our report dated August 10, 2007 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 10, 2007
Item 9B. Other Information.
     Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 18, 2007, which will be filed with the Securities and Exchange Commission by not later than September 15, 2007.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 18, 2007, which will be filed with the Securities and Exchange Commission by not later than September 15, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 18, 2007, which will be filed with the Securities and Exchange Commission by not later than September 15, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 18, 2007, which will be filed with the Securities and Exchange Commission by not later than September 15, 2007.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated by reference to out definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be hold October 18, 2007, which will be filed with the Securities and Exchange Commission by no later than September 15, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules.

(a) The following financial statements are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of our 2007 Annual Report.

		2007 Annual
		Report
	Item	Page Number
1.	Financial Statements

	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2007	18

	Consolidated Balance Sheets at May 31, 2007 and 2006	19

	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2007	20

	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2007	21

	Notes to Consolidated Financial Statements	22-34

	Report of Independent Registered Public Accounting Firm	35
     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.

(b) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.
Exhibit Index
(* Indicates compensation plan, contract or arrangement)

Exhibit
Number	Document Description
(3)	Articles of Incorporation (Restated) and bylaws are incorporated by reference to Exhibits 1.2 and 6.1, respectively, of Registration Statement (Form S-14), File No. 2-63532. A copy of the Restated Articles of Incorporation and the Certificate of Amendment of Restated Articles of Incorporation filed October 24, 1988 are incorporated by reference to Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989. A copy of the Certificate of Amendment of Restated Articles of Incorporation filed October 15, 1997 is filed as Exhibit (3) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1999. A copy of the amendment to the bylaws adopted October 6, 1994 is incorporated by reference to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated September 1, 1994.*

Exhibit
Number	Document Description
(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of July 15, 1992), and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2003.*

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

(10)(D)(3)	Letter setting forth terms of retirement of William Weitzman, President and Chief Operating Officer, a copy of which is incorporated by reference to Exhibit 10(D)(3) of the Registrant’s Current Report on Form 8-K for events occurring October 9, 2003.

10(D)(4)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Gary B. Phillips is incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

10(D)(5)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Steven Markheim is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

10(D)(6)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Craig R. Jones is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent

Exhibit
Number	Document Description
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

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.

10(E)(6)	Electro Rent Corporation 2005 Equity Incentive Plan.

(11)	Statement re computation of per share earnings is incorporated by reference to the 2007 Annual Report, [page 29].

(13)	2007 Annual Report. Only those portions of the 2007 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.
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
(c) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2007 Annual Report by Rule 14a-3(b) (1):
None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules) of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 10, 2007.	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 10, 2007

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer	August 10, 2007

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 10, 2007

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 10, 2007

/s/ Karen J. Curtin Karen J. Curtin	Director	August 10, 2007

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 10, 2007

/s/ S. Lee Kling S. Lee Kling	Director	August 10, 2007

James S. Pignatelli	Director	August 10, 2007