Form 10-Q
period 2007-08-31
ELECTRO RENT CORP
filed 2007-10-10
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended August 31, 2007 or

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
Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 18, 2007 was 25,901,108.

ELECTRO RENT CORPORATION
FORM 10-Q
August 31, 2007

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000’s omitted, except per share data)

	Three Months Ended
	August 31,
	2007	2006
Revenues:
Rentals and leases	$27,444	$25,448
Sales of equipment and other revenues	6,750	4,576

Total revenues	34,194	30,024

Operating expenses:
Depreciation of rental and lease equipment	10,993	9,882
Costs of revenues other than deprecation of rental and lease equipment	4,863	2,616
Selling, general and administrative expenses	10,482	10,578

Total operating expenses	26,338	23,076

Operating profit	7,856	6,948

Interest income, net	872	939

Income before income taxes	8,728	7,887

Income tax provision	3,414	3,128

Net income	$5,314	$4,759

Earnings per share:
Basic	$0.21	$0.19

Diluted	$0.20	$0.18

Shares used in per share calculation:
Basic	25,839	25,550

Diluted	26,037	25,944

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000’s omitted, except share data)

	August 31,	May 31,
	2007	2007
ASSETS

Cash and cash equivalents	$55,092	$57,172
Marketable securities	23,950	23,550
Accounts receivable, net of allowance for doubtful accounts of $246 and $251	19,326	17,161
Rental and lease equipment, net of accumulated depreciation of $144,705 and $140,164	163,393	161,806
Other property, net of accumulated depreciation and amortization of $14,022 and $13,761	14,873	14,990
Goodwill	2,859	2,859
Intangibles, net of amortization of $1,050 and $904	1,425	1,571
Other	5,593	5,710

	$286,511	$284,819

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,354	$10,084
Accrued expenses	14,152	11,019
Deferred revenue	5,012	5,047
Deferred tax liability	15,105	15,190

Total liabilities	39,623	41,340

Commitments and contingencies (Note 10)

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000; none issued
Common stock, no par — shares authorized 40,000,000; issued and outstanding August 31, 2007 — 25,901,108; May 31, 2007 — 25,812,943	33,282	32,212
Retained earnings	213,606	211,267

Total shareholders’ equity	246,888	243,479

	$286,511	$284,819

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000’s omitted)

	Three Months Ended
	August 31,
	2007	2006
Cash flows from operating activities:
Net income	$5,314	$4,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,401	10,314
Gain on sale of rental and lease equipment	(2,379)	(1,942)
Deferred tax liability	341	782
Stock compensation expense	124	194
Provision for losses on accounts receivable	37	71
Excess tax benefit for stock options exercised	(82)	(29)
Changes in operating assets and liabilities:
Accounts receivable	(2,202)	(464)
Other assets	117	426
Accounts payable	(181)	335
Accrued expenses	2,413	941
Deferred revenue	(35)	(172)

Net cash provided by operating activities	14,868	15,215

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	5,893	3,676
Payments for purchase of rental and lease equipment	(20,643)	(18,789)
Purchases of marketable securities	(400)	(300)
Payments for purchase of other property	(144)	(106)

Net cash used in investing activities	(15,294)	(15,519)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	866	107
Excess tax benefit for stock options exercised	82	29
Payment for repurchase of common stock	(19)	—
Payment of dividends	(2,583)	—

Net cash (used in) provided by financing activities	(1,654)	136

Net decrease in cash and cash equivalents	(2,080)	(168)
Cash and cash equivalents at beginning of period	57,172	58,748

Cash and cash equivalents at end of period	$55,092	$58,580

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 1: Basis of Presentation
The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our” hereafter) as consolidated with the elimination of all intercompany transactions. We modified certain items in the condensed consolidated statements of cash flows for the three months ended August 31, 2006 to conform to the current year presentation.  We reclassified prepaid rental and lease payments in accounts receivable to deferred revenue, reducing the change in accounts receivable and increasing the change in deferred revenue by $81, respectively, and we separately disclosed excess tax benefits for stock options exercised of $29, increasing the change in accrued expenses by the same amount.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures, which are, in the opinion of management, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.
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
New Accounting Pronouncements
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on June 1, 2007. Pursuant to our adoption of FIN 48 on June 1, 2007, we recorded a net decrease of $366 to retained earnings. See Note 9 for more information.
In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt the provisions of SFAS 157 beginning with our first quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 157 on our financial condition or results of operations.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt the provisions of SFAS 159 beginning with our first quarter of fiscal 2009. We do not anticipate the adoption of SFAS 159 will have a material effect on our financial condition or results of operations.

Note 2: Stock Options and Equity Incentive Plan
We have an Equity Incentive Plan that authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards covering a maximum of 3,004 shares of our common stock. The Equity Incentive Plan replaced our Stock Option Plans (those Stock Option Plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although incentive stock options and non-statutory stock options previously granted to directors, officers and consultants under the Stock Option Plans remain in effect according to their terms. Pursuant to the Plans, incentive and non-statutory options have been granted to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.
The following table represents stock option activity for the three months ended August 31, 2007:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value
Outstanding at May 31, 2007	663	$9.89
Granted	—	—
Exercised	(90)	9.66
Forfeited/Cancelled	—	—

Outstanding at August 31, 2007	573	$9.92	2.09	$2,764

Vested and expected to vest at August 31, 2007	571	$9.88	2.07	$2,764

Exercisable at August 31, 2007	525	$9.31	1.92	$2,738

There were no stock option grants during the three months ended August 31, 2007 and 2006. The total fair value of shares vested during the three months ended August 31, 2007 was $625, compared to $744 for the three months ended August 31, 2006. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during the three months ended August 31, 2007 was $401 compared to $72 for the three months ended August 31, 2006. As of August 31, 2007 there was approximately $159 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Stock Option Plans and Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.1 years. Shares of newly issued common stock will be issued upon exercise of stock options.
Fair Value Disclosure
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
The weighted average assumptions are not presented as there were no option grants for the three months ended August 31, 2007 and 2006.

Stock-Based Compensation
We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment, (“SFAS 123R”) which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation expense is recognized over the period that an employee provides service in exchange for the award.
We recorded $124 and $194 of stock-based compensation as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three months ended August 31, 2007 and 2006, respectively. This compensation cost caused net income to decrease by $94 and $159 for the three months ended August 31, 2007 and 2006, respectively, and did not have a material impact on basic or diluted earnings per share.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the three months ended August 31, 2007 was $82, compared to $29 for the three months ended August 31, 2006. Cash received from stock option exercises was $866 and $107 for the three months ended August 31, 2007 and 2006, respectively.
Note 3: Acquisition
On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement (“SPA”), of Rush Computer Rentals, Inc. (“Rush”), in order to facilitate the growth of our data products business. Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the northeastern United States. Before taking into account Rush’s cash balance, an aggregate purchase price of $9,710 was paid in cash. In addition, up to $1,000 of contingent consideration may be paid to the shareholders of Rush based upon the achievement of certain revenue objectives through February 2008. In the fourth quarter of fiscal 2007 $750 of this additional consideration was paid. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.
During fiscal 2007 we increased the carrying value of goodwill by $776, consisting of (i) $570 resulting from our final valuation of certain assets acquired and costs incurred to acquire Rush, including revisions to certain assumptions used to determine the value of the intangible assets acquired from Rush, and (ii) purchase price adjustments of $206. The purchase price adjustments consisted of (i) $750 of additional consideration we paid in accordance with the revenue earnout provisions contained in the SPA, offset by (ii) settlements received totaling $544. Included in the settlements are $102 in post-closing adjustments to the seller’s closing date balance sheet and $442 related to certain claims for losses due to breach of specific representations and warranties included in the SPA.
The results of operations of Rush have been included in our statements of income from the date of the acquisition.
Note 4: Goodwill and Intangibles
As a result of the Rush acquisition, we recorded $2,859 of goodwill and $2,297 of intangibles.
The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2007 are as follows (in thousands):

	Balance as of
	June 1, 2007 (net			Balance as of
	of amortization)	Adjustments	Amortization	August 31, 2007

Goodwill	$2,859	$—	$—	$2,859
Trade Name	411	—	—	411
Non-compete agreements	533	—	(87)	446
Customer relationships	627	—	(59)	568

	$4,430	$—	$(146)	$4,284

The goodwill and intangibles have been assigned to our DP operating segment. During fiscal 2007, we revised the gross carrying value of goodwill and intangibles primarily as a result of additional purchase price consideration and final valuation of certain assets acquired and costs incurred to acquire Rush (see “Note 3”). Goodwill is not deductible for tax purposes.
There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of August 31 and May 31, 2007. The annual impairment review date for goodwill is May 31.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2007
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(604)	446
Customer relationships	3-4 years	1,014	(446)	568

		$2,475	$(1,050)	$1,425

	May 31, 2007
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(517)	533
Customer relationships	3-4 years	1,014	(387)	627

		$2,475	$(904)	$1,571

Amortization expense was $146 and $159 for the three months ended August 31, 2007 and 2006, respectively.
Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Future
Year ending May 31,	Amortization
2008	$355
2009	335
2010	257
2011	67
2012	—

$1,014

Note 5: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired equipment totaling $4,295 and $8,844 as of August 31, 2007 and May 31, 2007, respectively, and $9,095 and $9,396 as of August 31, 2006 and May 31, 2006, respectively, which amounts were paid in following periods. We recorded $2,588 and $2,580 for dividends declared and not yet paid in accrued expenses and a reduction of retained earnings as of August 31, 2007 and May 31, 2007, respectively, which amounts are paid in the following periods. There were no comparable amounts for the prior year periods.
Note 6: Sales-type Leases
We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	August 31,	May 31,
	2007	2007
Gross minimum lease payments receivable	$739	$818
Less — unearned interest	(48)	(55)

Net investment in sales-type lease receivables	$691	$763

Note 7: Segment Reporting and Related Disclosures
SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. According to SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following guidance in accordance with SFAS 131. An operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of test and measurement (“T&M”) and computer-related data products (“DP”) equipment.
Although we have separate operating segments for T&M and DP under SFAS 131, these two segments are aggregated into a single reportable segment because they have similar economic characteristics and qualitative factors. The T&M and DP segments have similar long-term average gross margins, and they both rent, lease and sell electronic equipment to large corporations, purchase directly from major manufacturers, configure and calibrate the equipment, and ship directly to customers.
Our equipment pool, based on acquisition cost, comprised $263,400 of T&M equipment and $44,698 of DP equipment at August 31, 2007 and $259,839 of T&M equipment and $42,131 of DP equipment at May 31, 2007.
Revenues for these product groups were as follows for the three months ended August 31:

	T&M	DP	Total
2007
Rentals and leases	$21,331	$6,113	$27,444
Sales of equipment and other revenues	6,220	530	6,750

	$27,551	$6,643	$34,194

2006
Rentals and leases	$19,082	$6,366	$25,448
Sales of equipment and other revenues	3,912	664	4,576

	$22,994	$7,030	$30,024

No single customer accounted for more than 10% of total revenues during the first three months of fiscal 2008 or fiscal 2007.
Selected country information is presented below:

	Three Months ended
	August 31,
	2007	2006
Revenues: (1)
U.S.	$29,211	$26,857
Other (2)	4,983	3,167

Total	$34,194	$30,024

	August 31,	May 31,
	2007	2007
Net Long Lived Assets: (3)
U.S.	$160,408	$158,377
Other (2)	22,142	22,849

Total	$182,550	$181,226

(1)	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.
Note 8: Computation of Earnings Per Share
Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three months ended August 31, 2007 and 2006:

	Three Months Ended
	August 31,
	2007	2006
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding	25,839	25,550
Effect of dilutive securities-options (1)	198	394

	26,037	25,944

Net income	$5,314	$4,759
Earnings per share:
Basic	$0.21	$0.19
Diluted	$0.20	$0.18

(1)	Excludes 41 options outstanding during the three months ended August 31, 2007 for which the exercise price exceeded the average market price of our stock during that period. There were no such options during the three months ended August 31, 2006.
Note 9: Income Taxes
On June 1, 2007, we adopted the provisions of FIN 48. FIN 48 establishes a single model to address the accounting for uncertain tax positions.  Specifically, FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
We applied FIN 48 to all open tax positions as of June 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $4,260. As a result of the implementation of FIN 48, we recognized a $3,911 increase in the liability for unrecognized tax benefits which was accounted for as follows:

Reduction in retained earnings (cumulative effect)	$366
Additional deferred tax assets	3,545

Increase in liability	$3,911

Included in the balance of unrecognized tax benefits at June 1, 2007, are $715 of tax benefits that, if recognized, would affect the effective tax rate.
We recognize interest and penalties accrued with respect to uncertain tax positions as components of income tax provision. We had approximately $349 accrued for the payment of interest and penalties as of May 31, 2007. Upon adoption of FIN 48 on June 1, 2007 we increased our accrual for interest and penalties to $1,141.
We are subject to taxation in the U.S., various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2005, and we are currently under examination for fiscal 2006. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.
We anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.
Note 10: Commitments and Contingencies
We purchase substantial amounts of rental equipment from numerous vendors. As a result, we have occasionally been included as a member of the plaintiff class in class action lawsuits related to product warranties or price adjustments. Settlements of such claims can result in distributions of cash or product coupons that can be redeemed, sold or used to purchase new equipment. We recognize any benefits from such settlements when all contingencies have expired to the extent either cash has been received and/or realization of value from any coupon is assured.
We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. It is our opinion that none of the open matters at August 31, 2007 will have a material adverse effect on our financial condition or operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion addresses our financial condition as of August 31, 2007 and May 31, 2007 and the results of our operations for the three months ended August 31, 2007 and 2006, and cash flows for the three month periods ended August 31, 2007 and 2006. This discussion should be read in conjunction with the Management’s Discussion and Analysis section included in our 2007 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.
Overview
We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement (“T&M”) and personal computer-related data products (“DP”) equipment.
For the first three months of fiscal 2008, 78% of our rental and lease revenues were derived from T&M equipment. This percentage has increased from the prior year period primarily as a result of growth in our foreign subsidiaries which derive their rental and lease revenues from T&M equipment and growth in T&M activity in the telecommunications, aerospace and defense markets.
For the first three months of fiscal 2008, rental revenues comprised 83% of our rental and lease revenue. That percentage has increased over the last two years due to an increase in T&M rental activity that began in fiscal 2005 and the Rush acquisition.
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
When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 46% for our 2006 fiscal year and 47% for our 2007 fiscal year. Based on our current equipment management strategy, we believe that gross margin on sales will return to normal historical levels of 40% to 45%, as older and previously impaired equipment constitute a smaller percentage of sales and lower margin distribution sales continue to grow, although this percentage will fluctuate on a quarterly basis. Our gross margin on sales for the three months ended August 31, 2007 was 40%, compared to 53% for the three months ended August 31, 2006.
Our results are subject to unanticipated events, as in the case of unusual opportunities for sales and early termination of equipment leases. Revenues from early termination of equipment leases are included in sales of equipment and other revenues. Such early terminations can (i) result in sales proceeds to the extent that the customer decides to purchase the equipment involved, (ii) accelerate lease payments to the extent of lease termination fees, and/or (iii) to the extent the customer does not purchase the equipment, increase the pool of equipment available for lease by us, which would adversely affect future utilization unless we can rent, lease or sell that equipment to another party.
We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);

•	Net income as a percentage of average assets; and

•	Net income as a percentage of average equity.
STRATEGIC GROWTH PLANS
In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade. Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure in the U.S. remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief and our assessment of the improving climate in recent periods, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:

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
Of course, none of these growth strategies may be successful, and each entails risks that could impact our continuing business results. In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general. For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2007 Annual Report on Form 10-K.
PROFITABILITY AND KEY BUSINESS TRENDS
For the first three months of fiscal 2008 compared to the prior year period, revenues rose by 13.9% to $34.2 million, operating profit increased by 13.1% to $7.9 million and net income increased by 12.9% to $5.4 million. Our revenue growth included growth in our base business as well as our international markets in China and Europe. T&M rental and lease activity for the first quarter of fiscal 2008 increased compared to the prior year period, reflecting the strengthening global economy, gains in the aerospace/defense, semiconductor manufacturing and telecommunications manufacturing segments, and growth in our foreign operations. As a result of our decision to not continue to do certain business with relatively low profitability, DP rental and lease activity for the same period was slightly lower. Our profitability measurements are presented in the table below for the three months ended August 31, 2007 and 2006:

	2007	2006
Net income per diluted common share (EPS)	$0.20	$0.18
Net income as a percentage of average assets	7.4%	7.2%
Net income as a percentage of average equity	8.8%	9.2%
The increase in our operating profit reflects progress in certain programs associated with improving the profitability of the Rush business, growing T&M rentals in the U.S., and leveraging the existing infrastructure in our foreign operations, offset in part by lower gross margins on sales as our gross margin percentage returns to normal historical levels of 40-45% of sales.
The amount of equipment on rent, based on acquisition cost, increased to $143.8 million at August 31, 2007 from $121.7 million at August 31, 2006. Acquisition cost of equipment on lease decreased to $39.7 million at August 31, 2007 from $41.8 million at August 31, 2006. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 65.0% at August 31, 2007 compared to 63.8% at August 31, 2006 primarily due to strengthening demand. Over the same period, utilization of our DP equipment pool decreased to 54.2% from 56.7% as a result of our decision to not continue to do certain business with relatively low profitability.
The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Aug 31,	May 31,	Feb. 28,	Nov. 30,	Aug. 31,
	2007	2007	2007	2006	2006
Rentals and leases	$27,444	$27,165	$24,716	$25,754	$25,448
Sales of equipment and other revenues	6,750	5,832	5,974	5,786	4,576
Operating profit	7,856	8,648	6,060	7,355	6,948
Critical Accounting Policies and Estimates
The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts and income taxes, and adjust them as appropriate. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances.
These determinations, even though inherently subjective and subject to change, affect the reported amounts of our assets, liabilities and expenses. While we believe that our estimates are based on reasonable assumptions and judgments at the time they are made, some of our assumptions, estimates and judgments will inevitably prove to be incorrect. As a result, actual outcomes will likely differ from our accruals, and those differences—positive or negative—could be material.
We identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended May 31, 2007. We have not made any material changes to these policies as previously disclosed.
Results of Operations
Comparison of Three Months Ended August 31, 2007 and August 31, 2006
Revenues
Total revenues for the three months ended August 31, 2007 rose $4.2 million, or 13.9%, to $34.2 million, compared to $30.0 million in the same period in the prior year. The increase in total revenues was due to a 7.8% increase in rental and lease revenues and a 47.5% increase in sales of equipment and other revenues.
Rental and lease revenues in the first quarter of fiscal 2008 were $27.4 million, compared to $25.4 million in the prior year period. This increase is the result of growth in our foreign operations and higher demand for T&M equipment in our major market segments which we believe stems from general economic expansion
We sell used equipment as a normal part of our rental business. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Sales of equipment and other revenues increased to $6.8 million for the three months ended August 31, 2007 compared to $4.6 million in the prior year period. Gross margin on sales increased to $2.4 million in the first quarter of fiscal 2008 as compared to $1.9 million a year ago, while the gross margin percentage decreased to 40.4% for the first quarter of fiscal 2008 compared to 52.8% for the first quarter of fiscal 2007. As noted above, the gross margin in the current quarter is more in line with our historical performance.
Operating Expenses
Depreciation of rental and lease equipment increased to $11.0 million, or 40.1% of rental and lease revenues, in the first quarter of fiscal 2008, from $9.9 million, or 38.8% of rental and lease revenues, in the first quarter of fiscal 2007. The increased depreciation expense in fiscal 2008 reflects higher expenditures for new rental and lease equipment, while the increased depreciation ratio is due primarily to lower rental rates in the current year quarter.
Costs of revenues other than depreciation increased 85.9% to $4.9 million in the first quarter of fiscal 2008 from $2.6 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 59.6% in the first quarter of fiscal 2008 from 47.2% in the first quarter of fiscal 2007. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution business, around the historical range of 55% to 60%.
Selling, general and administrative expenses declined slightly to $10.5 million in the first quarter of fiscal 2008, as compared to $10.6 million in the first quarter of fiscal 2007. SG&A expenses as a percentage of total revenues decreased to 30.7% in the first quarter of fiscal 2008 from 35.3% in the first quarter of fiscal 2007, as a result of our ability to increase revenues within our existing infrastructure.
Interest Income, Net
Net interest income was $0.9 million for the first quarter of fiscal 2008 and 2007.
Income Tax Provision
Our effective tax rate was 39.1% in the first quarter of fiscal 2008, compared to 39.7% for the same period in fiscal 2007. The decrease is due primarily to the utilization of tax loss carryforwards for our European subsidiary.
Liquidity and Capital Resources
During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To meet increasing T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $20.6 million of rental and lease equipment during the first three months of fiscal 2008. This amount was 9.9% higher than the $18.8 million in the prior year.
In addition to increasing our rental equipment, we have in the past purchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock. During the three months ended August 31, 2007, we purchased 1,420 shares of our common stock for $19,000, at an average price of $13.48 per share. As of August 31, 2007, 956,000 shares of our common stock remain authorized for repurchase.
On August 21, 2007, we announced that our board of directors declared a cash dividend of $0.10 per common share which was accrued as of August 31, 2007. There was no dividend declared or paid in the prior year period. We expect to continue paying a quarterly dividend in future quarters.
During the first three months of fiscal 2008 and fiscal 2007 net cash provided by operating activities was $14.9 million and $15.2 million, respectively. The decline in operating cash flow is due to an increase in accounts receivable of $2.2 million for the three months ended August 31, 2007, compared to $0.5 million in the prior year period. The decline was offset in part by improved operating results and higher depreciation and amortization for the three months ended August 31, 2007, compared to the prior year period.
During the three months ended August 31, 2007 net cash used in investing activities was $15.3 million, compared to $15.5 million in the same period of fiscal 2007. For the three months ended August 31, 2007, payments for the purchase of rental equipment increased to $20.6 million from $18.8 million for the three months ended August 31, 2006, offset by proceeds from sale of rental and lease equipment of $5.9 and $3.7 million for the three months ended August 31, 2007 and 2006, respectively.
Net cash flows from financing activities decreased in the first three months of fiscal 2008 as compared to the same period last year primarily due to $2.6 million in dividend payments to shareholders, offset by an increase in proceeds from issuance of common stock of $0.9 million for the three months ended August 31, 2007, compared to $0.1 million for the three months ended August 31, 2006. There was no dividend paid in the prior year period.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2007.
Contractual Obligations
Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The exact timing of reversal or settlement of our FIN 48 liabilities of $4,260 cannot be reasonably estimated at the end of the current fiscal quarter.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or which we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to us. Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material. We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and in “Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates,” as well as in our Annual Report on Form 10-K for the year ended May 31, 2007 (including the “Risk Factors” discussed in Item 1A to that document), our Proxy Statement for our 2007 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission. The risks included here are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
During the first three months of fiscal 2008, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the year ended May 31, 2007.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
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
DATED: October 10, 2007

/s/ Craig R. Jones Craig R. Jones Vice President and Chief Financial Officer (Principal Financial Officer and duly authorized to sign this report on behalf of the company)