Form 10-Q
period 2007-11-30
ELECTRO RENT CORP
filed 2007-12-21
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2007 or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of December 17, 2007 was 25,924,635.

ELECTRO RENT CORPORATION
FORM 10-Q
November 30, 2007

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000's omitted, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Revenues:
Rentals and leases	$27,425	$25,754	$54,869	$51,202
Sales of equipment and other revenues	7,431	5,786	14,181	10,362

Total revenues	34,856	31,540	69,050	61,564

Operating expenses:
Depreciation of rental and lease equipment	11,211	10,510	22,204	20,392
Costs of revenues other than deprecation of rental and lease equipment	5,189	3,498	10,052	6,114
Selling, general and administrative expenses	10,219	10,177	20,701	20,755

Total operating expenses	26,619	24,185	52,957	47,261

Operating profit	8,237	7,355	16,093	14,303

Interest income, net	901	910	1,773	1,849

Income before income taxes	9,138	8,265	17,866	16,152

Income tax provision	3,402	3,341	6,816	6,469

Net income	$5,736	$4,924	$11,050	$9,683

Earnings per share:
Basic	$0.22	$0.19	$0.43	$0.38
Diluted	$0.22	$0.19	$0.42	$0.37

Shares used in per share calculation:
Basic	25,919	25,610	25,879	25,580
Diluted	26,089	26,028	26,061	25,987

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000's omitted, except share data)

	November 30, 2007	May 31, 2007
ASSETS

Cash and cash equivalents	$56,884	$57,172
Marketable securities	24,100	23,550
Accounts receivable, net of allowance for doubtful accounts of $293 and $251	20,043	17,161
Rental and lease equipment, net of accumulated depreciation of $152,007 and $140,164	164,728	161,806
Other property, net of accumulated depreciation and amortization of $14,297 and $13,761	14,710	14,990
Goodwill	2,984	2,859
Intangibles, net of amortization of $1,197 and $904	1,278	1,571
Other	5,807	5,710
	$290,534	$284,819

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$6,008	$10,084
Accrued expenses	11,043	11,019
Deferred revenue	5,125	5,047
Deferred tax liability	15,465	15,190
Total liabilities	37,641	41,340

Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2007 - 25,924,635; May 31, 2007 - 25,812,943	33,554	32,212
Retained earnings	219,339	211,267
Total shareholders' equity	252,893	243,479
	$290,534	$284,819

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000's omitted)

	Six Months Ended
	November 30,
	2007	2006

Cash flows from operating activities:
Net income	$11,050	$9,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,032	21,233
Remeasurement gain	(203)	(34)
Gain on sale of rental and lease equipment	(4,872)	(4,309)
Deferred tax liability	701	770
Stock compensation expense	152	411
Provision for losses on accounts receivable	176	193
Excess tax benefit for stock options exercised	(128)	(369)
Changes in operating assets and liabilities:
Accounts receivable	(2,946)	(1,153)
Other assets	(93)	64
Accounts payable	206	(915)
Accrued expenses	1,798	(1,169)
Deferred revenue	68	(45)
Net cash provided by operating activities	28,941	24,360

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	12,681	8,691
Cash paid for acquisition	-	(51)
Payments for purchase of rental and lease equipment	(37,228)	(37,195)
Purchases of marketable securities	(1,800)	(450)
Redemptions of marketable securities	1,250	50
Payments for purchase of other property	(255)	(310)
Net cash used in investing activities	(25,352)	(29,265)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,064	1,366
Excess tax benefit for stock options exercised	128	369
Payment for repurchase of common stock	(19)	-
Payment of dividends	(5,175)	-
Net cash (used in) provided by financing activities	(4,002)	1,735

Net decrease in cash and cash equivalents	(413)	(3,170)
Effect of exchange rate changes on cash	125	43
Cash and cash equivalents at beginning of period	57,172	58,748
Cash and cash equivalents at end of period	$56,884	$55,621

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively "we", "us", or "our" hereafter) as consolidated with the elimination of all intercompany transactions. To conform the condensed consolidated statements of cash flows for the six months ended November 30, 2006 to the current year presentation, we reclassified prepaid rental and lease payments in accounts receivable to deferred revenue, both increasing the change in accounts receivable and decreasing the change in deferred revenue by $28, we separately disclosed excess tax benefits for stock options exercised of $369, decreasing the change in accrued expenses by the same amount, and we separately disclosed effects of exchange rates on cash, reducing net cash provided by operating activities by $43.

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

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on June 1, 2007. Pursuant to our adoption of FIN 48 on June 1, 2007, we recorded a net decrease of $366 to retained earnings. See Note 9 for more information.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We will be required to adopt the provisions of SFAS 157 beginning with our first quarter of fiscal 2009. We are currently evaluating the impact of adopting SFAS 157 on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt the provisions of SFAS 159 beginning with our first quarter of fiscal 2009. We do not anticipate the adoption of SFAS 159 will have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method ) be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R also establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 141R beginning with our first quarter of fiscal 2010. We have not yet determined the impact, if any, that SFAS 141R will have on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements and establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that does not result in deconsolidation. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 160 beginning with our first quarter of fiscal 2010. We have not yet determined the impact, if any, that SFAS 160 will have on our financial statements.

Note 2: Stock Options and Equity Incentive Plan

We have an Equity Incentive Plan that authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards covering a maximum of 3,004 shares of our common stock. The Equity Incentive Plan replaced our Stock Option Plans (those Stock Option Plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although incentive stock options and non-statutory stock options previously granted to directors, officers and consultants under the Stock Option Plans remain in effect according to their terms. Pursuant to the Plans, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.

The following table represents stock option activity for the six months ended November 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at May 31, 2007	663	$9.89
Granted	-	-
Exercised	(113)	9.41
Forfeited/Cancelled	-	-
Outstanding at November 30, 2007	550	$9.99	1.91	$2,187
Vested and expected to vest at November 30, 2007	547	$9.95	1.90	$2,187
Exercisable at November 30, 2007	524	$9.63	1.81	$2,183

There were no stock option grants during the three and six months ended November 30, 2007, compared to 56 stock option grants for the three and six months ended November 30, 2006. The per share weighted average grant date fair value was $6.26 for the stock options granted during the three and six months ended November 30, 2006. The total fair value of shares vested during the three and six months ended November 30, 2007 was $139 and $765, respectively, compared to $89 and $833 for the three and six months ended November 30, 2006, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during the three and six months ended November 30, 2007 was $138 and $539, respectively, compared to $1,055 and $1,129 for the three and six months ended November 30, 2006, respectively. As of November 30, 2007 there was approximately $132 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Stock Option Plans and Equity Incentive Plan. The cost is expected to be recognized over a weighted-average period of 1.31 years. Shares of newly issued common stock will be issued upon exercise of stock options.

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

The following weighted average assumptions were used for each respective period to value option grants:

	Three Months Ended November 30, 2006	Six Months Ended November 30, 2006
Risk-free interest rate	4.7%	4.7%
Expected life (in years)	3.5	3.5
Expected dividend yield	-	-
Expected volatility	40.2	40.2

There were no stock options granted in the three and six months ended November 30, 2007.

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

We recorded $28 and $152 of stock-based compensation as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations for the three and six months ended November 30, 2007, respectively, compared to $217 and $411 for the three and six months ended November 30, 2006, respectively. This compensation cost caused net income to decrease by $18 and $112 for the three and six months ended November 30, 2007, respectively, compared to $177 and $335 for the three and six months ended November 30, 2006, respectively, and did not have a material impact on basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the six months ended November 30, 2007 and 2006 was $128 and $369, respectively. Cash received from stock option exercises was $1,064 and $1,366 for the six months ended November 30, 2007 and 2006, respectively.

Note 3: Acquisition

On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement (“SPA”), of Rush Computer Rentals, Inc. ("Rush"), in order to facilitate the growth of our data products business. Rush is similar to our existing data products business, and is one of the leading providers of personal computers and related equipment for rent or sale in the northeastern United States. Before taking into account Rush's cash balance, an aggregate purchase price of $9,710 was paid in cash. In addition, up to $1,000 of contingent consideration may be paid to the shareholders of Rush based upon the achievement of certain revenue objectives through February 2008. $750 of this additional consideration was paid in the fourth quarter of fiscal 2007, and an additional $125 was accrued in the second quarter of fiscal 2008. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.

During fiscal 2007 we increased the carrying value of goodwill by $776, consisting of (i) $570 resulting from our final valuation of certain assets acquired and costs incurred to acquire Rush, including revisions to certain assumptions used to determine the value of the intangible assets acquired from Rush, and (ii) purchase price adjustments of $206. The purchase price adjustments consisted of (i) $750 of additional consideration we paid in accordance with the revenue earnout provisions contained in the SPA, offset by (ii) settlements received totaling $544. Included in the settlements is $102 in post-closing adjustments to the seller’s closing date balance sheet and $442 related to certain claims for losses due to breach of specific representations and warranties included in the SPA.

We increased the carrying value of goodwill by $125 in the second quarter of fiscal 2008, consisting of additional consideration accrued in accordance with the revenue earnout provisions contained in the SPA.

The results of operations of Rush have been included in our statements of income from the date of the acquisition.

Note 4: Goodwill and Intangibles

As a result of the Rush acquisition, we recorded $2,083 of goodwill and $2,297 of intangibles in fiscal 2006. As of November 30, 2007, the carrying amount of goodwill was $2,984.

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2007 are as follows (in thousands):

	Balance as of June 1, 2007 (net of amortization)	Adjustments	Amortization	Balance as of November 30, 2007
Goodwill	$2,859	$125	$-	$2,984
Trade Name	411	-	-	411
Non-compete agreements	533	-	(175)	358
Customer relationships	627	-	(118)	509
	$4,430	$125	$(293)	$4,262

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment. During fiscal 2007 and the first six months of fiscal 2008, we revised the gross carrying value of goodwill and intangibles primarily as a result of additional purchase price consideration and final valuation of certain assets acquired and costs incurred to acquire Rush (see "Note 3"). Goodwill is not deductible for tax purposes.

We were aware of no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30 and May 31, 2007. The annual impairment review date for goodwill is May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(692)	358
Customer relationships	3-4 years	1,014	(505)	509
		$2,475	$(1,197)	$1,278

	May 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(517)	533
Customer relationships	3-4 years	1,014	(387)	627
		$2,475	$(904)	$1,571

Amortization expense was $147 and $293 for the three and six months ended November 30, 2007, respectively, compared to $152 and $311 for the three and six months ended November 30, 2006, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2008	$209
2009	335
2010	257
2011	66
2012	-
$867

Note 5: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $4,551 and $8,844 as of November 30, 2007 and May 31, 2007, respectively, and $7,850 and $9,396 as of November 30, 2006 and May 31, 2006, respectively, which amounts were paid in following periods. We recorded $0 and $2,580 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of November 30, 2007 and May 31, 2007, respectively, which amounts were paid in the following periods. There were no comparable amounts for the prior year periods.

Note 6: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	November 30, 2007	May 31, 2007
Gross minimum lease payments receivable	$870	$818
Less - unearned interest	(58)	(55)
Net investment in sales-type lease receivables	$812	$763

Note 7: Segment Reporting and Related Disclosures

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. According to SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following guidance in accordance with SFAS 131. An operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of test and measurement (“T&M”) and DP equipment.

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

Our equipment pool, based on acquisition cost, comprised $272,030 of T&M equipment and $44,705 of DP equipment at November 30, 2007 and $259,839 of T&M equipment and $42,131 of DP equipment at May 31, 2007.

Revenues for these product groups were as follows for the three months ended November 30:

	T&M	DP	Total
2007
Rentals and leases	$21,435	$5,990	$27,425
Sales of equipment and other revenues	6,850	581	7,431
	$28,285	$6,571	$34,856

2006
Rentals and leases	$19,832	$5,922	$25,754
Sales of equipment and other revenues	4,941	845	5,786
	$24,773	$6,767	$31,540

Revenues for these product groups were as follows for the six months ended November 30:

	T&M	DP	Total
2007
Rentals and leases	$42,766	$12,103	$54,869
Sales of equipment and other revenues	13,070	1,111	14,181
	$55,836	$13,214	$69,050

2006
Rentals and leases	$38,914	$12,288	$51,202
Sales of equipment and other revenues	8,853	1,509	10,362
	$47,767	$13,797	$61,564

No single customer accounted for more than 10% of total revenues during the first six months of fiscal 2008 or fiscal 2007.

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006
Revenues: (1)
U.S.	$28,750	$27,919	$57,961	$54,776
Other (2)	6,106	3,621	11,089	6,788
Total	$34,856	$31,540	$69,050	$61,564

			November 30, 2007	May 31, 2007
Net Long-Lived Assets: (3)
U.S.			$162,705	$158,377
Other (2)			20,995	22,849
Total			$183,700	$181,226

(1)	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 8: Computation of Earnings Per Share

Following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three and six months ended November 30, 2007 and 2006:

	Three Months Ended November 30,		Six Months Ended November 30,
	2007	2006	2007	2006

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	25,919	25,610	25,879	25,580
Effect of dilutive securities-options (1)	170	418	182	407

	26,089	26,028	26,061	25,987

Net income	$5,736	$4,924	$11,050	$9,683
Earnings per share:
Basic	$0.22	$0.19	$0.43	$0.38
Diluted	$0.22	$0.19	$0.42	$0.37

(1) Excludes 41 options outstanding during the three and six months ended November 30, 2007, respectively, and 56 options outstanding during the three and six months ended November 30, 2006, respectively, for which the exercise price exceeded the average market price of our stock during that period.

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

Included in the balance of unrecognized tax benefits at June 1, 2007, is $715 of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had approximately $349 accrued for the payment of interest and penalties as of May 31, 2007. Upon adoption of FIN 48 on June 1, 2007 we increased our accrual for interest and penalties to $1,141.

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

We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of November 30, 2007 and May 31, 2007 and the results of our operations for the three and six months ended November 30, 2007 and 2006, and cash flows for the six month periods ended November 30, 2007 and 2006. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in our 2007 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first six months of fiscal 2008, 78% of our rental and lease revenues were derived from T&M equipment. This percentage has increased from the prior year period primarily as a result of growth in our foreign subsidiaries, which derive their rental and lease revenues from T&M equipment, and growth in T&M activity in the telecommunications, aerospace and defense markets.

For the first six months of fiscal 2008, rental revenues comprised 83% of our rental and lease revenue. That percentage has increased over the last two years due to an increase in T&M rental activity that began in fiscal 2005, increased rental activity in our foreign operations, and the Rush acquisition.

A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace, defense, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development activities. We also rent equipment to companies of various sizes representing a cross-section of industry. Our business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, rental billing is reduced during February because it is a short month.

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

When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 46% for our 2006 fiscal year and 47% for our 2007 fiscal year. Based on our current equipment management strategy, we believe that gross margin on sales will be lower as older and previously impaired equipment constitute a smaller percentage of sales and lower margin distribution sales continue to grow, although the gross margin percentage will fluctuate on a quarterly basis. Our gross margin on sales for the three and six months ended November 30, 2007 was 37% and 38%, respectively, compared to 47% and 50%, respectively, for the three and six months ended November 30, 2006.

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

STRATEGIC GROWTH PLANS

In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade. Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, and the improved global climate in recent periods, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:

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

The financial results of our foreign operations have improved for the first six months of fiscal 2008, compared to the same period in the prior year, and both China and Europe have contributed to the growth in our operating profit and net income.

Although our strategic initiatives have contributed to our improved operating results for the six months ended November 30, 2007, compared to the six months ended November 30, 2006, each entails risks that could impact our continuing business results over the long term. In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general. Recent uncertainty in the U.S. economy as a result of more stringent credit requirements and access to capital may adversely affect our customers. While we have experienced improved results since 2004 as noted above, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rental and lease utilization, operating results and net income will not be adversely affected by the reversal of recent trends. For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2007 Annual Report on Form 10-K.

PROFITABILITY AND KEY BUSINESS TRENDS

For the first six months of fiscal 2008 compared to the prior year period, revenues rose by 12.2% to $69.1 million, operating profit increased by 12.5% to $16.1 million and net income increased by 14.1% to $11.1 million. Our revenue growth included growth in our base business as well as our international markets in China and Europe. T&M rental and lease activity for the first six months of fiscal 2008 increased compared to the prior year period, reflecting the strengthening global economy, gains in the aerospace/defense, semiconductor manufacturing and telecommunications manufacturing segments, and growth in our foreign operations. DP rental and lease activity for the same period began to increase. However, as a result of our decision to not continue to do certain business with relatively low profitability, and lower rental rates in the first half of fiscal 2008, DP rental and lease revenue declined slightly. Our profitability measurements are presented in the table below for the six months ended November 30, 2007 and 2006:

	2007	2006
Net income per diluted common share (EPS)	$0.42	$0.37
Net income as a percentage of average assets	7.7%	7.3%
Net income as a percentage of average equity	9.1%	8.7%

The increase in our operating profit reflects progress in certain programs associated with improving the profitability of the Rush business, growing T&M rentals in the U.S., and leveraging the existing infrastructure in our U.S. and foreign operations, offset in part by lower gross margins on sales as older and previously impaired equipment constitute a smaller percentage of sales and growth of lower margin distribution sales.

The amount of equipment on rent, based on acquisition cost, increased to $148.8 million at November 30, 2007 from $129.7 million at November 30, 2006. Acquisition cost of equipment on lease decreased to $38.7 million at November 30, 2007 from $40.7 million at November 30, 2006. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 63.7% at November 30, 2007 compared to 64.5% at November 30, 2006. Over the same period, utilization of our DP equipment pool increased to 57.2% from 56.5%, primarily due to strengthening demand in the second quarter of fiscal 2008.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb. 28, 2007	Nov. 30, 2006
Rentals and leases	$27,425	$27,444	$27,165	$24,716	$25,754
Sales of equipment and other revenues	7,431	6,750	5,832	5,974	5,786
Operating profit	8,237	7,856	8,648	6,060	7,355

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts and income taxes, and adjust them as appropriate. These estimates are based on our historical experience and on various other assumptions believed to be reasonable under the circumstances.

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

Results of Operations

Comparison of Three Months Ended November 30, 2007 and November 30, 2006

Revenues

Total revenues for the three months ended November 30, 2007 rose $3.4 million, or 10.5%, to $34.9 million, compared to $31.5 million in the same period in the prior year. The increase in total revenues was due to a 6.5% increase in rental and lease revenues and a 28.4% increase in sales of equipment and other revenues.

Rental and lease revenues in the second quarter of fiscal 2008 were $27.4 million, compared to $25.8 million in the prior year period. This increase is the result of growth in our foreign operations and higher demand for T&M equipment in our major market segments which we believe stems from general economic expansion.

We sell used equipment as a normal part of our rental business and new equipment as part of our distribution channel. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Sales of equipment and other revenues increased to $7.4 million for the three months ended November 30, 2007 compared to $5.8 million in the prior year period. In part, this reflects the results of our strategic initiative outlined above relating to distribution sales. Gross margin on sales increased to $2.5 million in the second quarter of fiscal 2008 as compared to $2.4 million a year ago, while the gross margin percentage decreased to 36.7% for the second quarter of fiscal 2008 compared to 47.2% for the second quarter of fiscal 2007. As noted above, our gross margin percentage decreased primarily due to an increase in our lower margin distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.2 million, or 40.9% of rental and lease revenues, in the second quarter of fiscal 2008, from $10.5 million, or 40.8% of rental and lease revenues, in the second quarter of fiscal 2007. The increased depreciation expense in fiscal 2008 is due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, is due primarily to lower rental rates in the current year quarter.

Costs of revenues other than depreciation increased 48.3% to $5.2 million in the second quarter of fiscal 2008 from $3.5 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 63.3% in the second quarter of fiscal 2008 from 52.8% in the second quarter of fiscal 2007, reflecting increased distribution sales. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses were $10.2 million in both the second quarter of fiscal 2008 and 2007. SG&A expenses as a percentage of total revenues decreased to 29.3% in the second quarter of fiscal 2008 from 32.3% in the second quarter of fiscal 2007, as a result of our ability to increase revenues within our existing infrastructure.

Interest Income, Net

Net interest income was $0.9 million for the second quarter of fiscal 2008 and 2007.

Income Tax Provision

Our effective tax rate was 37.2% in the second quarter of fiscal 2008, compared to 40.4% for the same period in fiscal 2007. The decrease is due primarily to the utilization of tax loss carryforwards for our European subsidiary and lower tax rates on earnings from our foreign subsidiaries.

Results of Operations

Comparison of Six Months Ended November 30, 2007 and November 30, 2006

Revenues

Total revenues for the six months ended November 30, 2007 rose $7.5 million, or 12.2%, to $69.1 million, compared to $61.6 million in the same period in the prior year. The increase in total revenues was due to a 7.2% increase in rental and lease revenues and a 36.9% increase in sales of equipment and other revenues.

Rental and lease revenues in the six months ended November 30, 2007 were $54.9 million, compared to $51.2 million in the prior year period. This increase is the result of growth in our foreign operations and higher demand for T&M equipment in our major market segments which we believe stems from general economic expansion.

We sell used equipment as a normal part of our rental business and new equipment as part of our distribution channel. However, these sales can fluctuate from quarter to quarter and year to year depending on equipment availability and customer requirements and funding. Sales of equipment and other revenues increased to $14.2 million for the six months ended November 30, 2007 compared to $10.4 million in the prior year period. In part, this reflects the results of our strategic initiative outlined above relating to distribution sales. Gross margin on sales increased to $4.9 million for the first six months of fiscal 2008 as compared to $4.3 million a year ago, while the gross margin percentage decreased to 38.4% for the six months ended November 30, 2007 compared to 49.6% for the first six months of fiscal 2007. As noted above, our gross margin percentage decreased primarily due to an increase in our lower margin distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $22.2 million, or 40.5% of rental and lease revenues, for the six months ended November 30, 2007, compared to $20.4 million, or 39.8% of rental and lease revenues, in the fist six months of fiscal 2007. The increased depreciation expense in fiscal 2008 is due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, is due primarily to lower rental rates in the current year quarter.

Costs of revenues other than depreciation increased 64.4% to $10.1 million in the first six months of fiscal 2008 from $6.1 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 61.6% in the first six months of fiscal 2008 from 50.4% in the first six months of fiscal 2007, reflecting increased distribution sales. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses declined slightly to $20.7 million in the first half of fiscal 2008, as compared to $20.8 million in the first half of fiscal 2007. SG&A expenses as a percentage of total revenues decreased to 30.0% in the first half of fiscal 2008 from 33.7% in the first half of fiscal 2007, as a result of our ability to increase revenues within our existing infrastructure.

Interest Income, Net

Net interest income was $1.8 million for the first half of fiscal 2008 and 2007.

Income Tax Provision

Our effective tax rate was 38.2% in the first half of fiscal 2008, compared to 40.1% for the same period in fiscal 2007. The decrease is due primarily to the utilization of tax loss carryforwards for our European subsidiary, and lower tax rates on earnings from our foreign subsidiaries.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To meet increasing T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $37.2 million of rental and lease equipment during the first six months of fiscal 2008 and 2007.

In addition to increasing our rental equipment, we have in the past purchased shares of our common stock under an authorization from our board of directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock. During the six months ended November 30, 2007, we purchased 1,420 shares of our common stock for $19,000, at an average price of $13.48 per share. As of November 30, 2007, 956,000 shares of our common stock remain authorized for repurchase.

In July 2007, we commenced payment of a quarterly cash dividend of $0.10 per common share. For the six months ended November 30, 2007, we paid dividends of $5.2 million. There was no dividend declared or paid in the prior year period.

On December 5, 2007 we declared a dividend of $0.10 per common share, payable on January 10, 2008. We expect to continue paying a quarterly dividend in future quarters, although the actual decision to do so will be made by our board of directors in each quarter.

During the first six months of fiscal 2008 and fiscal 2007 net cash provided by operating activities was $28.9 million and $24.4 million, respectively. The increase in operating cash flow is due primarily to improved operating results and higher depreciation and amortization for the six months ended November 30, 2007, compared to the prior year period, and a $1.8 million increase in accrued expenses for the current fiscal period, compared to a decline of $1.2 million in the prior year period. The increased operating cash flow was partially offset by an increase in accounts receivable of $2.9 million for the six months ended November 30, 2007, compared to an increase of $1.2 million in the prior year period.

During the six months ended November 30, 2007 net cash used in investing activities was $25.4 million, compared to $29.3 million in the same period of fiscal 2007. For the six months ended November 30, 2007 and 2006, payments for the purchase of rental and lease equipment were $37.2 million, respectively, offset by proceeds from sale of rental and lease equipment of $12.7 and $8.7 million for the six months ended November 30, 2007 and 2006, respectively.

Net cash flows from financing activities decreased in the first six months of fiscal 2008 as compared to the same period of the prior year primarily due to $5.2 million in dividend payments to shareholders. There was no dividend paid in the prior year period.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2007.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The exact timing of reversal or settlement of our FIN 48 liabilities of $4.3 million cannot be reasonably estimated at the end of the current fiscal quarter.

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in "Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates," as well as in our Annual Report on Form 10-K for the year ended May 31, 2007 (including the "Risk Factors" discussed in Item 1A to that document), our Proxy Statement for our 2007 Annual Meeting of Shareholders and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2008, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in various claims and legal proceedings. We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition or results of operations.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) On October 18, 2007, we held our 2007 Annual Meeting of Shareholders. We solicited proxies in connection with the meeting pursuant to Regulation 14A. 25,100,851 shares were present in person or by proxy out of a total of 25,887,243 shares issued and outstanding and eligible to vote on the record date.

(b) At the meeting the following directors were elected by the number of affirmative votes set opposite their respective names:

Name	Number of Shares For	Number of Shares Withheld
Gerald D. Barrone	24,725,982	374,869
Nancy Y. Bekavac	24,726,282	374,569
Karen J. Curtin	24,942,529	158,322
Daniel Greenberg	24,748,329	352,522
Joseph J. Kearns	24,726,282	374,569
S. Lee Kling	24,725,982	374,869
James S. Pignatelli	24,942,529	158,322

(c) Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant's independent public accountants for the current year. 25,066,670 shares were voted for, 18,436 shares were voted against, and 15,745 shares abstained from voting.

Item 5. Other Information

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since we last provided disclosure in response to the requirements of Item 407(c)(2)(iv) or Item 401(c)(3) of Regulation S-K.

Item 6. Exhibits

(a)
Exhibit#	Description

31(A)	Rule 13a-14(a)/15d-14(a) Certification by Principal Executive Officer

31(B)	Rule 13a-14(a)/15d-14(a) Certification by Principal Financial Officer

32(A)	Section 1350 Certification by Principal Executive Officer

32(B)	Section 1350 Certification by Principal Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED: December 21, 2007

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial Officer and duly authorized
to sign this report on behalf of the company)