Form 10-Q
period 2008-02-29
ELECTRO RENT CORP
filed 2008-04-08
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 29, 2008 or

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an “accelerated filer”, a “non-accelerated filer” or a “smaller reporting company”. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer ☐	Accelerated Filer ☒	Non-accelerated filer ☐

Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of March 31, 2008 was 25,946,750.

ELECTRO RENT CORPORATION
FORM 10-Q
February 29, 2008

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000's omitted, except per share data)

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2008	2007	2008	2007

Revenues:
Rentals and leases	$26,244	$24,716	$81,113	$75,918
Sales of equipment and other revenues	8,973	5,974	23,154	16,336

Total revenues	35,217	30,690	104,267	92,254

Operating expenses:
Depreciation of rental and lease equipment	11,265	11,097	33,469	31,489
Costs of revenues other than deprecation
of rental and lease equipment	6,694	3,724	16,746	9,838
Selling, general and administrative expenses	10,329	9,809	31,030	30,564

Total operating expenses	28,288	24,630	81,245	71,891

Operating profit	6,929	6,060	23,022	20,363

Interest income, net	854	978	2,627	2,827

Income from settlement	-	1,571	-	1,571

Income before income taxes	7,783	8,609	25,649	24,761

Income tax provision	2,939	3,411	9,755	9,880

Net income	$4,844	$5,198	$15,894	$14,881

Earnings per share:
Basic	$0.19	$0.20	$0.61	$0.58
Diluted	$0.19	$0.20	$0.61	$0.57

Shares used in per share calculation:
Basic	25,934	25,808	25,897	25,654
Diluted	26,092	26,131	26,070	26,036

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000's omitted, except share data)

	February 29,	May 31,
	2008	2007
ASSETS

Cash and cash equivalents	$58,307	$57,172
Investments	23,600	23,550
Accounts receivable, net of allowance for doubtful accounts of $311 and $251	20,492	17,161
Rental and lease equipment, net of accumulated depreciation of $156,153 and $140,164	167,775	161,806
Other property, net of accumulated depreciation and amortization of $14,562 and $13,761	14,494	14,990
Goodwill	3,109	2,859
Intangibles, net of amortization of $1,322 and $904	1,153	1,571
Other	5,013	5,710
	$293,943	$284,819

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$7,437	$10,084
Accrued expenses	14,575	11,019
Deferred revenue	4,992	5,047
Deferred tax liability	15,465	15,190
Total liabilities	42,469	41,340

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000;
issued and outstanding February 29, 2008 - 25,942,391;
May 31, 2007 - 25,812,943	33,775	32,212
Retained earnings	217,699	211,267
Total shareholders' equity	251,474	243,479
	$293,943	$284,819

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000's omitted)

	Nine Months Ended
	February 29,	February 28,
	2008	2007

Cash flows from operating activities:
Net income	$15,894	$14,881
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	34,680	32,742
Remeasurement (gain)/loss	(407)	2
Gain on sale of rental and lease equipment	(7,682)	(6,782)
Income from settlement	-	(1,571)
Deferred tax liability	701	830
Stock compensation expense	176	628
Provision for losses on accounts receivable	283	230
Excess tax benefit for stock options exercised	(149)	(862)
Changes in operating assets and liabilities:
Accounts receivable	(3,298)	(434)
Other assets	700	(1,228)
Accounts payable	64	(503)
Accrued expenses	1,297	(792)
Deferred revenue	(85)	232
Net cash provided by operating activities	42,174	37,373

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	21,027	13,988
Cash paid for aquisition, net of settlements	-	493
Payments for purchase of rental and lease equipment	(55,527)	(50,392)
Purchases of investments	(3,500)	(700)
Redemptions of investments	3,450	-
Payments for purchase of other property	(297)	(401)
Net cash used in investing activities	(34,847)	(37,012)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,240	3,391
Excess tax benefit for stock options exercised	149	862
Payment for repurchase of common stock	(19)	-
Payment of dividends	(7,770)	-
Net cash (used in) provided by financing activities	(6,400)	4,253

Net increase in cash and cash equivalents	927	4,614
Effect of exchange rate changes on cash	208	7
Cash and cash equivalents at beginning of period	57,172	58,748
Cash and cash equivalents at end of period	$58,307	$63,369

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1: Basis of Presentation

The condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation without audit, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively "we", "us", or "our" hereafter) as consolidated with the elimination of all intercompany transactions. To conform the condensed consolidated statements of cash flows for the nine months ended February 28, 2007 to the current year presentation, we (i) reclassified prepaid rental and lease payments in accounts receivable to deferred revenue, both increasing the change in accounts receivable and decreasing the change in deferred revenue by $282, (ii) separately disclosed excess tax benefits for stock options exercised of $862, decreasing the change in accrued expenses by the same amount, and (iii) separately disclosed effects of exchange rates on cash, reducing net cash provided by operating activities by $7.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures, which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and results of operations for interim periods are not necessarily indicative of results for the full year.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), which supplements SFAS No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. We adopted the provisions of FIN 48 on June 1, 2007. Pursuant to our adoption of FIN 48 on June 1, 2007, we recorded a net decrease of $366 to retained earnings. See Note 10 for more information.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We will be required to adopt the provisions of SFAS 159 beginning with our first quarter of fiscal 2009. We do not anticipate that the adoption of SFAS 159 will have a material effect on our financial condition or results of operations.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141R”). SFAS 141R replaces SFAS No. 141, Business Combinations, and provides greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires that the acquiring entity in a business combination recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 141R beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of SFAS 141R will have a material effect on our financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 160 beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of SFAS No. 160 will have a material effect on our financial condition or results of operations.

Note 2: Cash and cash equivalents and investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale investment-grade debt securities that we carry at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

We accumulate unrealized gains and losses on our available-for-sale debt securities, net of tax, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Such an unrealized loss does not reduce net income for the applicable accounting period. There were no gross unrealized gains and losses on our available-for-sale debt securities at February 29, 2008 and May 31, 2007. We held no available-for-sale debt securities that were in an unrealized loss position at February 29, 2008.

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. There were no gross realized gains and losses on our available-for-sale debt securities for the three and nine months ended February 29, 2008 and February 28, 2007.

At February 29, 2008, we held $23.6 million in auction rate securities (“ARS”), which we classify as investments. Our ARS are long-term debt instruments backed by student loans, substantially all of which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or Aaa, and none are mortgage-backed debt obligations. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates (an average of 200 basis points higher than the interest rates earned prior to auction failures). Based on these considerations and the fair market values provided by our independent broker as of February 29, 2008, we do not believe our ARS were impaired at February 29, 2008 and therefore continued to carry them at par (see “Note 12”). However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 3: Stock Options and Equity Incentive Plan

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

The following table represents stock option activity for the nine months ended February 29, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at May 31, 2007	663	$9.89
Granted	-	-
Exercised	(131)	9.32
Forfeited/Cancelled	(5)	13.12
Outstanding at February 29, 2008	527	$9.99	1.70	$1,757
Vested and expected to vest at February 29, 2008	524	$9.95	1.69	$1,757
Exercisable at February 29, 2008	501	$9.62	1.60	$1,755

There were no stock option grants during the three and nine months ended February 29, 2008, compared to 56 stock option grants for the three and nine months ended February 28, 2007. The per share weighted average grant date fair value was $6.26 for the stock options granted during the three and nine months ended February 28, 2007. The total fair value of shares vested during the three and nine months ended February 29, 2008 was $0 and $765, respectively, compared to $68 and $901 for the three and nine months ended February 28, 2007, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $86 and $624 during the three and nine months ended February 29, 2008, respectively, compared to $1,709 and $2,839 for the three and nine months ended February 28, 2007, respectively. As of February 29, 2008 there was approximately $107 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Plans. The cost is expected to be recognized over a weighted-average period of 1.28 years. Shares of newly issued common stock will be issued upon exercise of stock options.

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

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant. Our computation of expected volatility is based on historical volatility. Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term represents the period that our stock-based awards are expected to be outstanding and was determined based on historical experience of similar awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option at the date of grant. Forfeitures are estimated at the date of grant based on historical experience.

The following weighted average assumptions were used for each respective period to value option grants:

	Three Months Ended February 28, 2007	Nine Months Ended February 28, 2007
Risk-free interest rate	-	4.7%
Expected life (in years)	-	3.5
Expected dividend yield	-	-
Expected volatility	-	40.2%

There were no stock options granted in the three and nine months ended February 29, 2008.

We recorded $24 and $176 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 29 2008, respectively, compared to $217 and $628 for the three and nine months ended February 28, 2007, respectively. This compensation cost caused net income to decrease by $16 and $128 for the three and nine months ended February 29, 2008, respectively, compared to $174 and $509 for the three and nine months ended February 28, 2007, respectively, and did not have a material impact on basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the nine months ended February 29, 2008 and February 28, 2007 was $149 and $862, respectively. Cash received from stock option exercises was $1,240 and $3,391 for the nine months ended February 29, 2008 and February 28, 2007, respectively.

Note 4: Acquisition

On January 31, 2006, we completed the acquisition, pursuant to a Stock Purchase Agreement (“SPA”), of Rush Computer Rentals, Inc. ("Rush"), in order to facilitate the growth of our data products business. Rush was similar to our existing data products business, and was one of the leading providers of personal computers and related equipment for rent or sale in the northeastern United States. Before taking into account Rush's cash balance, an aggregate purchase price of $9,710 was paid in cash. In addition, up to $1,000 of contingent consideration was to be paid to the shareholders of Rush based upon the achievement of certain revenue objectives. $750 of this additional consideration was paid in the fourth quarter of fiscal 2007, and an additional $250 was accrued in the nine months ended February 29, 2008. The purchase price, subject to post-closing adjustments, was allocated to the net assets acquired based upon their fair values as of the date of the transaction, with the excess recorded as goodwill.

During fiscal 2007 we increased the carrying value of goodwill by $776, consisting of (i) $570 resulting from our final valuation of certain assets acquired and costs incurred to acquire Rush, including revisions to certain assumptions used to determine the value of the intangible assets acquired from Rush, and (ii) purchase price adjustments of $206. The purchase price adjustments consisted of (i) $750 of additional consideration we paid in accordance with the revenue earnout provisions contained in the SPA, offset by (ii) settlements received totaling $544. Included in the settlements were $102 in post-closing adjustments to the seller’s closing date balance sheet and $442 related to certain claims for losses due to breach of specific representations and warranties included in the SPA.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We increased the carrying value of goodwill by $250 in the first nine months of fiscal 2008 in accordance with the revenue earnout provisions contained in the SPA.

The results of operations of Rush have been included in our statements of income from the date of the acquisition.

Note 5: Goodwill and Intangibles

As a result of the Rush acquisition, we recorded $2,083 of goodwill and $2,297 of intangibles in fiscal 2006. As of February 29, 2008, the carrying amount of goodwill was $3,109.

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 29, 2008 are as follows:

	Balance as of June 1, 2007 (net of amortization)	Adjustments	Amortization	Balance as of February 29, 2008
Goodwill	$2,859	$250	$-	$3,109
Trade Name	411	-	-	411
Non-compete agreements	533	-	(242)	291
Customer relationships	627	-	(176)	451
	$4,430	$250	$(418)	$4,262

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment. During fiscal 2007 and the first nine months of fiscal 2008, we revised the gross carrying value of goodwill and intangibles primarily as a result of additional purchase price consideration and final valuation of certain assets acquired and costs incurred to acquire Rush (see "Note 4"). Goodwill is not deductible for tax purposes.

We were aware of no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 29, 2008 or May 31, 2007. The annual impairment review date for goodwill and intangible assets is May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 29, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(759)	291
Customer relationships	3-4 years	1,014	(563)	451
		$2,475	$(1,322)	$1,153

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

	May 31, 2007
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(517)	533
Customer relationships	3-4 years	1,014	(387)	627
		$2,475	$(904)	$1,571

Amortization expense was $125 and $418 for the three and nine months ended February 29, 2008, respectively, compared to $153 and $464 for the three and nine months ended February 28, 2007, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2008	$84
2009	335
2010	257
2011	66
2012	-
$742

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $6,100 and $8,844 as of February 29, 2008 and May 31, 2007, respectively, and $6,010 and $9,396 as of February 28, 2007 and May 31, 2006, respectively, which amounts were paid in following periods. We accrued $3,891 and $2,580 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of February 29, 2008 and May 31, 2007, respectively, which amounts were paid in the following periods. There were no comparable amounts for the prior year periods.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	February 29, 2008	May 31, 2007
Gross minimum lease payments receivable	$895	$818
Less - unearned interest	(60)	(55)
Net investment in sales-type lease receivables	$835	$763

Note 8: Segment Reporting and Related Disclosures

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. According to SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following guidance in accordance with SFAS 131: An operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of test and measurement (“T&M”) and DP equipment.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Although we have separate operating segments for T&M and DP equipment under SFAS 131, these two segments are aggregated into a single reportable segment because they have similar economic characteristics and qualitative factors. The T&M and DP segments have similar long-term average gross margins, and they both rent, lease and sell electronic equipment to large corporations, purchase directly from major manufacturers, configure and calibrate the equipment, and ship directly to customers.

Our equipment pool, based on acquisition cost, comprised $279,643 of T&M equipment and $44,285 of DP equipment at February 29, 2008 and $259,839 of T&M equipment and $42,131of DP equipment at May 31, 2007.

Revenues for these product groups were as follows for the three months ended February 29, 2008 and February 28, 2007.

	T&M	DP	Total
2008
Rentals and leases	$20,726	$5,518	$26,244
Sales of equipment and other revenues	8,288	685	8,973
	$29,014	$6,203	$35,217

2007
Rentals and leases	$19,165	$5,551	$24,716
Sales of equipment and other revenues	5,456	518	5,974
	$24,621	$6,069	$30,690

Revenues for these product groups were as follows for the nine months ended February 29, 2008 and February 28, 2007.

	T&M	DP	Total
2008
Rentals and leases	$63,492	$17,621	$81,113
Sales of equipment and other revenues	21,358	1,796	23,154
	$84,850	$19,417	$104,267

2007
Rentals and leases	$58,079	$17,839	$75,918
Sales of equipment and other revenues	14,309	2,027	16,336
	$72,388	$19,866	$92,254

No single customer accounted for more than 10% of total revenues during either the first nine months of fiscal 2008 or fiscal 2007.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007
Revenues: (1)
U.S.	$30,784	$26,920	$88,745	$81,696
Other (2)	4,433	3,770	15,522	10,558
Total	$35,217	$30,690	$104,267	$92,254

	February 29, 2008	May 31, 2007
Net Long-Lived Assets: (3)
U.S.	$164,918	$158,377
Other (2)	21,613	22,849
Total	$186,531	$181,226

(1) Revenues by country are based on the location of shipping destination, and not whether the order originates in the U.S. parent or a foreign subsidiary.

(2) Other consists of other foreign countries that each individually account for less that 10% of the total revenues or assets.

(3) Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three and nine months ended February 29, 2008 and February 28, 2007:

	Three Months Ended		Nine Months Ended
	February 29, 2008	February 28, 2007	February 29, 2008	February 28, 2007

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	25,934	25,808	25,897	25,654
Effect of dilutive securities-options (1)	158	323	173	382

	26,092	26,131	26,070	26,036

Net income	$4,844	$5,198	$15,894	$14,881
Earnings per share:
Basic	$0.19	$0.20	$0.61	$0.58
Diluted	$0.19	$0.20	$0.61	$0.57

(1) Excludes 41 options outstanding during the three and nine months ended February 29, 2008, respectively, and 56 options outstanding during the three and nine months ended February 28, 2007, respectively, for which the exercise price exceeded the average market price of our stock during that period.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 10: Income Taxes

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

We applied FIN 48 to all open tax positions as of June 1, 2007. The total amount of unrecognized tax benefits as of the date of its adoption was $4,260. As a result of the implementation of FIN 48, we recognized a $3,911 increase in the liability for unrecognized tax benefits which was accounted for as follows:

Reduction in retained earnings (cumulative effect)	$366
Additional deferred tax assets	3,545
Increase in liability	$3,911

Included in the balance of unrecognized tax benefits at June 1, 2007, are $715 of tax benefits that, if recognized, would affect the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had approximately $349 for the payment of interest and penalties as of May 31, 2007. Upon adoption of FIN 48 on June 1, 2007 we increased our accrual for interest and penalties to $1,141.

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

There were no additional unrecognized tax benefits for the nine months ended February 29, 2008. We anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

Note 11: Commitments and Contingencies

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

Note 12: Subsequent Event

On April 1, 2008, our independent broker informed us that it developed a model that estimated the fair market value of our ARS as of March 31, 2008 to be $0.8 million lower than the $23.6 million we reported as of February 29, 2008, primarily due to their lack of liquidity. In determining a discount factor for each ARS, the model weighted various factors, including their high credit quality, maturity, probability to be called, lack of liquidity and comparable securities of the issuer, if any. Also, our broker confirmed that par prices reported for our ARS at February 29, 2008 are still valid. We consider declines in ARS fair market values due to lack of liquidity to be a temporary impairment that will be recorded as an unrealized loss in the shareholders’ equity section of our balance sheets in future periods.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of February 29, 2008 and May 31, 2007 and the results of our operations for the three and nine months ended February 29, 2008 and February 28, 2007, and cash flows for the nine month periods ended February 29, 2008 and February 28, 2007. This discussion should be read in conjunction with the Management's Discussion and Analysis section included in our 2007 Annual Report on Form 10-K (pages 10-17) to which the reader is directed for additional information and the Risk Factors discussed in Item 1A of that Report.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first nine months of fiscal 2008, 78% of our rental and lease revenues were derived from T&M equipment. This percentage has increased from the prior year period primarily as a result of growth in our foreign subsidiaries which derive their rental and lease revenues from T&M equipment and growth in T&M activity in the aerospace and defense, telecommunications and electronics markets.

For the first nine months of fiscal 2008, rental revenues comprised 83% of our rental and lease revenue. That percentage has increased over the last two years due to an increase in T&M rental activity in our U.S. and foreign operations, while lease revenues have remained relatively unchanged.

A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace and defense, telecommunications, semiconductor and electronics industries. We believe that a large part of our T&M equipment is used in research and development activities. We also rent equipment to companies of various sizes representing a cross-section of industry. Our business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, rental billing is reduced during February because it is a short month.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 46% for our 2006 fiscal year and 47% for our 2007 fiscal year. Based on our current equipment management strategy, we believe that future gross margin on sales will decline as lower margin distribution sales continue to grow, although the gross margin percentage will fluctuate on a quarterly basis. Our gross margin on sales for the three and nine months ended February 29, 2008 was 34% and 37%, respectively, compared to 47% and 49%, respectively, for the three and nine months ended February 28, 2007.

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets; and
•	Net income as a percentage of average equity.

STRATEGIC GROWTH PLANS

In recent periods, we have seen some recovery of our business from its significant contraction during the early part of this decade. Although we reduced our expenses to maintain profitability during the contraction, we believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:

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

GEOGRAPHIC EXPANSION STRATEGIES: Prior to fiscal 2006, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas. We have been expanding our rental and leasing services globally. As part of that strategy, in fiscal 2006 we entered two of the largest world markets: Europe and China.

•
Our wholly owned subsidiary in Tianjin, China, commenced operations in June 2005 after we received what we believe to be one of the first licenses for a wholly foreign-owned equipment rental business in China.

•	In September 2005, we acquired a small T&M equipment rental company based in Belgium, from which we service the European market.

The financial results of our foreign operations have improved for the first nine months of fiscal 2008, compared to the same period in the prior year, and our operations in both China and Europe have contributed to the growth in our operating profit and net income.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Although our strategic initiatives have contributed to our improved operating results for the nine months ended February 29, 2008, compared to the nine months ended February 28, 2007, each entails risks that could impact our continuing business results over the long term. In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general. Recent uncertainty in the U.S. economy as a result of more stringent credit requirements and access to capital may adversely affect our customers. While we have experienced improved results since 2004 as noted above, no assurance can be given regarding the length or extent of the recovery, and no assurance can be given that our rental and lease utilization, operating results and net income will not be adversely affected by the reversal of recent trends. For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2007 Annual Report on Form 10-K.

PROFITABILITY AND KEY BUSINESS TRENDS

For the first nine months of fiscal 2008 compared to the prior year period, our revenues rose by 13% to $104.3 million, our operating profit increased by 13.1% to $23.0 million and our net income increased by 6.8% to $15.9 million. Our revenue growth included growth in our base business as well as in our international markets in China and Europe. T&M rental and lease activity for the first nine months of fiscal 2008 increased compared to the prior year period, reflecting gains in the aerospace and defense, telecommunications and electronics markets, and growth in our foreign operations. While our DP rental and lease activity for the same period also increased, our DP rental and lease revenue declined slightly as a result of our decision to discontinue certain business with relatively low profitability, and lower rental rates in the first nine months of fiscal 2008. Our profitability measurements are presented in the table below for the nine months ended February 29, 2008 and February 28, 2007:

	2008	2007
Net income per diluted common share (EPS)	$0.61	$0.57
Net income as a percentage of average assets	7.3%	7.4%
Net income as a percentage of average equity	8.7%	8.7%

The increase in our operating profit reflects progress in improving the profitability of the Rush business, growing T&M rentals in the U.S., and leveraging the existing infrastructure in our U.S. and foreign operations, offset in part by growth of lower margin distribution sales.

The amount of our equipment on rent, based on acquisition cost, increased to $151.0 million at February 29, 2008 from $135.5 million at February 28, 2007. Acquisition cost of equipment on lease decreased to $38.7 million at February 29, 2008 from $41.7 million at February 28, 2007. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 62.7% at February 29, 2008 compared to 66.1% at February 28, 2007. Over the same period, utilization of our DP equipment pool decreased to 55.1% from 56.1%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Feb 29, 2008	Nov 30, 2007	Aug 31, 2007	May 31, 2007	Feb. 28, 2007
Rentals and leases	$26,244	$27,425	$27,444	$27,165	$24,716
Sales of equipment and other revenues	8,973	7,431	6,750	5,832	5,974
Operating profit	6,929	8,237	7,856	8,648	6,060

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

Results of Operations

Comparison of Three Months Ended February 29, 2008 and February 28, 2007

Revenues

Total revenues for the three months ended February 29, 2008 rose $4.5 million, or 14.8%, to $35.2 million, compared to $30.7 million in the same period in the prior year. The increase in total revenues was due to a 6.2% increase in rental and lease revenues and a 50.2% increase in sales of equipment and other revenues.

Rental and lease revenues in the third quarter of fiscal 2008 were $26.2 million, compared to $24.7 million in the prior year period. This increase is the result of growth in our foreign operations and higher demand for T&M equipment in our major markets, including aerospace and defense, telecommunications and electronics.

Sales of equipment and other revenues increased to $9.0 million for the three months ended February 29, 2008 compared to $6.0 million in the prior year period. In part, this reflects the results of our strategic initiative outlined above relating to distribution sales. Gross margin on sales increased to $2.8 million in the third quarter of fiscal 2008 as compared to $2.5 million a year ago, while the gross margin percentage decreased to 33.7% for the third quarter of fiscal 2008 compared to 46.7% for the third quarter of fiscal 2007. As noted above, our gross margin percentage decreased due to an increase in our lower margin distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.3 million, or 42.9% of rental and lease revenues, in the third quarter of fiscal 2008, from $11.1 million, or 44.9% of rental and lease revenues, in the third quarter of fiscal 2007. The increased depreciation expense in fiscal 2008 is due to a higher average rental and lease equipment pool, while the decreased depreciation ratio, as a percentage of rental and lease revenues, is due primarily to a non-cash impairment charge of $440,000 recorded to depreciation expense in the prior year period resulting from lower than projected demand for certain rental products.

Costs of revenues other than depreciation increased 79.8% to $6.7 million in the third quarter of fiscal 2008 from $3.7 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 66.3% in the third quarter of fiscal 2008 from 53.3% in the third quarter of fiscal 2007, reflecting increased distribution sales which carry a lower margin. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses were $10.3 million in the third quarter of fiscal 2008, as compared to $9.8 million in the third quarter of fiscal 2007. SG&A expenses as a percentage of total revenues decreased to 29.3% in the third quarter of fiscal 2008 from 32.0% in the third quarter of fiscal 2007, as a result of our ability to increase revenues within our existing infrastructure.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Interest Income, Net

Net interest income was $0.9 million for the third quarter of fiscal 2008 compared to $1.0 million in the prior year period. The decrease reflects decreases in prevailing money-market interest rates.

Income Tax Provision

Our effective tax rate was 37.8% in the third quarter of fiscal 2008, compared to 39.6% for the same period in fiscal 2007. The decrease is due primarily to the utilization of tax loss carryforwards for our European subsidiary and lower tax rates on earnings from our foreign subsidiaries.

Results of Operations

Comparison of Nine Months Ended February 29, 2008 and February 28, 2007

Revenues

Total revenues for the nine months ended February 29, 2008 rose $12.0 million, or 13.0%, to $104.3 million, compared to $92.3 million in the same period in the prior year. The increase in total revenues was due to a 6.8% increase in rental and lease revenues and a 41.7% increase in sales of equipment and other revenues.

Rental and lease revenues in the first nine months of fiscal 2008 were $81.1 million, compared to $75.9 million in the prior year period. This increase is the result of growth in our foreign operations and higher demand for T&M equipment in our major markets, including aerospace and defense, telecommunications and electronics.

Sales of equipment and other revenues increased to $23.2 million for the nine months ended February 29, 2008 compared to $16.3 million in the prior year period. In part, this reflects the results of our strategic initiative outlined above relating to distribution sales. Gross margin on sales increased to $7.7 million in the first nine months of fiscal 2008 as compared to $6.8 million a year ago, while the gross margin percentage decreased to 36.5% for the third quarter of fiscal 2008 compared to 48.5% for the first nine months of fiscal 2007. As noted above, our gross margin percentage decreased due to an increase in our lower margin distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $33.5 million, or 41.3% of rental and lease revenues, in the first nine months of fiscal 2008, compared to $31.5 million, or 41.5% of rental and lease revenues, in the first nine months of fiscal 2007. The increased depreciation expense in fiscal 2008 is due to a higher average rental and lease equipment pool.

Costs of revenues other than depreciation increased 70.2% to $16.7 million in the first nine months of fiscal 2008 from $9.8 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 63.5% in the first nine months of fiscal 2008 from 51.5% in the first nine months of fiscal 2007, reflecting increased distribution sales. As noted above, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses increased slightly to $31.0 million in the first nine months of fiscal 2008, as compared to $30.6 million in the first nine months of fiscal 2007. SG&A expenses as a percentage of total revenues decreased to 29.8% in the first nine months of fiscal 2008 from 33.1% in the first nine months of fiscal 2007, as a result of our ability to increase revenues within our existing infrastructure.

Interest Income, Net

Net interest income was $2.6 million for the first nine months of fiscal 2008 compared to $2.8 million in the prior fiscal year. The decrease reflects decreases in prevailing money-market interest rates.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Income Tax Provision

Our effective tax rate was 38.0% in the first nine months of fiscal 2008, compared to 39.9% for the same period in fiscal 2007. The decrease is due primarily to the utilization of tax loss carryforwards for our European subsidiary, and lower tax rates on earnings from our foreign subsidiaries.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To meet increasing T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $55.5 million of rental and lease equipment during the first nine months of fiscal 2008. This amount was 10.2% higher than the $50.4 million in the same period in the prior year.

In addition to increasing our rental equipment pool, we have in the past purchased shares of our common stock. Shares we repurchase are retired and returned to the status of authorized but unissued stock. During the nine months ended February 29, 2008, we purchased 1,420 shares of our common stock for $19,000, at an average price of $13.48 per share. As of February 29, 2008, 956,000 shares of our common stock remain authorized for repurchase.

In July 2007, we commenced payment of a quarterly cash dividend of $0.10 per common share. In January 2008, our board of directors approved an increase to $0.15 per common share. For the nine months ended February 29, 2008, we paid dividends of $7.8 million. There was no dividend declared or paid in the prior year period.

On January 18, 2008 we declared and accrued a dividend of $0.15 per common share, or $3.9 million, payable on April 10, 2008. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.

At February 29, 2008, we held $23.6 million in auction rate securities (“ARS”), which we classify as investments. Our ARS are long-term debt instruments backed by student loans, substantially all of which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or Aaa, and none are mortgage-backed debt obligations. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at contractually set rates (an average of 200 basis points higher than the interest rates earned prior to auction failures). Based on these considerations and the fair market values provided by our independent broker as of February 29, 2008, we do not believe our ARS were impaired at February 29, 2008 and therefore continued to carry them at par (see “Note 12”). However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. In any case, given the approximately $58.3 million we hold in cash and cash equivalents, primarily U.S. Treasury money market funds, and our lack of bank debt, we expect to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

During the first nine months of fiscal 2008 and fiscal 2007, net cash provided by operating activities was $42.2 million and $37.4 million, respectively. The increase in operating cash flow was due primarily to improved operating results and higher depreciation and amortization for the nine months ended February 29, 2008 compared to the prior year period, and a $1.3 million increase in accrued expenses for the current fiscal period compared to a decline of $0.8 million in the prior year period. The increased operating cash flow was partially offset by an increase in accounts receivable of $3.3 million for the nine months ended February 29, 2008, compared to an increase of $0.4 million in the prior year period.

During the nine months ended February 29, 2008 net cash used in investing activities was $34.8 million, compared to $37.0 million in the same period of fiscal 2007. For the nine months ended February 29, 2008 payments for the purchase of rental and lease equipment were $55.5 million, compared to $50.4 million for the prior year period, partly offset by proceeds from sale of rental and lease equipment of $21.0 million and $14.0 million for the nine months ended February 29, 2008 and February 28, 2007, respectively.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Net cash flows from financing activities decreased in the first nine months of fiscal 2008 as compared to the same period of the prior year, primarily due to $7.8 million in dividend payments to shareholders. There was no dividend paid in the prior year period.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at February 29, 2008.

We believe that based on our current cash, cash equivalents and investment balances of $81.9 million at February 29, 2008 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flow, financial flexibility or our ability to fund our operations, including the dividend.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007. The exact timing of reversal or settlement of our FIN 48 liabilities of $4.3 million could not be reasonably estimated at the end of the current fiscal quarter.

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in “Part II. Item 1A. Risk Factors” herein and in "Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates," as well as in our Annual Report on Form 10-K for the year ended May 31, 2007 (including the "Risk Factors" discussed in Item 1A to that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2008, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, except for the following:

Interest Rate and Market Risk. At February 29, 2008, we held $23.6 million of auction rate securities. In February and March 2008, auctions failed for these securities. An auction failure means that the parties wishing to sell securities exceeded the available buyers. As a result of these failures, we will not be able to liquidate these securities until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. Moreover, if the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2007 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first nine months of fiscal 2008, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2007, except for the following:

We may realize losses on our investments in auction rate securities and be unable to liquidate these investments at desired times and in desired amounts

At February 29, 2008, we held $23.6 million in auction rate securities (“ARS”), which we classify as investments. All of our ARS had credit ratings of AAA or Aaa when purchased, and none are mortgage-backed debt obligations. Our ARS are valued at reported market prices. During February and March 2008, auctions failed for all $23.6 million of the ARS we held because sell orders exceeded buy orders. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We do not believe the carrying values of our ARS are impaired. However, if the issuers of these securities are unable to successfully close future auctions and their credit ratings are lowered, we may be required to record future impairment charges related to these investments, which would harm our results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

Item 6. Exhibits

Exhibit#	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED: April 8, 2008

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)