Form 10-K
period 2008-05-31
ELECTRO RENT CORP
filed 2008-08-13
CIK 32166

SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
FORM 10-K
ANNUAL REPORT
(Mark One)

☑	PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 0-9061
ELECTRO RENT CORPORATION
(Exact name of registrant as specified in its charter)

CALIFORNIA (State or other jurisdiction of incorporation or organization)	95-2412961 (I.R.S. Employer Identification No.)
6060 Sepulveda Boulevard
Van Nuys, California 91411-2512
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (818) 786-2525
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock without par value
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 and 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting stock, held by non-affiliates of the registrant, as of August 1, 2008, was $298,106,000.
Number of shares of Common Stock outstanding as of August 1, 2008: 25,992,559.

DOCUMENTS INCORPORATED BY REFERENCE
1.	Inside front cover and pages 10-18 and 19-40 of the Annual Report to Security Holders for the fiscal year ended May 31, 2008 (the “2008 Annual Report”) are incorporated by reference in this Form 10-K Annual Report. Only those portions of the 2008 Annual Report expressly incorporated hereby by reference are deemed “filed.”

2.	Proxy Statement for the Annual Meeting of Shareholders to be held on October 16, 2008 (the “2008 Proxy Statement”).
CROSS REFERENCE SHEET
Showing Location in 2008 Annual Report
and 2008 Proxy Statement of Information
Required by Items of Form 10-K
PART II

Caption and Reference
	Form 10-K Item	in 2008 Annual Report
	Number and Caption	or 2008 Proxy Statement

5.	Market for the Registrant’s Common Equity and Related Shareholder Matters	Annual Report page 40

6.	Selected Financial Data	Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	Annual Report pages 10-18

8.	Financial Statements and Supplementary Data	Annual Report pages 19-39
PART III

10.	Directors and Executive Officers of the Registrant	Annual Proxy Statement
• Election of Directors
• Executive Officers
• Code of Ethics
• Audit Committee
• Compliance with Section 16 of the Securities Exchange Act of 1934
• Transactions With Management

11.	Executive Compensation	Annual Proxy Statement
• Executive Compensation
• Compensation Committee Interlocks and Insider Participation
• Compensation Committee Report

12.	Security Ownership of Certain Beneficial Owners and	Annual Proxy Statement
	Management	• Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions	Annual Proxy Statement
• Transactions With Management

14.	Principal Accountant Fees and Services	Annual Proxy Statement
• Proposal 2 — Approval of Selection of Independent Auditors

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
     We primarily engage in the rental, lease and sale of state-of-the-art electronic equipment, primarily test and measurement (“T&M”) equipment and personal computer-related data products (“DP”) equipment. In fiscal 2008, 78% of our rental and lease revenues were derived from T&M equipment. This percentage has increased from the prior year period as a result of growth in our foreign subsidiaries, which derive their rental and lease revenue from T&M equipment, and growth in T&M activity in the aerospace and defense, telecommunications and electronics markets. In fiscal 2008, rental revenues comprised 83% of our rental and lease revenues. That percentage has increased over the last three years due to an increase in T&M rental activity in our U.S. and foreign operations, while T&M lease revenues have declined.
     About 87% of our equipment portfolio at acquisition cost at the end of fiscal 2008 was composed of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio comprises personal computers and servers, from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A large part of our T&M equipment portfolio is rented or leased to Fortune 500 companies in the aerospace and defense, semiconductor, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of industry. No customer accounted for more than 10% of our revenues for any of the three fiscal years ended May 31, 2008. No significant portion of our revenues is currently derived from direct United States Government contracts. We sell used equipment in the normal course of business based on customer requirements. Our sale of used equipment allows us to maintain our inventory with equipment that meets current technological standards. In fiscal 2007, we entered into distribution agreements with three leading manufacturers to sell basic T&M equipment to current and prospective customers through our new distribution channel.
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

     During the early part of the decade, our business significantly contracted due to a slow-down in the U.S. economy. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 46% for our 2006 fiscal year and 47% for our 2007 fiscal year. As we anticipated, our gross margin on sales in fiscal 2008 declined to 35%, reflecting increased sales under our arrangements to act as a distributor of new T&M equipment for certain manufacturers and a large buyout of used equipment at lower than normal margins. Based on our current equipment management strategy, we anticipate that future gross margin on sales will stay in this range as lower margin distribution sales continue to grow, although the gross margin percentage will fluctuate on a quarterly basis.
     Our revenues grew in fiscal 2008 from fiscal 2007 due to growth of our base business in North America, China and Europe, as well as a new distribution channel we created by entering into distribution agreements with three leading manufacturers for a range of basic T&M equipment. Focused, prudent growth in our North American and international operations, as well as our distribution channel, continues to be a primary goal for fiscal 2009, and we intend to continue to evaluate growth and acquisition opportunities as they arise. The economy in the United States and, to a certain degree the other markets in which we operate, has been slowing, which may impact our prospects for growth and profitability in future periods.
     Until recently, our activity was largely limited to North America, except for some limited rentals to North American companies operating in other geographical areas. We have been expanding our rental and leasing services globally. As part of that strategy, in fiscal 2006 we entered two of the largest world markets: China and Europe. Our wholly owned subsidiary in Tianjin, China commenced operations in June 2005, and in September 2005, we acquired a T&M rental company based in Belgium, from which we service the European market.
     In fiscal 2008, we received 15% of our revenues from foreign countries. No single foreign country accounted for more than 10% of our revenues. The following table shows our foreign and domestic revenues over the past three fiscal years:

Year ended May 31,	2008	2007	2006

U.S.	$123,396	$110,983	$103,783
Foreign	21,140	15,876	12,429

Total	$144,536	$126,859	$116,212

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

     At May 31, 2008, we employed approximately 317 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.
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
COMMON STOCK PRICE FLUCTUATIONS
Our Common Stock price has fluctuated significantly and may continue to do so in the future.
General Factors. We believe some of the reasons for past fluctuations in the price of our stock have included:
•	announcements of developments related to our business;

•	announcements concerning new products or enhancements in the equipment that we rent; or developments in our relationships with our customers;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and

•	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
     In addition, prices in the stock market have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.
Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the approximately 25,992,559 shares outstanding as of August 1, 2008, we are authorized to issue up to 512,301 shares of Common Stock upon exercise of stock options previously granted under our Stock Option Plans.
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
     However, historical trends are not necessarily indicative of future trends. If our assumptions prove to be wrong, not only may our revenues fall short of our expectations, but we may not be able to adjust our inventory quickly enough to compensate for lower demand for one or more products in our inventory. In addition, as demand for a product falls, we may have difficulty in selling any of our excess equipment at a favorable price or at all. Both of these factors can compound the impact of any revenue shortfall and further affect our operating results and the price of our stock.
Risks Associated with Changing Economic Conditions. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services may decline. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Slowdowns in the U.S. or global economy generally, or one or more of these specific industries, could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we recorded a loss on impairment of goodwill and intangibles. Recent uncertainty in the U.S. and global economy as a result of more stringent credit requirements and access to capital may adversely affect our customers. While we have experienced improved results since 2004 as noted above, our rental and lease rates and utilization, operating results and net income could be adversely affected by recent trends.
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
•	weather, holiday and vacation considerations; and

•	budgetary considerations.

     Additionally, our operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors such as:
•	changes in customer demands and/or requirements;

•	new product announcements;

•	price changes;

•	changes in delivery dates;

•	changes in maintenance policies and the pricing policies of equipment manufacturers; and

•	price competition from other rental, leasing and finance companies.
Other Factors. Other factors that may affect our operating results include:
•	competitive forces within our current and anticipated future markets;

•	changes in interest rates;

•	our ability to attract customers and meet their expectations;

•	currency fluctuations and other risks of international operations;

•	general economic conditions; and

•	differences in the timing of our spending on acquiring equipment, renting or leasing that equipment and receiving revenues from our customers.
     All or any of these and similar factors could result in our operating results differing substantially from the expectations of public market analysts and investors, which would likely have a material adverse impact on our stock price.
RISKS ASSOCIATED WITH INVESTMENTS
We may realize losses on our investments in auction rate securities or be unable to liquidate these investments at desired times and in desired amounts.
     At May 31, 2008, we held $23.6 million, at cost, in auction rate securities (“ARS”), which we classify as investments. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or impairment charges. We may not be able to liquidate these investments unless the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.
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
     Introduction of New Products and Services. The markets in which we operate are characterized by rapidly changing technology, evolving industry standards and declining prices of certain products. Our operating results will depend to a significant extent on our ability to continue to introduce new services and to control and/or reduce costs on existing services. Whether we succeed in our new offerings depends on several factors such as:
•	proper identification of customer needs;

•	our costs;

•	timely completion and introduction of products and services as compared to our competitors;

•	our ability to differentiate our equipment and services from our competitors; and

•	market acceptance of our business.
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
     Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face intensifying competition from both established entities and new entries in the market. Our primary competitors have been identified by independent industry publications to include:
•	McGrath Rent Corp.;

•	Telogy;

•	Continental Resources;

•	Microlease plc;

•	Livingston Group Ltd.; and

•	Orix Corporation.
     Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing options.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.
     Currency Risks. We generate a meaningful portion of our revenues from international operations. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Currently, we do not hedge against the risks associated with fluctuations in exchange rates. Although we may use hedging techniques in the future, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.
     Other Risks Associated with International Operations. Additionally, our financial results may be adversely affected by other international risks, such as:
•	international political and economic conditions;

•	changes in government regulation in various countries;

•	trade barriers;

•	difficulty in staffing our foreign sales and service centers, and in training and retaining foreign employees;

•	issues relating to the repatriation of any profits;

•	adverse tax consequences; and

•	costs associated with expansion into new territories.
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
     About 87% of our equipment portfolio at acquisition cost is composed of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment pool comprises personal computers and workstations which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.
DEPENDENCE ON KEY PERSONNEL
If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price.
     Our success depends in large part on the continued services of our executive officers, our senior managers and other key personnel, including, among others, our Chief Executive Officer, Daniel Greenberg, our President, Steven Markheim, and our Chief Financial Officer, Craig Jones. The loss of these people, especially without advance notice, could materially and adversely impact our results of operations. It is also very important that we attract and retain highly skilled personnel to accommodate growth and to replace personnel who leave. Competition for qualified personnel can be intense, especially in technology industries, and there are a limited number of people with the requisite knowledge and experience to market, sell and service our equipment. Under these conditions, we could be unable to recruit, train, and retain employees. If we cannot attract and retain qualified personnel, it could have a material adverse impact on our operating results and stock price.
CONTROL BY MANAGEMENT AND OTHERS
Senior management has significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions.
     Our executive officers and directors collectively own approximately 18.7% of our Common Stock.
     Mr. Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 16.4% of our outstanding shares of Common Stock. In addition, two other shareholders control 30.8% of our outstanding shares of Common Stock. Consequently, these shareholders, including Mr. Greenberg, may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES
If we cannot successfully implement any future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.
     On occasion, we evaluate business opportunities that appear to fit within our overall business strategy. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:
•	the difficulty of integrating acquired operations and personnel with our existing operations;

•	the difficulty of developing and marketing new products and services;

•	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures;

•	our exposure to unforeseen liabilities of acquired companies; and

•	the loss of key employees of an acquired operation.
In addition, an acquisition or new business venture could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:
•	charges to our income to reflect the impairment of acquired intangible assets, including goodwill;

•	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

•	any issuance of securities in connection with an acquisition or new business venture which dilutes or lessens the rights of our current shareholders.
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
     Certain provisions of our Articles of Incorporation, our Bylaws and California law could, together or separately, discourage, delay or prevent a third party from acquiring us, even if doing so might benefit our shareholders. This may adversely impact the interests of our shareholders with respect to a potential acquisition and may also affect the price investors would receive for their shares of Common Stock. Some examples of these provisions in our Articles of Incorporation and Bylaws are:
•	the right of our board of directors to issue preferred stock with rights and privileges which are senior to the Common Stock, without prior shareholder approval; and

•	certain limitations of the rights of shareholders to call a special meeting of shareholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     We own a building that houses our corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 33,200 square feet are currently leased to others. These tenant arrangements provide for all of the leased property to be available for our future needs.
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
     As of May 31, 2008 we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Boston, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in both Mechelen, Belgium and Tianjin, China.

     Our facilities aggregate approximately 269,000 square feet. Except for the corporate headquarters, the Chicago area facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.1 million in fiscal 2008. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
Item 3. Legal Proceedings.
     In the normal course of our business, we are involved in various claims and legal proceedings. We do not believe these matters will have a material adverse effect on our business, financial condition or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote by our security holders.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock.
     Our Common Stock is listed by the National Association of Securities Dealers and is quoted on the NASDAQ Stock Market. Our symbol is “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2008, as quoted on NASDAQ, are set forth in our 2008 Annual Report and are incorporated herein by reference.
Sales of Unregistered Securities.
     We did not make any unregistered sales of our securities during the quarter ended May 31, 2008.
Securities Authorized for Issuance Under Equity Compensation Plans.
     The following table provides information as of May 31, 2008 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

EQUITY COMPENSATION PLAN INFORMATION

Number of shares of
Number of shares of		common stock remaining
common stock to be		available for future
issued upon exercise	Weighted-average exercise	issuance under equity
of outstanding options,	price of outstanding options,	compensation plans
warrants and rights	warrants and rights	(excluding shares
(a)	(b)	reflected in column (a))
512,301	$10.02	942,500
Stock Repurchases.
     We have from time to time purchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.
     We made the following purchases of our shares during the quarter ended May 31, 2008 pursuant to the safe harbor provided by Rule 10b-18:
ISSUER PURCHASES OF EQUITY SECURITIES

			Total	Maximum Number
			Number of	of Shares
			Shares	that may
			Purchased	yet be
	Total	Average	as Part of	Purchased
	Number	Price	Publicly Announced	under the
	of Shares Purchased	Paid per	Plans or	Plans or
Period	(1)	Share	Programs	Programs

March 2008	—	—	—	956,006
April 2008	—	—	—	956,006
May 2008	10,320	$12.89	10,320	945,686

Total	10,320	$12.89	10,320	945,686

(1)	On June 16, 2000 our board approved a stock repurchase program that authorized the repurchase of 1.5 million shares of our outstanding common stock in open market purchases. There is no expiration date specified for this program.
     During the fiscal year ended May 31, 2008, we purchased 11,740 shares of our common stock for $0.2 million, an average price of $12.96 per share. All of these shares were purchased under a publicly announced repurchase program, under which 945,686 shares of our common stock remain authorized for repurchase as of May 31, 2008, although we have no commitments to make any further repurchases.
Dividends.
     Since July 2007, we have been paying quarterly dividends in each January, April, July and October. Our quarterly dividend was initially set at $0.10 per common share but was raised to $0.15 per common share effective with our April 2008 dividend. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.
Performance Graph.
     This graph compares our total shareholder return with (1) the NASDAQ (US) Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group (“Peer Group”). Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2003 and ending May 31, 2008. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

Cumulative Five Year Total Return
Value of $100 Invested on May 31, 2003
Fiscal Years Ended May 31

	2003	2004	2005	2006	2007	2008
Electro Rent Corporation	100	151	163	229	200	202
NASDAQ Stock Market (US)	100	127	133	142	171	166
Russell 2000	100	130	143	169	201	180
Value Line Industrial Services	100	142	162	238	307	312
Item 6. Selected Financial Data.
     The summary of the selected financial data referred to as Financial Highlights, appearing on the inside front cover of our 2008 Annual Report, is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     Information appearing under the above caption in our 2008 Annual Report is hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risks.
     We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
Changes in Interest Rates.
     While we have the ability to draw on our revolving credit line, we have not had any borrowings under that credit facility for several years.
     Market risk sensitive instruments are generally defined as derivatives and other financial instruments. At May 31, 2006, 2007 and 2008 we had not used any derivatives to alter our interest rate risk profile. At May 31, 2008, our market sensitive instruments totaled $23.6 million, at cost, in auction rate securities (“ARS”), which we classify as investments as a result of the failure of the Dutch auction process that provided liquidity. While we earn interest on our ARS based on formulas tied to specified interest rate indexes, the estimated market value for our ARS (using quotes received from our broker which are derived from their internally developed model ) no longer approximate the original purchase value. In the fourth quarter of fiscal 2008, we recorded an unrealized loss of $1.0 million on our ARS in the shareholders’ equity section of our balance sheet. In determining a fair value for each of our ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. Accordingly, while fluctuations in interest rates would be expected to impact the unrealized loss of our ARS, the exact impact is not easily calculable, since any changes can impact both the cash paid by our ARS and the yield on other market instruments, which have opposing impact on the value of our ARS.
     In addition to those effects on our balance sheet, fluctuations in interest rates can also affect the income we earn on our cash and equivalents and our investments, and can indirectly influence our leasing yields, which correlate with market interest rates: When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.
Changes in foreign currencies.
     We have wholly owned Chinese and European subsidiaries. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). Currently, we do not use derivative instruments to hedge our economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In fiscal 2008, we included $440,000 of net foreign currency transaction gains in consolidated net income due to foreign exchange rate fluctuations. Although there can be no assurances, given the extent of our international operations, we do not expect future foreign exchange gains and losses to be significant.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP in our 2008 Annual Report are hereby incorporated by reference.
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
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2008. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2008, our internal control over financial reporting is effective based on these criteria.
     Deloitte & Touche LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is included in Part II, Item 9A.

Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Van Nuys, California
We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board the consolidated financial statements as of and for the year ended May 31, 2008 of the Company and our report dated August 12, 2008 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 12, 2008
Item 9B. Other Information.
     Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 16, 2008, which will be filed with the Securities and Exchange Commission by not later than September 29, 2008.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 16, 2008, which will be filed with the Securities and Exchange Commission by not later than September 29, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 16, 2008, which will be filed with the Securities and Exchange Commission by not later than September 29, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 16, 2008, which will be filed with the Securities and Exchange Commission by not later than September 29, 2008.

Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Shareholders’ Meeting to be held October 16, 2008, which will be filed with the Securities and Exchange Commission by no later than September 29, 2008.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following financial statements are filed as a part of this report and are included or incorporated herein by reference to the following page or pages of our 2008 Annual Report.

		2008 Annual Report
	Item	Page Number
1.	Financial Statements

	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2008	19

	Consolidated Balance Sheets at May 31, 2008 and 2007	20

	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2008	21

	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2008	22

	Notes to Consolidated Financial Statements	23-38

	Report of Independent Registered Public Accounting Firm	39
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

Exhibit Number	Document Description

ended May 31, 1995. A copy of the amendment to the bylaws adopted November 15, 1996 is incorporated by reference to Exhibit (3) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1997.

(10)(A)(1)	The Electro Rent Corporation Employee Stock Ownership And Savings Plan, June 1, 1985 Restatement, and the Electro Rent Corporation Employee Stock Ownership And Savings Plan Trust Agreement, are incorporated by reference to Exhibits 10(A)-(1) and 10(A)-(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1985. A copy of Amendment No. One to the Restated ESOP is incorporated by reference to Exhibit (10)(A) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(A)(2)	A copy of the Electro Rent Corporation Employee Stock Ownership And Savings Plan, Restated As Of June 1, 1989 is incorporated by reference to Exhibit (10)(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1989.*

(10)(A)(3)	Copies of the following documents amending and supplementing the ESOSP and ESOP as heretofore amended are incorporated by reference to Exhibit (10)(A)-(1) to (7) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995:

(10)(A)(4)	Adoption Agreement For The Vanguard Prototype 401(K) Savings Plan dated August 1, 1994.*

(10)(A)(5)	Electro Rent Corporation Savings Plan Trust Agreement dated September 1, 1994.*

(10)(A)(6)	Electro Rent Savings Plan Supplement To The Vanguard Prototype 401(K) Savings Plan Adoption Agreement dated September 24, 1994.*

(10)(A)(7)	Second Amendment To Electro Rent Corporation Employee Stock Ownership & Savings Plan (Restated As Of June 1, 1989) dated as of June 1, 1991*

(10)(A)(8)	Third Amendment To Electro Rent Corporation Employee Stock Ownership And Savings Plan (Restated As Of June 1, 1989) dated June 15, 1994*

(10)(A)(9)	Fourth Amendment To Electro Rent Corporation Savings Plan (Restated As Of June 1, 1989) dated September 1, 1994*

(10)(A)(10)	Electro Rent Corporation Employee Stock Ownership Plan Trust Agreement dated September 1, 1994.*

(10)(A)(11)	A copy of the GE Rentals Supplement to the Vanguard Prototype 401(k) Savings Plan Adoption Agreement adopted October 10, 1997 is incorporated by reference to Exhibit 10(A) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(C)	A copy of the Electro Rent Corporation Supplemental Retirement Plan is incorporated by reference to Exhibit (10)(C) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1987.*

(10)(D)(1)	The Executive Employment Agreement between the Company and Daniel Greenberg, Chairman of the Board of Directors and Chief Executive Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992. A copy of the Executive Employment Agreement (Amended And Restated as of

Exhibit Number	Document Description

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

(10)(D)(2)	The Executive Employment Agreement between the Company and William Weitzman, President and Chief Operating Officer, originally entered into December 15, 1986 and amended November 22, 1988 by Amendment No. One To Executive Employment Agreement, as further amended and restated as of July 15, 1992 and amended by Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001. A copy of Executive Employment Agreement (Amended And Restated as of July 15, 1992, and as further amended as of October 2001) is incorporated by reference to Exhibit (10)(D)-(1) of Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 1993. A copy of Amendment No. 1 to the Amended and Restated Executive Employment Agreement, dated October 12, 2001 is incorporated by reference to Exhibit 10(D)(2) of the Registrant’s Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

10(D)(3)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Steven Markheim is incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.*

10(D)(4)	Employment Agreement, dated as of October 31, 2005, between Electro Rent Corporation and Craig R. Jones is incorporated by reference to Exhibit 10.3 of the Current Report on Form 8-K filed by Electro Rent Corporation on November 1, 2005.*

(10)(E)(1)	A copy of the Electro Rent Corporation 1990 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Option) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Option) are incorporated by reference to Exhibits (10)(E)-(1), (10)(E)-(2) and (10)(E)-(3), respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1990. A copy of Amendment Number One To Electro Rent Corporation 1990 Stock Option Plan adopted October 3, 1991 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1992. A copy of Amendment Number Two To Electro Rent Corporation 1990 Stock Option Plan adopted April 11, 1995 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1995.*

(10)(E)(2)	A copy of the Electro Rent Corporation 1996 Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) are incorporated by reference to Exhibits (10)(E)-(1), (2) and (3) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996. A copy of Amendment Number One To Electro Rent Corporation 1996 Stock Option Plan adopted November 1, 1996 is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 1998.*

(10)(E)(3)	A copy of the Electro Rent Corporation 1996 Director Option Plan and the Electro Rent Corporation Stock Option Agreement for the 1996 Director Option Plan are incorporated by reference to Exhibits (10)(E)-(4) and (5) respectively to the Annual Report (Form 10-K) for the fiscal year ended May 31, 1996.*

Exhibit Number	Document Description

(10)(E)(4)	Electro Rent Corporation 1996 Director Option Plan Amendment No. One is incorporated by reference to Exhibit (10)(E) to the Annual Report (Form 10-K) for the fiscal year ended May 31, 2001.*

10(E)(5)	A copy of the Electro Rent Corporation 2002 Employee Stock Option Plan, the Electro Rent Corporation Stock Option Agreement (Incentive Stock Options) and the Electro Rent Corporation Stock Option Agreement (Nonstatutory Stock Options) is incorporated by reference to Exhibit (10)(E) of the Annual Report (Form 10-K) for the fiscal year ended May 31, 2002.*

10(E)(6)	Electro Rent Corporation 2005 Equity Incentive Plan incorporated by reference to Annex C of the Definitive Proxy Statement filed August 25, 2005.*

(11)	Statement re computation of per share earnings is incorporated by reference to the 2008 Annual Report, page 33.

(13)	2008 Annual Report. Only those portions of the 2008 Annual Report expressly incorporated hereby by reference are deemed “filed.”

(21)	Subsidiaries of the Registrant.
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
(c) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2008 Annual Report by Rule 14a-3(b) (1):
     None. See Cross Reference Table under Item 15 (Exhibits, Financial Statement Schedules) of this Form 10-K.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation
Dated: August 12, 2008.	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 12, 2008

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2008

/s/ Gerald D. Barrone	Director	August 12, 2008
Gerald D. Barrone

/s/ Nancy Y. Bekavac	Director	August 12, 2008
Nancy Y. Bekavac

/s/ Karen J. Curtin	Director	August 12, 2008
Karen J. Curtin

/s/ Joseph J. Kearns	Director	August 12, 2008
Joseph J. Kearns

/s/ James S. Pignatelli	Director	August 12, 2008
James S. Pignatelli