Form 10-Q
period 2008-08-31
ELECTRO RENT CORP
filed 2008-10-08
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2008 or

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

Yes ☐ No ☒

The number of shares outstanding of the registrant's common stock as of September 26, 2008 was 25,864,601.

ELECTRO RENT CORPORATION
FORM 10-Q
August 31, 2008

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000's omitted, except per share data)

	Three Months Ended
	August 31,
	2008	2007

Revenues:
Rentals and leases	$27,234	$27,444
Sales of equipment and other revenues	7,752	7,165

Total revenues	34,986	34,609

Operating expenses:
Depreciation of rental and lease equipment	11,584	10,993
Costs of revenues other than deprecation of rental and lease equipment	5,366	4,863
Selling, general and administrative expenses	12,050	10,897

Total operating expenses	29,000	26,753

Operating profit	5,986	7,856

Interest income, net	591	872

Income before income taxes	6,577	8,728

Income tax provision	2,206	3,414

Net income	$4,371	$5,314

Earnings per share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.20

Shares used in per share calculation:
Basic	25,873	25,839
Diluted	26,003	26,037

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000's omitted, except share data)

	August 31,	May 31,
	2008	2008
ASSETS

Cash and cash equivalents	$54,063	$50,964
Investments available-for-sale, at fair value (cost of $23,600)	22,644	22,601
Accounts receivable, net of allowance for doubtful accounts of $327 and $359	20,109	23,128
Rental and lease equipment, net of accumulated depreciation of $167,920 and $161,187	173,955	172,468
Other property, net of accumulated depreciation and amortization of $14,635 and $14,427	14,195	14,341
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,490 and $1,406	985	1,069
Other	5,863	5,402
	$294,923	$293,082

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$6,329	$4,562
Accrued expenses	13,329	12,565
Deferred revenue	5,045	4,943
Deferred tax liability	15,619	14,904
Total liabilities	40,322	36,974

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000;
issued and outstanding August 31, 2008 - 25,794,426;
May 31, 2008 - 25,945,283	34,256	33,938
Accumulated other comprehensive loss, net of tax	(593)	(619)
Retained earnings	220,938	222,789
Total shareholders' equity	254,601	256,108
	$294,923	$293,082

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000's omitted)

	Three Months Ended
	August 31,
	2008	2007

Cash flows from operating activities:
Net income	$4,371	$5,314
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,876	11,401
Remeasurement loss (gain)	476	(16)
Gain on sale of rental and lease equipment	(2,242)	(2,379)
Deferred tax liability	700	341
Stock compensation expense	50	124
Provision for losses on accounts receivable	106	37
Excess tax benefit for stock options exercised	(28)	(82)
Changes in operating assets and liabilities:
Accounts receivable	2,744	(2,159)
Other assets	(461)	118
Accounts payable	186	(182)
Accrued expenses	806	2,404
Deferred revenue	112	(37)
Net cash provided by operating activities	18,696	14,884

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	6,435	5,893
Payments for purchase of rental and lease equipment	(15,695)	(20,643)
Purchases of investments	-	(400)
Payments for purchase of other property	(62)	(144)
Net cash used in investing activities	(9,322)	(15,294)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	520	866
Excess tax benefit for stock options exercised	28	82
Payment for repurchase of common stock	(2,609)	(19)
Payment of dividends	(3,893)	(2,583)
Net cash used in financing activities	(5,954)	(1,654)

Net increase (decrease) in cash and cash equivalents	3,420	(2,064)
Effect of exchange rate changes on cash	(321)	(16)
Cash and cash equivalents at beginning of period	50,964	57,172
Cash and cash equivalents at end of period	$54,063	$55,092

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

Revenue recognition: In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, delivery and handling revenue are recorded as revenues and the related expenses are recorded in selling, general and administrative expenses. An amount of $415 for the first quarter of fiscal 2008 has been corrected to properly state sales of equipment and other revenues and selling, general and administrative expenses in accordance with this policy. Management believes the correction to be immaterial to the consolidated statements of operations.

Statements of cash flow: In the first quarter of fiscal 2009 we separately disclosed effects of exchange rates on cash. The first quarter of fiscal 2008 has been revised, accordingly, increasing net cash provided by operating activities by $16.

Adopted Accounting Pronouncements

Effective June 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements. SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements. FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases. FSP SFAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We will adopt FSP SFAS 157-2 with our first quarter of fiscal 2010.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flows. Management is evaluating the impact that SFAS 157 will have on its non-financial assets and non-financial liabilities since the application of SFAS 157 for such items was deferred to June 1, 2010. We believe that the impact of these items will not be material to our financial condition, results of operations, or cash flows. Assets and liabilities typically recorded at fair value on a non-recurring basis to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and

•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Effective June 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the June 1, 2008 effective date.

New Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”), Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share. FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered). Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We will adopt FSP EITF 03-6-1 beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on our financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”). FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets, or SFAS No. 142, and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), Business Combinations (“SFAS 141R”). FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets. FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist. In addition to the required disclosures under SFAS No. 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets. FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date. Early adoption is prohibited. We will adopt FSP SFAS 142-3 beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of FSP SFAS 142-3 will have a material impact on our financial condition, results of operations, or cash flows.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

In December 2007, the FASB issued SFAS No. 141R. SFAS 141R replaces SFAS No. 141, Business Combinations, to provide greater consistency in the accounting and financial reporting of business combinations. SFAS 141R requires that the acquiring entity in a business combination recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination. Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 141R beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of SFAS 141R will have a material effect on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”). SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest. SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary. SFAS 160 is effective for fiscal periods, and interim periods within those fiscal years, beginning on or after December 15, 2008. We will be required to adopt the provisions of SFAS 160 beginning with our first quarter of fiscal 2010. We do not anticipate that the adoption of SFAS No. 160 will have a material effect on our financial condition, results of operations, or cash flows.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 2: Cash and cash equivalents and investments available-for-sale

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented. Investments consist of available-for-sale Auction Rate Securities (“ARS”) that we carry at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

When made, our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions. The following is a summary of available-for-sale securities:

	August 31, 2008
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$23,600	$-	$(956)	$22,644
	$23,600	$-	$(956)	$22,644

	May 31, 2008
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$23,600	$-	$(999)	$22,601
	$23,600	$-	$(999)	$22,601

We record unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Such an unrealized loss does not reduce net income for the applicable accounting period. The gross unrealized losses on our available-for-sale debt securities at August 31, 2008 were $956, compared to $999 at May 31, 2008. Our available-for-sale securities have been in a continuous unrealized loss position for less than twelve months as of August 31, 2008.

We include realized gains and losses on our available-for-sale debt securities in interest and other income in our statements of operations. There were no gross realized gains and losses on our available-for-sale debt securities for the three months ended August 31, 2008 and 2007.

Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. We value the ARS from quotes received from our broker which are derived from their internally developed model. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. We consider declines in ARS fair market values due to lack of liquidity to be a temporary impairment that is recorded as an unrealized loss in the shareholders’ equity section of our balance sheet.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional unrealized losses in other comprehensive income or other than temporary impairment charges.  We intend and have the ability to hold our ARS until the market recovers as we do not anticipate having to sell these securities to fund the operations of our business.  We believe that, based on our current cash and cash equivalents balance, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flow or ability to fund our operations.

On August 8, 2008, our broker announced publicly a settlement in principle with the Securities and Exchange Commission to purchase ARS from its customers, at full value, during a two-year time period beginning on June 30, 2010. If the proposed settlement becomes final, we would have the right to sell our ARS to our broker at par plus accrued interest during this timeframe.

The cost and estimated fair value of the available-for-sale securities at August 31, 2008, by maturity, are shown below. Expected maturities can differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. To provide more immediate relief, our broker is offering its investors access to liquidity through an ARS 100% Loan to Par Value program prior to the timeframe in which our broker will purchase the ARS. Interest will be charged at the same rate as the yields earned on the underlying ARS that serve as collateral for the loan. We have not borrowed any funds under this program as of August 31, 2008.

	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Available-for-sale
Due in one year or less	$-	$-	$-	$-
Due after one year and through five years	1,700	-	(64)	1,636
Due after five years and through ten years	-	-	-	-
Due after ten years	21,900	-	(892)	21,008
	$23,600	$-	$(956)	$22,644

Note 3: Fair Value Measurements

As described in Note 1, we adopted SFAS No. 157 on June 1, 2008. SFAS No. 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS No. 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS No. 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 - Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2 - Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 - Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at August 31, 2008 are as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money Market Funds	$45,312	$-	$-	$45,312
Auction Rate Securities	-	-	22,644	22,644
Total assets measured at fair value	$45,312	$-	$22,644	$67,956

We value the ARS from quotes received from our broker which are derived from their internally developed model. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. See Note 2 for further discussion of our investments in ARS.

The following table presents a reconciliation for all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended August 31, 2008:

Investments in Auction Rate Securities
Balance at June 1, 2008	$22,601
Unrealized gains recorded to other comprehensive income	43
Balance at August 31, 2008	$22,644

Note 4: Stock Options and Equity Incentive Plan

We have an Equity Incentive Plan that authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards covering a maximum of 1,000 shares of our common stock. The Equity Incentive Plan replaced our Stock Option Plans (those Stock Option Plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 399 options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our Stock Option Plans remain in effect according to their terms. Pursuant to the Plans, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table represents stock option activity for the three months ended August 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2008	512	$10.02
Granted	-	-
Exercised	(56)	9.27
Forfeited/Cancelled	(1)	17.69
Outstanding at August 31, 2008	455	$10.10	1.21	$1,757
Vested and expected to vest at August 31, 2008	452	$10.04	1.20	$1,757
Exercisable at August 31, 2008	430	$9.69	1.11	$1,753

There were no stock option grants during the three months ended August 31, 2008 and 2007. The total fair value of shares vested during the three months ended August 31, 2008 and 2007 was $0 and $625, respectively. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $174 and $401 during the three months ended August 31, 2008 and 2007, respectively. As of August 31, 2008 there was approximately $59 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Plans. The cost is expected to be recognized over a weighted-average period of 1.02 years. Shares of newly issued common stock will be issued upon exercise of stock options.

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

We recorded $50 and $124 of stock-based compensation for employee stock options and restricted stock, as part of selling, general and administrative expenses for the three months ended August 31, 2008 and 2007, respectively. This compensation cost caused net income to decrease by $32 and $94 for the three months ended August 31, 2008 and 2007, respectively, and did not have a material impact on basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for the three months ended August 31, 2008 and 2007 was $28 and $82, respectively. Cash received from stock option exercises was $520 and $866 for the three months ended August 31, 2008 and 2007, respectively.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Restricted Stock

Compensation expense resulting from restricted stock awards is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over a one-year vesting period. We recognized approximately $25 of related compensation expense in the three months ended August 31, 2008 related to restricted stock awards. There were no restricted stock award grants for the three months ended August 31, 2007. As of August 31, 2008, we have unrecognized share-based compensation cost of approximately $67 associated with these awards. This cost is expected to be recognized over a weighted-average period of approximately 0.75 years.

Restricted stock activity for the three months ended August 31, 2008 is set forth below:

	Shares	Weighted - Average Grant Date Fair Value
Nonvested at June 1, 2008	-	$-
Granted	7	14.12
Vested	(2)	(14.12)
Canceled	(1)	(14.12)
Nonvested at August 31, 2008	4	$14.12

Note 5: Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets.

Our goodwill and intangibles at August 31, 2008 are the result of the acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2008 are as follows:

	Balance as of June 1, 2008 (net of amortization)	Adjustments	Amortization	Balance as of August 31, 2008
Goodwill	$3,109	$-	$-	$3,109
Trade Name	411	-	-	411
Non-compete agreements	266	-	(25)	241
Customer relationships	392	-	(59)	333
	$4,178	$-	$(84)	$4,094

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment. Goodwill is not deductible for tax purposes.

We were aware of no conditions that indicated any impairment of goodwill or identifiable intangible assets as of August 31, 2008 or May 31, 2008. The annual impairment review date for goodwill and intangible assets is May 31.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(809)	241
Customer relationships	3-4 years	1,014	(681)	333
		$2,475	$(1,490)	$985

	May 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(784)	266
Customer relationships	3-4 years	1,014	(622)	392
		$2,475	$(1,406)	$1,069

Amortization expense was $84 and $146 for the three months ended August 31, 2008 and 2007, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2009	$251
2010	257
2011	66
2012	0
2013	0
$574

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $5,393 and $3,824 as of August 31, 2008 and May 31, 2008, respectively, and $4,295 and $8,844 as of August 31 2007 and May 31, 2007, respectively, which amounts were paid in following periods. We increased shareholders’ equity by $26, net of tax expense of $17, as of August 31, 2008 as a result of unrealized gains on investments. There were no comparable amounts for the prior year period.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	August 31, 2008	May 31, 2008
Gross minimum lease payments receivable	$1,572	$1,392
Less - unearned interest	(118)	(112)
Net investment in sales-type lease receivables	$1,454	$1,280

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 8: Segment Reporting and Related Disclosures

SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information (“SFAS 131”), establishes annual and interim reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. According to SFAS 131, operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following guidance in accordance with SFAS 131: An operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of T&M and DP equipment.

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

Our equipment pool, based on acquisition cost, comprised $296,251 of T&M equipment and $45,624 of DP equipment at August 31, 2008 and $289,061 of T&M equipment and $44,594 of DP equipment at May 31, 2008.

Revenues for these product groups were as follows for the three months ended August 31, 2008 and 2007.

	T&M	DP	Total
2008
Rentals and leases	$20,669	$6,565	$27,234
Sales of equipment and other revenues	6,826	926	7,752
	$27,495	$7,491	$34,986

2007
Rentals and leases	$21,331	$6,113	$27,444
Sales of equipment and other revenues	6,423	742	7,165
	$27,754	$6,855	$34,609

No single customer accounted for more than 10% of total revenues during either the first three months of fiscal 2009 or fiscal 2008.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended August 31,
	2008	2007
Revenues: (1)
U.S.	$29,833	$29,211
Other (2)	5,153	5,398
Total	$34,986	$34,609

	August 31, 2008	May 31, 2008
Net Long-Lived Assets: (3)
U.S.	$164,524	$165,984
Other (2)	27,720	25,003
Total	$192,244	$190,987

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three months ended August 31, 2008 and 2007:

	Three Months Ended August 31,
	2008	2007

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	25,873	25,839
Effect of dilutive securities-options (1)	130	198
	26,003	26,037

Net income	$4,371	$5,314
Earnings per share:
Basic	$0.17	$0.21
Diluted	$0.17	$0.20

(1) Excludes 38 and 41 options outstanding during the three months ended August 31, 2008 and 2007, respectively, for which the exercise price exceeded the average market price of our stock during that period.

Note 10: Income Taxes

At May 31, 2008, we had unrecognized tax benefits of $3,693. Unrecognized tax benefits increased by $29 in the three months ended August 31, 2008.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The unrecognized tax benefit at August 31, 2008, if recognized, would have no impact on the effective tax rate. However, the derecognition of $1,165 related to the associated interest and penalties at August 31, 2008 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had approximately $1,753 for the payment of interest and penalties as of August 31, 2008.

We are subject to taxation in the U.S., various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2006. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

There were no additional unrecognized tax benefits for the three months ended August 31, 2008. We anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

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

We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of August 31, 2008 and May 31, 2008 and the results of our operations for the three months ended August 31, 2008 and 2007, respectively, and cash flows for the three month periods ended August 31, 2008 and 2007. This discussion should be read in conjunction with the Management's Discussion and Analysis section included on pages 10-18 and the Risk Factors discussed in Item 1A, of our 2008 Annual Report on From 10-K to which the reader is directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first three months of fiscal 2009, 76% of our rental and lease revenues were derived from T&M equipment. This percentage has decreased slightly from the prior year period due to an increase in our DP revenues, while T&M revenues have remained relatively flat. While we have experienced increased rental activity for our T&M equipment, it has been offset by a decline in rental rates, reflecting competitive pressures.

For the first three months of fiscal 2009, rental revenues comprised 85% of our rental and lease revenue. That percentage has increased over the last two years due to an increase in T&M and DP rental activity in our U.S. and foreign operations, while lease revenues have declined.

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

During the early part of the decade, our business significantly contracted due to a slow-down in the U.S. economy. When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated. Due in part to these events, we experienced greater than normal gross margin on equipment sales of 47% for our 2007 fiscal year. As we anticipated, our gross margin on sales in fiscal 2008 declined to 35%, reflecting increases in lower margin sales under our arrangements to act as a distributor of new T&M equipment for certain manufacturers and a large buyout of used equipment at lower than normal margins. Based on our current equipment management strategy, we anticipate that future gross margin on sales will stay in this range as lower margin distribution sales continue to grow, although the gross margin percentage will fluctuate on a quarterly basis. Our gross margin on sales for the three months ended August 31, 2008 and 2007, respectively, was 35% and 40%.

The economy in the United States and, to a certain degree the other markets in which we operate, has been slowing, which has impacted our current profitability, and may impact our prospects for growth and profitability in future periods.

We generally measure our overall level of profitability with the following metrics:

•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

STRATEGIC GROWTH PLANS

We believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure. These strategies include:

INTERNAL GROWTH STRATEGIES: We intend to foster internal growth by building upon our vendor and customer relationships and expanding the types of services and equipment we provide. Thus, for example,

•	We created a new distribution channel by entering into distribution agreements with three leading manufacturers for a range of basic T&M equipment.
•	We have re-focused our DP marketing approach to emphasize short-term, event-oriented rentals in addition to our traditional markets.
•	We have been marketing a flexible leasing program that allows customers to build equity that can be applied against the future purchase of the test equipment.
•	We are developing vendor leasing programs that provide customers with flexible financing alternatives.

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

The financial results of our European operation improved during the first three months of fiscal 2009, compared to the same period in fiscal 2008, while our other foreign operations declined slightly.

Although our strategic initiatives have contributed to our revenue growth, our operating results declined for the three months ended August 31, 2008, compared to the three months ended August 31, 2007. Each of our strategic initiatives entails risks that could impact our continuing business results over the long term. In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general. Recent uncertainty in the U.S. and global economy as a result of more stringent credit requirements and access to capital may adversely affect our customers. While we experienced improved results from 2004 through 2008, our financial results for the first quarter of fiscal 2009 were impacted by competitive pressure on rental rates and lower utilization rates due in part to the economic slow-down in the U.S. and our major international markets. Furthermore, as our foreign operations continue to grow, fluctuations in currency exchange rates will result in additional gains and losses which are difficult to predict. As noted above, our rental and lease utilization rates, operating results and net income could continue to be adversely affected by recent economic trends. For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2008 Annual Report on Form 10-K.

PROFITABILITY AND KEY BUSINESS TRENDS

For the first three months of fiscal 2009 compared to the same period in fiscal 2008, our revenues rose by 1.1% to $35.0 million, our operating profit decreased by 23.8% to $6.0 million and our net income decreased by 17.7% to $4.4 million. Our revenue growth included growth in our DP business in our North American and European operation, and in our distribution channel. Our T&M rental and lease activity increased for the three months ended August 31, 2008 compared to the three months ended August 31, 2007. However, T&M revenues were relatively flat, due primarily to competitive pressure on rental rates. Our profitability measurements are presented in the table below for the three months ended August 31, 2008 and 2007:

	2008	2007
Net income per diluted common share (EPS)	$0.17	$0.20
Net income as a percentage of average assets (annualized)	5.9%	7.4%
Net income as a percentage of average tangible equity (annualized)	7.0%	8.8%

The decrease in our operating profit primarily reflects competitive pressures on rental rates and lower equipment utilization rates. In addition, our selling, general and administrative expenses have increased due to higher personnel and benefit costs to support our current operations and develop our strategic initiatives, and foreign currency losses of $476,000 for the three months ended August 31, 2008, compared to a foreign currency gain of $16,000 for the prior year period, as a result of a strengthening of the dollar against key currencies.

The amount of our equipment on rent, based on acquisition cost, increased to $164.2 million at August 31, 2008 from $143.8 million at August 31, 2007. Acquisition cost of equipment on lease decreased to $33.1 million at August 31, 2008 from $39.7 million at August 31, 2007. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 61.4% at August 31, 2008 compared to 65.0% at August 31, 2007. Over the same period, utilization of our DP equipment pool increased to 55.9% from 54.2%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Aug 31, 2008	May 31, 2008	Feb 29, 2008	Nov 30, 2007	Aug 31, 2007
Rentals and leases	$27,234	$27,648	$26,244	$27,425	$27,444
Sales of equipment and other revenues	7,752	11,253	9,419	7,938	7,165
Operating profit	5,986	7,673	6,929	8,237	7,856

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

We identified certain critical accounting policies which affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the year ended May 31, 2008. We have not made any material changes to these policies as previously disclosed.

Results of Operations

Comparison of Three Months Ended August 31, 2008 and August 31, 2007

Revenues

Total revenues for the three months ended August 31, 2008 rose $0.4 million, or 1.1%, to $35.0 million, compared to $34.6 million in the same period in the prior year. The increase in total revenues was due to an 8.2% increase in sales of equipment and other revenues offset by a decline in rental and lease revenues of 0.8%.

Rental and lease revenues in the first quarter of fiscal 2009 were $27.2 million, compared to $27.4 million in the prior year period. This reflects a decline in our T&M lease revenues, while our T&M rental revenues remained relatively flat, with an increase in T&M rental activity offset by a decline in rental rates due to competitive pressure. The decline was offset in part by higher demand for our DP equipment.

Sales of equipment and other revenues increased to $7.8 million for the three months ended August 31, 2008 compared to $7.2 million in the prior year period. In part, this increase reflects the results of our strategic initiative outlined above relating to distribution sales. Gross margin on sales decreased to $2.2 million in the first quarter of fiscal 2009 as compared to $2.4 million a year ago, while the gross margin percentage decreased to 34.8% for the first quarter of fiscal 2009 compared to 40.4% for the first quarter of fiscal 2008. As noted above, our gross margin percentage decreased due to an increase in our lower margin distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.6 million, or 42.5% of rental and lease revenues, in the first quarter of fiscal 2009, from $11.0 million, or 40.1% of rental and lease revenues, in the first quarter of fiscal 2008. The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to lower rental and utilization rates.

Costs of revenues other than depreciation increased 10.3% to $5.4 million in the first quarter of fiscal 2009 from $4.9 million in the prior year period. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 65.2% in the first quarter of fiscal 2009 from 59.6% in the first quarter of fiscal 2008, reflecting increased distribution sales which carry a lower margin. Our cost of revenues other than depreciation increased primarily due to an increase in our distribution sales. As noted above in the “overview section”, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses were $12.1 million in the first quarter of fiscal 2009, as compared to $10.9 million in the first quarter of fiscal 2008. Selling, general and administrative expenses as a percentage of total revenues increased to 34.4% in the first quarter of fiscal 2009 from 31.5% in the first quarter of fiscal 2008. Our selling, general and administrative expenses increased due to higher personnel and benefit costs to support our current operations and develop our strategic initiatives, and a foreign currency loss of $476 for the three months ended August 31, 2008, compared to a foreign currency gain of $16 for the three months ended August 31, 2007, as a result of a strengthening of the dollar against key currencies.

Interest Income, Net

Net interest income was $0.6 million for the first quarter of fiscal 2009 compared to $0.9 million in the prior year period. The decrease reflects decreases in prevailing money-market interest rates.

Income Tax Provision

Our effective tax rate was 33.5% in the first quarter of fiscal 2009, compared to 39.1% for the same period in fiscal 2008. The decrease is due primarily to changes in estimated tax exposures.

Liquidity and Capital Resources

During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $15.7 million of rental and lease equipment during the first three months of fiscal 2009. This amount was 24.0% lower than the $20.6 million in the same period for fiscal 2008.

In addition to increasing our rental equipment pool, we periodically repurchase shares of our common stock under an authorization from our board of directors. Shares we repurchase are retired and returned to the status of authorized but unissued stock. During the three months ended August 31, 2008, we purchased 208,756 shares of our common stock for $2.6 million, at an average price of $12.50 per share. As of August 31, 2008, 737,000 shares of our common stock remain authorized for repurchase.

In April 2007, our board of directors authorized a regular quarterly cash dividend of $0.10 per common share. We commenced payment of our quarterly cash dividend in July 2007. In January 2008, our board of directors approved an increase to $0.15 per common share. For the three months ended August 31, 2008 and 2007, we paid dividends of $3.9 million and $2.6 million, respectively.

We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

At August 31, 2008, we held $23.6 million, at cost, in auction rate securities (“ARS”), which we classify as investments available-for-sale. Our ARS are long-term debt instruments backed by student loans, substantially all of which are guaranteed by the United States government. All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations. Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par. However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders. The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes. We value the ARS from quotes received from our broker which are derived from their internally developed model. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. We consider declines in ARS fair market values due to lack of liquidity to be a temporary impairment that is recorded as an unrealized loss in the shareholders’ equity section of our balance sheet. However, we will not be able to liquidate our ARS until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process or the security matures. In any case, given the approximately $54.1 million we hold in cash and cash equivalents, primarily U.S. Treasury money market funds, and our lack of bank debt, we expect to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

On August 8, 2008, our broker announced publicly a settlement in principle with the Securities and Exchange Commission to purchase ARS from its customers, at full value, during a two-year time period beginning on June 30, 2010. If the proposed settlement becomes final, we would have the right to sell our ARS to our broker at par plus accrued interest during this timeframe. To provide more immediate relief, our broker is offering access to liquidity through an ARS 100% Loan to Par Value program prior to the timeframe in which our broker will purchase the ARS. Interest will be charged at the same rate as the yields earned on the underlying ARS that serve as collateral for the loan. We have not borrowed any funds under this program as of August 31, 2008.

During the first three months of fiscal 2009 and fiscal 2008, net cash provided by operating activities was $18.7 million and $14.9 million, respectively. The increase in operating cash flow was due primarily to a $2.7 million decrease in accounts receivable for the three months ended August 31, 2008 compared to an increase of $2.2 in the prior year period. This increase was offset by a $0.8 million increase in accrued expenses for the three months ended August 31, 2008 compared to an increase of $2.4 million for the three months ended August 31, 2007 and an overall decline in net income of $0.9 million for the three months ended August 31, 2008 compared to the three months ended August 31, 2007.

During the three months ended August 31, 2008 net cash used in investing activities was $9.3 million, compared to $15.3 million in the same period of fiscal 2008. The decline in net cash used in investing activities is due to a decrease in payments for the purchase of rental and lease equipment to $15.7 million for the three months ended August 31, 2008 compared to $20.6 million for the three months ended August 31, 2007.

Net cash used in financing activities increased to $6.0 million from $1.7 million for the three months ended August 31, 2008 and 2007, respectively, due to an increase in payments for the repurchase of common stock to $2.6 million for the current fiscal period compared to $0 for the prior year period, and an increase in dividends paid to $3.9 million for the three months ended August 31, 2008 compared to $2.6 million for the three months ended August 31, 2007.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2008.

We believe that based on our current cash, cash equivalents and investment balances of $54.1 million at August 31, 2008 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flow, or financial flexibility or our ability to fund our operations, including the dividend.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008. The exact timing of reversal or settlement of our FIN 48 liabilities of $5.5 million could not be reasonably estimated at the end of the current fiscal quarter.

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in “Part II. Item 1A. Risk Factors” and in "Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates," as well as in our Annual Report on Form 10-K for the year ended May 31, 2008 (including the "Risk Factors" discussed in Item 1A to that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal 2009, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

Item 4. Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of our business, we are involved in various claims and legal proceedings. We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows.

Item 1A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our 2008 Annual Report on Form 10-K. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. Please note, however, that those are not the only risk factors facing us. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment. During the first three months of fiscal 2009, there were no material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

DATED: October 8, 2008

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)