Form 10-Q
period 2008-11-30
ELECTRO RENT CORP
filed 2008-12-23
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2008 or

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

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of December 18, 2008 was 24,575,804.

ELECTRO RENT CORPORATION
FORM 10-Q
November 30, 2008

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000's omitted, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2008	2007	2008	2007

Revenues:
Rentals and leases	$26,155	$27,425	$53,389	$54,869
Sales of equipment and other revenues	9,278	7,938	17,030	15,103

Total revenues	35,433	35,363	70,419	69,972

Operating expenses:
Depreciation of rental and lease equipment	11,555	11,211	23,139	22,204
Costs of revenues other than deprecation of
rental and lease equipment	6,985	5,189	12,351	10,052
Selling, general and administrative expenses	12,054	10,726	24,104	21,623

Total operating expenses	30,594	27,126	59,594	53,879

Operating profit	4,839	8,237	10,825	16,093

Interest income, net	632	901	1,223	1,773

Income before income taxes	5,471	9,138	12,048	17,866

Income tax provision	1,977	3,402	4,183	6,816

Net income	$3,494	$5,736	$7,865	$11,050

Earnings per share:
Basic	$0.14	$0.22	$0.31	$0.43
Diluted	$0.14	$0.22	$0.31	$0.42

Shares used in per share calculation:
Basic	25,420	25,919	25,646	25,879
Diluted	25,511	26,089	25,756	26,061

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000's omitted, except share data)

	November 30,	May 31,
	2008	2008
ASSETS

Cash and cash equivalents	$42,474	$50,964
Investments, trading, at fair value (cost of $22,800)	19,769	-
Investments available-for-sale, at fair value (cost of $23,600)	-	22,601
Put option	3,031	-
Accounts receivable, net of allowance for doubtful accounts of $327 and $359	21,026	23,128
Rental and lease equipment, net of accumulated depreciation of $174,579 and $161,187	172,061	172,468
Other property, net of accumulated depreciation and amortization of $14,810 and $14,427	14,109	14,341
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,573 and $1,406	902	1,069
Other	6,132	5,402
	$282,613	$293,082

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$6,612	$4,562
Accrued expenses	12,714	12,565
Deferred revenue	4,790	4,943
Deferred tax liability	17,257	14,904
Total liabilities	41,373	36,974

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000;
issued and outstanding November 30, 2008 - 24,572,641;
May 31, 2008 - 25,945,283	32,790	33,938
Accumulated other comprehensive loss, net of tax	-	(619)
Retained earnings	208,450	222,789
Total shareholders' equity	241,240	256,108
	$282,613	$293,082

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000's omitted)

	Six Months Ended
	November 30
	2008	2007

Cash flows from operating activities:
Net income	$7,865	$11,050
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,725	23,032
Put option gain	(3,031)	-
Mark to market, trading	3,031	-
Remeasurement loss (gain)	483	(203)
Gain on sale of rental and lease equipment	(4,454)	(4,872)
Deferred tax liability	1,976	701
Stock compensation expense	90	152
Provision for losses on accounts receivable	184	176
Excess tax benefit for stock based compensation	(44)	(128)
Changes in operating assets and liabilities:
Accounts receivable	1,332	(2,946)
Other assets	(727)	(93)
Accounts payable	664	206
Accrued expenses	275	1,798
Deferred revenue	(115)	68
Net cash provided by operating activities	31,254	28,941

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	14,389	12,681
Payments for purchase of rental and lease equipment	(31,213)	(37,228)
Purchases of investments	-	(1,800)
Redemptions of investments	800	1,250
Payments for purchase of other property	(186)	(255)
Net cash used in investing activities	(16,210)	(25,352)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	652	1,064
Excess tax benefit for stock based compensation	44	128
Payment for repurchase of common stock	(16,376)	(19)
Payment of dividends	(7,762)	(5,175)
Net cash used in financing activities	(23,442)	(4,002)

Net decrease in cash and cash equivalents	(8,400)	(413)
Effect of exchange rate changes on cash	(90)	125
Cash and cash equivalents at beginning of period	50,964	57,172
Cash and cash equivalents at end of period	$42,474	$56,884

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

Revenue recognition:  In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, delivery and handling revenues are recorded as other revenues and the related expenses are recorded in selling, general and administrative expenses.  An amount of $507 and $922 for the three and six months ended November 30, 2007, respectively,  has been corrected to properly state sales of equipment and other revenues and selling, general and administrative expenses in accordance with this policy.  Management believes the correction to be immaterial to the consolidated statements of operations.

Foreign Currency

The assets and liabilities of our foreign subsidiaries are remeasured from their foreign currency to U.S. dollars at current or historic exchange rates, as appropriate. The U.S. dollar has been determined to be our functional currency.  Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate, for the month in which the transaction occurred.  Our foreign subsidiaries individually have assets, liabilities, revenues and expenses under 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

We may enter into forward contracts designated as hedges against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations.  These contracts are designed to minimize the effect of fluctuations in foreign currencies.  Such contracts do not qualify to be accounted for under hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) and are recorded at fair value as a current asset or liability and any changes in fair value are recorded in selling, general and administrative expenses in the consolidated statements of operations.

Adopted Accounting Pronouncements

Effective June 1, 2008, we adopted  SFAS No. 157, Fair Value Measurements (“SFAS 157”) as amended by Financial Accounting Standards Board (“FASB”) Staff Position SFAS 157-1, Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13 (“FSP SFAS 157-1”) and FASB Staff Position SFAS 157-2, Effective Date of FASB Statement No. 157 (“FSP SFAS 157-2”).  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and provides for expanded disclosure about fair value measurements.  SFAS 157 applies prospectively to all other accounting pronouncements that require or permit fair value measurements.  FSP SFAS 157-1 amends SFAS 157 to exclude from the scope of SFAS 157 certain leasing transactions accounted for under SFAS No. 13, Accounting for Leases.  FSP SFAS 157-2 amends SFAS 157 to defer the effective date of SFAS 157 for all non-financial assets and non-financial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  We will adopt FSP SFAS 157-2 with our first quarter of fiscal 2010.

The adoption of SFAS 157 did not have a material impact on our financial condition, results of operations, or cash flows.  While we continue to evaluate the impact that SFAS 157 will have on our non-financial assets and non-financial liabilities, we do not anticipate that the impact will be material to our financial condition, results of operations, or cash flows.  The assets and liabilities typically recorded at fair value on a non-recurring basis to which we have not yet applied SFAS 157 due to the deferral of SFAS 157 for such items include:

•	Non-financial assets and liabilities initially measured at fair value in an acquisition or business combination, and
•	Long-lived assets measured at fair value due to an impairment assessment under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Effective October 10, 2008 we adopted FASB Staff Position 157-3, Determining Fair Values of a Financial Asset When the Market for That Asset Is Not Active (“FSP FAS 157-3”).  FSP FAS 157-3 clarifies the application of SFAS 157 to financial instruments in an inactive market.  The adoption of FSP FAS 157-3 did not have a material impact on our financial condition, results of operations, or cash flows.

Effective June 1, 2008, we adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”).  SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective of the guidance is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The adoption of SFAS 159 did not have a material impact on our financial condition, results of operations, or cash flows since we did not elect to apply the fair value option for any of our eligible financial instruments or other items on the June 1, 2008 effective date.  See Note 2 for  discussion of the fair value election of our put option asset.

New Accounting Pronouncements

In June 2008, the FASB issued FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered).  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  Early adoption is prohibited.  We will adopt FSP EITF 03-6-1 beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on our financial condition, results of operations, or cash flows.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS No. 141(R), Business Combinations (“SFAS 141R”).  FSP SFAS 142-3 amends the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets.  FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist.  In addition to the required disclosures under SFAS 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets.  FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date.  Early adoption is prohibited.  We will adopt FSP SFAS 142-3 beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of FSP SFAS 142-3 will have a material impact on our financial condition, results of operations, or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will be required to adopt the provisions of SFAS 161 beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of SFAS No. 161 will have a material effect on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations, to provide greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires that the acquiring entity in a business combination recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired, and requires the acquirer to disclose the nature and financial effect of the business combination.  Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs are to be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  SFAS 141R is effective for fiscal years beginning on or after December 15, 2008.  We will be required to adopt the provisions of SFAS 141R beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of SFAS 141R will have a material effect on our financial condition, results of operations, or cash flows.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amends Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also changes the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  We will be required to adopt the provisions of SFAS 160 beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of SFAS 160 will have a material effect on our financial condition, results of operations, or cash flows.

Note 2: Cash and cash equivalents and investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  Cash equivalents consist primarily of AAA-rated money market funds in all periods presented.  Investments consist of Auction Rate Securities (“ARS”) that we carry at fair value and classify as trading securities at November 30, 2008.  Previously, our ARS were classified as investments available-for-sale.  Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

When made, our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At November 30, 2008, we held $22.8 million, at cost, in ARS.  During the six months ended November 30, 2008, we sold $800 of our ARS at par value.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations.  Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par.  However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders.  The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker which are derived from their internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

On November 6, 2008, we accepted an offer from UBS AG (“UBS”), providing us with rights related to our ARS   (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded $1.9 million as the fair value of the put option asset with a corresponding credit to interest income, net.  We subsequently recorded a $1.1 million increase in the fair value of the put option, for a total fair value of $3.0 million as of November 30, 2008, with a corresponding credit to interest income, net, in the condensed consolidated statements of operations for the six months ended November 30, 2008.  The put option does not meet the definition of a derivative instrument under SFAS 133.  Therefore, we have elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

Prior to accepting the UBS offer, we recorded our ARS as investments available-for-sale.  We recorded unrealized gains and losses on our available-for-sale debt securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets.  Such an unrealized loss did not reduce net income for the applicable accounting period.

In connection with our acceptance of the UBS offer in November 2008, resulting in our right to require UBS to purchase our ARS at par value beginning on June 30, 2010, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS 115.  The transfer to trading securities reflects management’s intent to exercise its put option during the period June 30, 2010 to July 3, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  At the time of transfer, the unrealized loss on our ARS was $1.9 million, an increase of $900 from May 31, 2008.  This unrealized loss was included in other comprehensive income.  Upon transfer to trading securities, we immediately recognized a loss of $1.9 million, included in interest income, net, for the amount of the unrealized loss not previously recognized in earnings.  Subsequently, we recognized an additional decline in fair value of  $1.1 million for a total unrealized loss of $3.0 million, included in interest income, net, in the condensed consolidated statements of operations for the six months ended November 30, 2008.

The following is a summary of available-for-sale securities as of May 31, 2008:

	May 31, 2008
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Auction rate securities	$23,600	$-	$(999)	$22,601
	$23,600	$-	$(999)	$22,601

We continue to monitor the market for ARS and consider its impact (if any) on the fair market value of our investments.  If the market conditions deteriorate further, we may be required to record additional unrealized losses in earnings, offset by corresponding increases in the put option.  We believe that, based on our current cash and cash equivalents balance, the current lack of liquidity in the credit and capital markets will not have a material impact on our liquidity, cash flows or ability to fund our operations.

Note 3:  Fair Value Measurements

As described in Note 1, we adopted SFAS 157 on June 1, 2008.  SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 – Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis at November 30, 2008 are as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$36,974	$-	$-	$36,974
Auction rate securities	-	-	19,769	19,769
Put option			3,031	3,031
Foreign currency forward contract		23		23
Total assets measured at fair value	$36,974	$23	$22,800	$59,797

We value the ARS from quotes received from our broker which are derived from their internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The put option is a free standing asset separate from the ARS, and represents our contractual right to require our broker, UBS, to purchase our ARS at par value during the period of June 30, 2010 through July 2, 2012.  In order to value the put option, we considered the intrinsic value, time value of money, and our assessment of the credit worthiness of UBS.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and six months ended November 30, 2008:

	Three Months Ended November 30, 2008
	Put Option	Auction Rate Securities
Fair value at August 31, 2008	$-	$22,644
Settlements (at par)	-	(800)
Issuance of put	1,891	-
Unrealized gains included in earnings	1,140	-
Unrealized losses included in earnings (1)	-	(2,075)
Fair value at November 30, 2008	$3,031	$19,769

	Six Months Ended November 30, 2008
	Put Option	Auction Rate Securities
Fair value at June 1, 2008	$-	$22,601
Settlements (at par)	-	(800)
Issuance of put	1,891	-
Unrealized gains included in earnings	1,140	-
Unrealized losses included in earnings (1)	-	(2,032)
Fair value at November 30, 2008	$3,031	$19,769

(1) Total unrealized losses for the three and six months ended November 30, 2008 were $3.0 million, including $946 and $1.0 million transferred from other comprehensive income for unrealized losses as of August 31, 2008 and May 31, 2008, respectively.  (See Note 2 for further discussion).

Note 4: Stock Options and Equity Incentive Plan

We have an Equity Incentive Plan that authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our Stock Option Plans (those Stock Option Plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 383 options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our Stock Option Plans remain in effect according to their terms.  Pursuant to the Plans, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant.  Options are exercisable at various dates over a five-year or ten-year period from the date of grant.  The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.

The following table represents stock option activity for the six months ended November 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2008	512	$10.02
Granted	-	-
Exercised	(70)	9.14
Forfeited/canceled	(3)	12.21
Outstanding at November 30, 2008	439	$10.14	0.97	$668
Vested and expected to vest at November 30, 2008	437	$10.09	0.96	$668
Exercisable at November 30, 2008	431	$9.99	0.93	$668

We did not grant any stock options during the three and six months ended November 30, 2008 and 2007.  The total fair value of options vested was $99 during the three and six months ended November 30, 2008, compared to $139 and $765 during the three and six months ended November 30, 2007, respectively.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $59 and $233 during the three and six months ended November 30, 2008, respectively, and $138 and $539 during the three and six months ended November 30, 2007, respectively.  As of November 30, 2008 there was approximately $41 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Plans.  The cost is expected to be recognized over a weighted-average period of 0.9 years.  Shares of newly issued common stock will be issued upon exercise of stock options.

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

We recorded $40 and $90 of stock-based compensation for employee stock options and restricted stock, as part of selling, general and administrative expenses for the three and six months ended November 30, 2008, respectively, compared to $28 and $152 for the three and six months ended November 30, 2007, respectively.  This compensation cost caused net income to decrease by $25 and $57 for the three and six months ended November 30, 2008, respectively, compared to $18 and $112 for the three and six months ended November 30, 2007, respectively, and did not have a material impact on basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of stock at the date of exercise over the exercise price of the options.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises for the six months ended November 30, 2008 and 2007 was $44 and $128, respectively.  Cash received from stock option exercises was $652 and $1.1 million for the six months ended November 30, 2008 and 2007, respectively.

Restricted Stock

Compensation expense resulting from restricted stock awards is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over a one-year vesting period.  We recognized approximately $22 and $48 of related compensation expense in the three and six months ended November 30, 2008, respectively, related to restricted stock awards.  There were no restricted stock award grants for the three and six months ended November 30, 2007.  As of November 30, 2008, we have unrecognized share-based compensation cost of approximately $45 associated with these awards.  This cost is expected to be recognized over the next six months.

Restricted stock activity for the six months ended November 30, is set forth below:

	Shares	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2008	-	$-
Granted	7	14.12
Vested	(3)	(14.12)
Canceled	(1)	(14.12)
Nonvested at November 30, 2008	3	$14.12

Note 5: Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired.  Identifiable intangible assets comprise purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets.

Our goodwill and intangibles at November 30, 2008 are the result of the acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2008 are as follows:

	Balance as of June 1, 2008 (net of amortization)	Adjustments	Amortization	Balance as of November 30, 2008
Goodwill	$3,109	$-	$-	$3,109
Trade Name	411	-	-	411
Non-compete agreements	266	-	(50)	216
Customer relationships	392	-	(117)	275
	$4,178	$-	$(167)	$4,011

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment.  Goodwill is not deductible for tax purposes.

We were aware of no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30, 2008 or May 31, 2008.  The annual impairment review date for goodwill and intangible assets is May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	November 30, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(834)	216
Customer relationships	3-4 years	1,014	(739)	275
		$2,475	$(1,573)	$902

	May 31, 2008
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(784)	266
Customer relationships	3-4 years	1,014	(622)	392
		$2,475	$(1,406)	$1,069

Amortization expense was $83 and $167 for the three and six months ended November 30, 2008, respectively, compared to $147 and $293 for the three and six months ended November 30, 2007, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2009	$168
2010	257
2011	66
2012	0
2013	0
$491

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $5,477 and $3,824 as of November 30, 2008 and May 31, 2008, respectively, and $4,551 and $8,844 as of November 30, 2007 and May 31, 2007, respectively, which amounts were paid in following periods.  During the six months ended November 30, 2008 we transferred $20.9 million at fair value from investments available-for-sale to investments, trading.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	November 30, 2008	May 31, 2008
Gross minimum lease payments receivable	$2,609	$1,392
Less – unearned interest	(174)	(112)
Net investment in sales-type lease receivables	$2,434	$1,280

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

Our equipment pool, based on acquisition cost, comprised $301,169 of T&M equipment and $45,472 of DP equipment at November 30, 2008 and $289,061 of T&M equipment and $44,594 of DP equipment at May 31, 2008.

Revenues for these product groups were as follows for the three months ended November 30, 2008 and 2007:

	T&M	DP	Total
2008
Rentals and leases	$20,441	$5,714	$26,155
Sales of equipment and other revenues	8,430	848	9,278
	$28,871	$6,562	$35,433

2007
Rentals and leases	$21,435	$5,990	$27,425
Sales of equipment and other revenues	7,145	793	7,938
	$28,580	$6,783	$35,363

Revenues for these product groups were as follows for the six months ended November 30, 2008 and 2007:

	T&M	DP	Total
2008
Rentals and leases	$41,110	$12,279	$53,389
Sales of equipment and other revenues	15,256	1,774	17,030
	$56,366	$14,053	$70,419

2007
Rentals and leases	$42,766	$12,103	$54,869
Sales of equipment and other revenues	13,568	1,535	15,103
	$56,334	$13,638	$69,972

No single customer accounted for more than 10% of total revenues during the three and six months ended November 30, 2008 and 2007.

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007
Revenues: (1)
U.S.	$30,466	$28,750	$60,299	$57,961
Other (2)	4,967	6,613	10,120	12,011
Total	$35,433	$35,363	$70,419	$69,972

	November 30, 2008	May 31, 2008
Net Long-Lived Assets: (3)
U.S.	$159,198	$165,984
Other (2)	30,983	25,003
Total	$190,181	$190,987

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the three and six months ended November 30, 2008 and 2007:

	Three Months Ended November 30,		Six Months Ended November 30,
	2008	2007	2008	2007

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	25,420	25,919	25,646	25,879
Effect of dilutive securities-options (1)	91	170	110	182
	25,511	26,089	25,756	26,061

Net income	$3,494	$5,736	$7,865	$11,050
Earnings per share:
Basic	$0.14	$0.22	$0.31	$0.43
Diluted	$0.14	$0.22	$0.31	$0.42

(1)  Excludes 38 and 37 options outstanding during the three and six months ended November 30, 2008, respectively, and 41 during the three and six months ended November 30 2007, respectively, for which the exercise price exceeded the average market price of our stock during that period.

Note 10: Income Taxes

At May 31, 2008, we had unrecognized tax benefits of $3,693.  Unrecognized tax benefits decreased by $342 in the six months ended November 30, 2008.  The decrease in the unrecognized tax benefits is the result of a decline in the Canadian dollar for the six months ended November 30, 2008.

The unrecognized tax benefit at November 30, 2008, if recognized, would have no impact on the effective tax rate.  However, the derecognition of $1,018 related to the associated interest and penalties at November 30, 2008 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision.  We had approximately $1,506 for the payment of interest and penalties as of November 30, 2008.

We are subject to taxation in the U.S., various states and foreign jurisdictions.  We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2006.  Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

There were no additional unrecognized tax benefits for the six months ended November 30, 2008.  We anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of November 30, 2008 and May 31, 2008 and the results of our operations for the three and six months ended November 30, 2008 and  2007, respectively, and cash flows for the six month periods ended November 30, 2008 and  2007.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included on pages 10-18 and the Risk Factors discussed in Item 1A, of our 2008 Annual Report on From 10-K to which the reader is directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first six months of fiscal 2009, 77% of our rental and lease revenues were derived from T&M equipment.  This percentage has decreased slightly from the prior year period due to an increase in our DP revenues, while T&M revenues have declined, primarily due to a decline in lease revenues.  While we have experienced increased rental activity for our T&M equipment, it has been offset by a decline in rental rates, reflecting competitive pressures.

For the first six months of fiscal 2009, rental revenues comprised 86% of our rental and lease revenue.  That percentage has increased over the last two years due to an increase in T&M and DP rental activity in our U.S. and European operation, while lease revenues have declined.

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

During the early part of this decade, our business significantly contracted due to a slow-down in the U.S. economy.  When the U.S. and global economy began to rebound in fiscal 2004, we saw increased demand for our equipment, and were able to sell equipment that was older and more fully depreciated.  Due in part to these events, we experienced greater than normal gross margin on equipment sales of 47% for our 2007 fiscal year.  As we anticipated, our gross margin on sales in fiscal 2008 declined to 35%, reflecting increases in lower margin sales under our arrangements to act as a distributor of new T&M equipment for certain manufacturers and a large buyout of used equipment at lower than normal margins.  Based on our current equipment management strategy, we anticipate that future gross margin on sales will trend downward as lower margin finance leases and distribution sales continue to grow, although the gross margin percentage will fluctuate on a quarterly basis.  Our gross margin on sales for the three and six months ended November 30, 2008 was 28% and 31%, respectively, compared to 37% and 38% for the three and six months ended November 30, 2007, respectively.

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

The financial results of our European operation improved during the first six months of fiscal 2009, compared to the same period in fiscal 2008, while our other foreign operations declined.

Although our strategic initiatives have contributed to our revenue growth, our operating results declined for the six months ended November 30, 2008, compared to the six months ended November 30, 2007.  Each of our strategic initiatives entails risks that could impact our continuing business results over the long term.  In addition to the risks associated with our core operations, there are special risks associated with international operations and with acquisitions, as well as with growth in general.  Recent uncertainty in the U.S. and global economy as a result of more stringent credit requirements and access to capital may adversely affect our customers.  While our results improved from 2004 through 2007, and were flat in fiscal 2008, our financial results for the first six months of fiscal 2009 were impacted by competitive pressure on rental rates and lower utilization rates due in part to the economic slow-down in the U.S. and our major international markets.  Furthermore, as our foreign operations continue to grow, fluctuations in currency exchange rates will result in additional gains and losses which are difficult to predict.  As noted above, our rental and lease utilization rates, operating results and net income could continue to be adversely affected by recent economic trends.  For a more detailed summary of some of the risks associated with these and other factors, please see the Risk Factors discussed in Item 1A of our 2008 Annual Report on Form 10-K.

PROFITABILITY AND KEY BUSINESS TRENDS

For the first six months of fiscal 2009, compared to the same period in fiscal 2008, our revenues rose by 0.6 % to $70.4 million, our operating profit decreased by 32.9% to $10.8 million and our net income decreased by 28.1% to $7.9 million.  Our revenue growth included growth in our DP business, European operation and distribution channel.  Our T&M rental activity increased for the six months ended November 30, 2008 compared to the six months ended November 30, 2007.  However, T&M revenues slightly declined, due primarily to competitive pressure on rental rates and a decline in lease revenues.  Our profitability measurements are presented in the table below for the six months ended November 30, 2008 and 2007:

	2008	2007
Net income per diluted common share (EPS)	$0.31	$0.42
Net income as a percentage of average assets (annualized)	5.5%	7.7%
Net income as a percentage of average tangible equity (annualized)	6.5%	9.1%

The decrease in our operating profit primarily reflects competitive pressures on rental rates and lower equipment utilization rates.  In addition, our selling, general and administrative expenses have increased due to higher personnel and benefit costs to support our current operations and develop our strategic initiatives, and foreign currency losses of $837 for the six months ended November 30, 2008, compared to a foreign currency gain of $203 for the prior year period, as a result of a strengthening of the U.S. dollar against key currencies.

The amount of our equipment on rent, based on acquisition cost, increased 4.4% to $155.4 million at November 30, 2008 from $148.8 million at November 30, 2007.  Acquisition cost of equipment on lease decreased 18.4% to $31.6 million at November 30, 2008 from $38.7 million at November 30, 2007.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 57.9% at November 30, 2008 compared to 63.7% at November 30, 2007.  Over the same period, utilization of our DP equipment pool decreased to     46.3% from 57.2%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Nov 30, 2008	Aug 31, 2008	May 31, 2008	Feb 29, 2008	Nov 30, 2007
Rentals and leases	$26,155	$27,234	$27,648	$26,244	$27,425
Sales of equipment and other revenues	9,278	7,752	11,253	9,419	7,938
Operating profit	4,839	5,986	7,673	6,929	8,237

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

Results of Operations

Comparison of Three Months Ended November 30, 2008 and November 30, 2007

Revenues

Total revenues for the three months ended November 30, 2008 and 2007 were flat at $35.4 million.  Sales of equipment and other revenue increased 16.9%, offset by a decline in rental and lease revenues of 4.6%.

Rental and lease revenues in the second quarter of fiscal 2009 were $26.2 million, compared to $27.4 million in the prior year period.  This reflects a decline in our T&M lease revenues, while our T&M rental revenues remained flat, with an increase in T&M rental activity offset by a decline in rental rates due to competitive pressure.  In addition, demand for our DP equipment declined for the three months ended November 30, 2008 compared to the prior year period.

Sales of equipment and other revenues increased to $9.3 million for the three months ended November 30, 2008 compared to $7.9 million in the prior year period.  In part, this increase reflects the results of our strategic initiatives outlined above relating to distribution sales and increased finance lease activity.  Gross margin on sales decreased to $2.2 million in the second quarter of fiscal 2009 as compared to $2.5 million a year ago, while the gross margin percentage decreased to 27.8% for the second quarter of fiscal 2009 compared to 36.7% for the second quarter of fiscal 2008.  As noted above, our gross margin percentage decreased primarily due to an increase in our lower margin finance leases and distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.6 million, or 44.2% of rental and lease revenues, in the second quarter of fiscal 2009, from $11.2 million, or 40.9% of rental and lease revenues, in the second quarter of fiscal 2008.  The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to lower rental and utilization rates.

Costs of revenues other than depreciation increased 34.6% to $7.0 million in the second quarter of fiscal 2009 from $5.2 million in the prior year period.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 72.2% in the second quarter of fiscal 2009 from 63.3% in the second quarter of fiscal 2008, reflecting increased finance leases and distribution sales which carry a lower margin.  Our cost of revenues other than depreciation increased primarily due to an increase in our finance leases and distribution sales.  As noted above in the “overview section”, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses were $12.1 million in the second quarter of fiscal 2009, as compared to $10.7 million in the second quarter of fiscal 2008.  Selling, general and administrative expenses as a percentage of total revenues increased to 34.0% in the second quarter of fiscal 2009 from 30.3% in the second quarter of fiscal 2008.  Our selling, general and administrative expenses increased due to higher personnel and benefit costs to support our current operations and develop our strategic initiatives, and a foreign currency loss of $361 for the three months ended November 30, 2008, compared to a foreign currency gain of $187 for the three months ended November 30, 2007, as a result of a strengthening of the U.S. dollar against key currencies.

Interest Income, Net

Net interest income was $0.6 million for the second quarter of fiscal 2009 compared to $0.9 million in the prior year period.  The decrease reflects decreases in prevailing money-market interest rates and a lower cash balance.  Interest income, net, includes $3.0 million of unrealized gain on our put option.  In addition, interest income, net, includes $3.0 million of unrealized losses on our investments, trading.

Income Tax Provision

Our effective tax rate was 36.1% in the second quarter of fiscal 2009, compared to 37.2% for the same period in fiscal 2008.  The decrease is due primarily to changes in estimated tax exposures.

Comparison of Six Months Ended November 30, 2008 and November 30, 2007

Revenues

Total revenues for the six months ended November 30, 2008 rose $0.4 million, or 0.6%, to $70.4 million, compared to $70.0 million in the same period in the prior year.  The increase in total revenues was due to a 12.8% increase in sales of equipment and other revenues, offset by a decline in rental and lease revenues of 2.7%.

Rental and lease revenues in the first six months of fiscal 2009 were $53.4 million, compared to $54.9 million in the prior year period.  This reflects a decline in our T&M lease revenues, while our T&M rental revenues remained flat, with an increase in T&M rental activity offset by a decline in rental rates due to competitive pressure.  The decline was offset in part by higher demand for our DP equipment.

Sales of equipment and other revenues increased to $17.0 million for the six months ended November 30, 2008 compared to $15.1 million in the prior year period.  In part, this increase reflects the results of our strategic initiatives outlined above relating to distribution sales and increased finance lease activity.  Gross margin on sales decreased to $4.5 million in the first six months of fiscal 2009 as compared to $4.9 million a year ago, while the gross margin percentage decreased to 31.0% for the first six months of fiscal 2009 compared to 38.4% for the first six months of fiscal 2008.  As noted above, our gross margin percentage decreased primarily due to an increase in our lower margin finance leases and distribution sales.

Operating Expenses

Depreciation of rental and lease equipment increased to $23.1 million, or 43.3% of rental and lease revenues, in the first six months of fiscal 2009, from $22.2 million, or 40.5% of rental and lease revenues, in the first six months of fiscal 2008.  The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to lower rental and utilization rates.

Costs of revenues other than depreciation increased 22.9% to $12.4 million in the first six months of fiscal 2009 from $10.1 million in the prior year period.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 69.0% of equipment sales in the first six months of fiscal 2009 from 61.6% in the first six months of fiscal 2008, reflecting increased finance leases and distribution sales which carry a lower margin.  Our cost of revenues other than depreciation increased primarily due to an increase in our finance leases and distribution sales.  As noted above in the “overview section”, we expect that this number will fluctuate quarter-to-quarter, depending primarily on customer requirements and funding and growth in our distribution channel.

Selling, general and administrative expenses were $24.1 million in the first six months of fiscal 2009, as compared to $21.6 million in the first six months of fiscal 2008.  Selling, general and administrative expenses as a percentage of total revenues increased to 34.2% in the first six months of fiscal 2009 from 30.9% in the first six months of fiscal 2008.  Our selling, general and administrative expenses increased due to higher personnel and benefit costs to support our current operations and develop our strategic initiatives, and a foreign currency loss of $837 for the six months ended November 30, 2008, compared to a foreign currency gain of $203 for the six months ended November 30, 2007, as a result of a strengthening of the U.S. dollar against key currencies.

Interest Income, Net

Net interest income was $1.2 million for the first six months of fiscal 2009 compared to $1.8 million in the prior year period.  The decrease reflects decreases in prevailing money-market interest rates and a lower cash balance.  Interest income, net, includes $3.0 million of unrealized gain on our put option.  In addition, interest income, net, includes $3.0 million of unrealized losses on our investments, trading.

Income Tax Provision

Our effective tax rate was 34.7% in the first six months of fiscal 2009, compared to 38.2% for the same period in fiscal 2008.  The decrease is due primarily to changes in estimated tax exposures.

Liquidity and Capital Resources

Our primary capital requirements are purchases of rental and lease equipment.  We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and new customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $31.2 million of rental and lease equipment during the first six months of fiscal 2009.  This amount was 16% lower than the $37.2 million in the same period for fiscal 2008.

In addition to increasing our rental equipment pool, we periodically repurchase shares of our common stock under an authorization from our board of directors.  Shares we repurchase are retired and returned to the status of authorized but unissued stock.  During the six months ended November 30, 2008, we purchased 1,445,660 shares of our common stock for $16.4 million, at an average price of $11.33 per share.  We may make purchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

In April 2007, our board of directors authorized a regular quarterly cash dividend of $0.10 per common share, or $0.40 per annum.  We commenced payment of our quarterly cash dividend in July 2007.  In January 2008, our board of directors approved an increase to $0.15 per common share, or $0.60 per annum.  For the six months ended November 30, 2008 and 2007, we paid dividends of $7.8 million and $5.2 million, respectively.

We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

At November 30, 2008, we held $22.8 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.  The fair value of our ARS at November 30, 2008 was $19.8 million.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations.  Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par.  However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders.  The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker which are derived from their internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

On November 6, 2008, we accepted an offer from UBS AG (“UBS”), providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further rights or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the term of the ARS if the auction process fails.  In addition, if we request, prior to June 30, 2010, UBS Bank USA or an affiliate will establish a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral.

In any case, given the approximately $42.5 million we hold in cash and cash equivalents, primarily U.S. Treasury money market funds, and our lack of bank debt, we expect to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

During the first six months of fiscal 2009 and fiscal 2008, net cash provided by operating activities was $31.3      million and $28.9 million, respectively.  The increase in operating cash flow was due primarily to a $1.3 million decrease in accounts receivable for the six months ended November 30, 2008 compared to an increase of $2.9 in the prior year period, and a remeasurement loss of $483 for the six months ended November 30, 2008, compared to a gain of $203 in the prior year period.  This increase was offset by a decline in net income of $3.1 million for the six months ended November 30, 2008 compared to the six months ended November 30, 2007.

During the six months ended November 30, 2008 net cash used in investing activities was $16.2 million, compared to $25.4 million in the same period of fiscal 2008.  The decline in net cash used in investing activities is due to a decrease in payments for the purchase of rental and lease equipment to $31.2 million for the six months ended November 30, 2008 compared to $37.2 million for the six months ended November 30, 2007.  In addition, proceeds from sale of rental and lease equipment increased to $14.4 million for the six months ended November 30, 2008 from $12.7 million in the prior year period.

Net cash used in financing activities increased to $23.4 million from $4.0 million for the six months ended November 30, 2008 and 2007, respectively, due to an increase in payments for the repurchase of common stock to $16.4     million for the current fiscal period compared to $19 for the prior year period, and an increase in dividends paid to $7.8 million for the six months ended November 30, 2008 compared to $5.2 million for the six months ended November 30, 2007.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  We had no bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2008.

We believe that based on our current cash and cash equivalents balance of $42.5 million at November 30, 2008 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flows, or financial flexibility or our ability to fund our operations, including the dividend.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  The exact timing of reversal or settlement of our FIN 48 liabilities of $4.9 million could not be reasonably estimated at the end of the current fiscal quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2009, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our fiscal 2008 Annual Report on Form 10-K.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first six months of fiscal 2009, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  However, economic and credit conditions in recent months have significantly deteriorated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

a) On October 16, 2008, we held our 2008 Annual Meeting of Shareholders. We solicited proxies in connection with the meeting pursuant to Regulation 14A.  24,431,495 shares were present in person or by proxy out of a total of 26,008,563 shares issued and outstanding and eligible to vote on the record date.

(b) At the meeting the following directors were elected by the number of affirmative votes set opposite their respective names:

Name	Number of Shares For	Number of Shares Withheld
Gerald D. Barrone	24,184,190	247,305
Nancy Y. Bekavac	24,184,190	247,305
Karen J. Curtin	24,364,417	67,078
Daniel Greenberg	24,184,207	247,288
Joseph J. Kearns	24,184,190	247,305
James S. Pignatelli	24,235,426	196,069

(c) Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant's independent public accountants for the current year.  24,418,081 shares were voted for, 5,579 shares were voted against, and 7,895 shares abstained from voting.

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

DATED:  December 23, 2008

/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)