Form 10-Q
period 2009-02-28
ELECTRO RENT CORP
filed 2009-04-03
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2009 or

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

  Yes ☐    No ☒

The number of shares outstanding of the registrant's common stock as of March 20, 2009 was 24,273,768.

ELECTRO RENT CORPORATION
FORM 10-Q
February 28, 2009

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (000's omitted, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Revenues:
Rentals and leases	$22,491	$26,244	$75,880	$81,113
Sales of equipment and other revenues	7,568	9,419	24,598	24,522

Total revenues	30,059	35,663	100,478	105,635

Operating expenses:
Depreciation of rental and lease equipment	11,555	11,265	34,694	33,469
Costs of revenues other than deprecation of rental and lease equipment	5,157	6,694	17,508	16,746
Selling, general and administrative expenses	10,300	10,775	34,404	32,398

Total operating expenses	27,012	28,734	86,606	82,613

Operating profit	3,047	6,929	13,872	23,022

Interest income, net	145	854	1,368	2,627

Income before income taxes	3,192	7,783	15,240	25,649

Income tax provision	1,309	2,939	5,492	9,755

Net income	$1,883	$4,844	$9,748	$15,894

Earnings per share:
Basic	$0.08	$0.19	$0.39	$0.61
Diluted	$0.08	$0.19	$0.39	$0.61

Shares used in per share calculation:
Basic	24,323	25,934	25,189	25,897
Diluted	24,389	26,092	25,292	26,070

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (000's omitted, except share data)

	February 28,	May 31,
	2009	2008
ASSETS

Cash and cash equivalents	$47,391	$50,964
Investments, trading, at fair value (cost of $21,600)	20,525	-
Investments available-for-sale, at fair value (cost of $23,600)	-	22,601
Put option	1,075	-
Accounts receivable, net of allowance for doubtful accounts of $327 and $359	17,031	23,128
Rental and lease equipment, net of accumulated depreciation of $180,232 and $161,187	165,100	172,468
Other property, net of accumulated depreciation and amortization of $14,999 and $14,427	13,925	14,341
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,657 and $1,406	818	1,069
Other	6,365	5,402
	$275,339	$293,082

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$4,538	$4,562
Accrued expenses	15,807	12,565
Deferred revenue	4,229	4,943
Deferred tax liability	18,307	14,904
Total liabilities	42,881	36,974

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 28, 2009 - 24,243,587; May 31, 2008 - 25,945,283	32,898	33,938
Accumulated other comprehensive loss, net of tax	-	(619)
Retained earnings	199,560	222,789
Total shareholders' equity	232,458	256,108
	$275,339	$293,082

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (000's omitted)

	Nine Months Ended
	February 28,	February 29,
	2009	2008

Cash flows from operating activities:
Net income	$9,748	$15,894
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35,573	34,680
Put option gain	(1,075)	-
Unrealized holding losses for trading securities	1,075	-
Remeasurement loss (gain)	471	(407)
Gain on sale of rental and lease equipment	(6,554)	(7,682)
Deferred tax liability	3,417	701
Stock compensation expense	124	176
Provision for losses on accounts receivable	280	283
Excess tax benefit for stock based compensation	(37)	(149)
Changes in operating assets and liabilities:
Accounts receivable	5,251	(3,298)
Other assets	(961)	700
Accounts payable	457	64
Accrued expenses	(316)	1,297
Deferred revenue	(637)	(85)
Net cash provided by operating activities	46,816	42,174

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	20,947	21,027
Payments for purchase of rental and lease equipment	(42,123)	(55,527)
Purchases of investments	-	(3,500)
Redemptions of investments	2,000	3,450
Payments for purchase of other property	(211)	(297)
Net cash used in investing activities	(19,387)	(34,847)

Cash flows from financing activities:
Proceeds from the exercise of common stock options	1,271	1,240
Excess tax benefit for stock based compensation	37	149
Payment for repurchase of common stock	(20,395)	(19)
Payment of dividends	(11,417)	(7,770)
Net cash used in financing activities	(30,504)	(6,400)

Net (decrease) increase in cash and cash equivalents	(3,075)	927
Effect of exchange rate changes on cash	(498)	208
Cash and cash equivalents at beginning of period	50,964	57,172
Cash and cash equivalents at end of period	$47,391	$58,307

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC").  The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively "we", "us", or "our") as consolidated with the elimination of all intercompany transactions.

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

Revenue recognition

In accordance with EITF 00-10, Accounting for Shipping and Handling Fees and Costs, delivery and handling revenues are recorded as other revenues and the related expenses are recorded in selling, general and administrative expenses.  An amount of $446 and $1,368 for the three and nine months ended February 29, 2008, respectively, has been corrected to properly state sales of equipment and other revenues and selling, general and administrative expenses in accordance with this policy.  Management believes the correction to be immaterial to the consolidated statements of operations.

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

We may enter into forward contracts designated as hedges against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations.  These contracts are designed to minimize the effect of fluctuations in foreign currencies.  Such contracts do not qualify to be accounted for under hedge accounting in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in selling, general and administrative expenses in the consolidated statements of operations.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”).  SFAS 161 requires entities to provide enhanced disclosures about (a) how and why an entity uses derivative instruments and that the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation, (b) how derivative instruments and related hedged items are accounted for under SFAS 133, Accounting for Derivative Instruments and Hedging Activities and its related interpretations, including a tabular format disclosure of the fair values of derivative instruments and their gains and losses and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  SFAS 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption.  We will be required to adopt the provisions of SFAS 161 beginning with our first quarter of fiscal 2010.  We do not anticipate that the adoption of SFAS 161 will have a material effect on our financial condition, results of operations, or cash flows.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 2: Cash and cash equivalents and investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  Cash equivalents consist primarily of AAA-rated money market funds in all periods presented.  Investments consist of Auction Rate Securities (“ARS”) that we carry at fair value and classify as trading securities at February 28, 2009.  Previously, our ARS were classified as investments available-for-sale.  Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

When made, our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At February 28, 2009, we held $21,600, at cost, of ARS.  During the nine months ended February 28, 2009, we sold $2,000 of our ARS at par value.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations.  Historically, our ARS were highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par.  However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders.  The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

On November 6, 2008, we accepted an offer from UBS providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights.  However, if the Rights are not exercised before July 2, 2012 they will expire and UBS will have no further right or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails.

UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

The Rights represent a firm agreement in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  Upon acceptance of the offer from UBS, we recorded $1,891 as the fair value of the put option, included in interest income, net.  We subsequently recorded an $816 decrease in the fair value of the put option, for a total fair value of $1,075, included in interest income, net, in the condensed consolidated statements of operations for the nine months ended February 28, 2009.  The put option does not meet the definition of a derivative instrument under SFAS 133.  Therefore, we have elected to measure the put option at fair value under SFAS 159, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  As a result, unrealized gains and losses will be included in earnings in future periods.   We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

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

In connection with our acceptance of the UBS offer in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The transfer to trading securities reflects management’s intent to exercise its put option during the period from June 30, 2010 to July 3, 2012.  Prior to our agreement with UBS, our intent was to hold the ARS until the market recovered.  At the time of transfer, the unrealized loss on our ARS was $1,891, an increase in loss of $892 from May 31, 2008.  This unrealized loss was included in other comprehensive income.  Upon transfer to trading securities, we immediately recognized a loss of $1,891, included in interest income, net, for the amount of the unrealized loss not previously recognized in earnings.  Subsequently, we recognized an increase in fair value of $816 for a total unrealized loss of $1,075, included in interest income, net, in the condensed consolidated statements of operations for the nine months ended February 28, 2009.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis at February 28, 2009 are as follows:

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$41,476	$-	$-	$41,476
Auction rate securities	-	-	20,525	20,525
Put option			1,075	1,075
Foreign currency forward contract		(4)		(4)
Total assets measured at fair value	$41,476	$(4)	$21,600	$63,072

We value the ARS from quotes received from UBS which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The put option is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value during the period from June 30, 2010 through July 2, 2012.  In order to value the put option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three and nine months ended February 28, 2009:

	Three Months Ended February 28, 2009
	Put Option	Auction Rate Securities
Fair value at November 30, 2008	$3,031	$19,769
Settlements (at par)	-	(1,200)
Unrealized gains (losses) included in earnings	(1,956)	1,956
Fair value at February 28, 2009	$1,075	$20,525

	Nine Months Ended February 28, 2009
	Put Option	Auction Rate Securities
Fair value at June 1, 2008	$-	$22,601
Settlements (at par)	-	(2,000)
Issuance of put	1,891	-
Unrealized losses included in earnings (1)	(816)	(76)
Fair value at February 28, 2009	$1,075	$20,525

(1) Total unrealized losses for Auction Rate Securities for the nine months ended February 28, 2009 were $1,075, including $999 transferred from other comprehensive income for unrealized losses as of May 31, 2008.  (See Note 2 for further discussion).

Note 4: Stock Options and Equity Incentive Plan

We have an Equity Incentive Plan that authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards and performance unit per share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our previous stock option plans (those stock option plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 318 options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our stock option plans remain in effect according to their terms.  Pursuant to the Plans, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the date of grant.  Options are exercisable at various dates over a five-year or ten-year period from the date of grant.  The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table represents stock option activity for the nine months ended February 28, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2008	512	$10.02
Granted	-	-
Exercised	(134)	9.23
Forfeited/canceled	(3)	12.21
Outstanding at February 28, 2009	375	$10.28	0.80	$35
Vested and expected to vest at February 28, 2009	372	$10.23	0.79	$35
Vested and exercisable at February 28, 2009	366	$10.11	0.76	$35

We did not grant any stock options during the three and nine months ended February 28, 2009 and February 29, 2008.  The total fair value of options vested was $0 and $99 during the three and nine months ended February 28, 2009, respectively, compared to $0 and $765 during the three and nine months ended February 29, 2008, respectively.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $113 and $347 during the three and nine months ended February 28, 2009, respectively, and $86 and $624 during the three and nine months ended February 29, 2008, respectively.  As of February 28, 2009 there was approximately $30 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Plans.  The cost is expected to be recognized over a weighted-average period of 0.6 years.  Shares of newly issued common stock will be issued upon exercise of stock options.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  Compensation expense is recognized over the period that an employee provides service in exchange for the award.

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

We recorded $34 and $124 of stock-based compensation for employee stock options and restricted stock, as part of selling, general and administrative expenses for the three and nine months ended February 28, 2009, respectively, compared to $24 and $176 for the three and nine months ended February 29, 2008, respectively.  This compensation cost caused net income to decrease by $21 and $78 for the three and nine months ended February 28, 2009, respectively, compared to $16 and $128 for the three and nine months ended February 29, 2008, respectively, and did not have a material impact on basic or diluted earnings per share.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises for the nine months ended February 28, 2009 and February 29, 2008 was $37 and $149, respectively.  Cash received from stock option exercises was $1,271 and $1,240 for the nine months ended February 28, 2009 and February 29, 2008, respectively.

Restricted Stock

Compensation expense resulting from restricted stock awards is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over a one-year vesting period.  We recognized approximately $22 and $70 of related compensation expense in the three and nine months ended February 28, 2009, respectively, related to restricted stock awards.  There were no restricted stock award grants for the three and nine months ended February 29, 2008.  As of February 28, 2009, we have unrecognized share-based compensation cost of approximately $22 associated with these awards.  This cost is expected to be recognized over the next three months.

Restricted stock activity for the nine months ended February 28, 2009, is set forth below:

	Shares	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2008	-	$-
Granted	7	14.12
Vested	(5)	(14.12)
Canceled	(1)	(14.12)
Nonvested at February 28, 2009	1	$14.12

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

Our goodwill and intangibles at February 28, 2009 are the result of the acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2009 are as follows:

	Balance as of June 1, 2008 (net of amortization)	Adjustments	Amortization	Balance as of February 28, 2009
Goodwill	$3,109	$-	$-	$3,109
Trade Name	411	-	-	411
Non-compete agreements	266	-	(75)	191
Customer relationships	392	-	(176)	216
	$4,178	$-	$(251)	$3,927

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment.  Goodwill is not deductible for tax purposes.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	February 28, 2009

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(859)	191
Customer relationships	3-4 years	1,014	(798)	216
		$2,475	$(1,657)	$818

	May 31, 2008

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(784)	266
Customer relationships	3-4 years	1,014	(622)	392
		$2,475	$(1,406)	$1,069

Amortization expense was $84 and $251 for the three and nine months ended February 28, 2009, respectively, compared to $125 and $418 for the three and nine months ended February 29, 2008, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2009	$84
2010	257
2011	66
2012	0
2013	0
$407

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $3,420 and $3,824 as of February 28, 2009 and May 31, 2008, respectively, and $6,100 and $8,844 as of February 29, 2008 and May 31, 2007, respectively, which amounts were subsequently paid.  During the nine months ended February 28, 2009 we transferred $20,909 at fair value from investments available-for-sale to investments, trading.  We accrued $3,637 and $0 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of February 28, 2009 and May 31, 2008, respectively, compared to $3,891 and $2,580 as of February 29, 2008 and May 31, 2007, respectively, which amounts were subsequently paid.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	February 28, 2009	May 31, 2008
Gross minimum lease payments receivable	$2,927	$1,392
Less – unearned interest	(189)	(112)
Net investment in sales-type lease receivables	$2,738	$1,280

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

Our equipment pool, based on acquisition cost, comprised $301,198 of T&M equipment and $44,134 of DP equipment at February 28, 2009 and $289,061 of T&M equipment and $44,594 of DP equipment at May 31, 2008.

Revenues for these product groups were as follows for the three months ended February 28, 2009 and February 29, 2008:

	T&M	DP	Total
2009
Rentals and leases	$18,133	$4,358	$22,491
Sales of equipment and other revenues	6,998	570	7,568
	$25,131	$4,928	$30,059

2008
Rentals and leases	$20,726	$5,518	$26,244
Sales of equipment and other revenues	8,530	889	9,419
	$29,256	$6,407	$35,663

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Revenues for these product groups were as follows for the nine months ended February 28, 2009 and February 29, 2008:

	T&M	DP	Total
2009
Rentals and leases	$59,243	$16,637	$75,880
Sales of equipment and other revenues	22,254	2,344	24,598
	$81,497	$18,981	$100,478

2008
Rentals and leases	$63,492	$17,621	$81,113
Sales of equipment and other revenues	22,098	2,424	24,522
	$85,590	$20,045	$105,635

No single customer accounted for more than 10% of total revenues during the three and nine months ended February 28, 2009 and February 29, 2008.

Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008
Revenues: (1)
U.S.	$25,873	$31,230	$86,534	$90,113
Other (2)	4,186	4,433	13,944	15,522
Total	$30,059	$35,663	$100,478	$105,635

			February 28, 2009	May 31, 2008
Net Long-Lived Assets: (3)
U.S.			$156,834	$165,984
Other (2)			26,118	25,003
Total			$182,952	$190,987

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the U.S. parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2009 and February 29, 2008:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2009	2008	2009	2008

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	24,323	25,934	25,189	25,897
Effect of dilutive securities-options (1)	66	158	103	173
	24,389	26,092	25,292	26,070

Net income	$1,883	$4,844	$9,748	$15,894
Earnings per share:
Basic	$0.08	$0.19	$0.39	$0.61
Diluted	$0.08	$0.19	$0.39	$0.61

(1)  Excludes 72 and 57 options outstanding during the three and nine months ended February 28, 2009, respectively, and 41 during each of the three and nine months ended February 29, 2008, for which the exercise price exceeded the average market price of our common stock during that period.

Note 10: Income Taxes

At May 31, 2008, we had unrecognized tax benefits of $3,693.  Unrecognized tax benefits decreased by $368 in the nine months ended February 28, 2009.  The decrease in the unrecognized tax benefits is the result of a decline in the value of the Canadian dollar, as compared to the U.S. dollar, for the nine months ended February 28, 2009.

The unrecognized tax benefit at February 28, 2009, if recognized, would have no impact on the effective tax rate.  However, the derecognition of $932 related to the associated interest and penalties at February 28, 2009 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision.  We had accrued approximately $1,526 for the payment of interest and penalties as of February 28, 2009.

We are subject to U.S. federal taxation and taxation in various U.S. states and foreign jurisdictions.  We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2006.  Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

There were no additional unrecognized tax benefits for the nine months ended February 28, 2009.  Absent a significant change in the value of the  Canadian dollar, as compared to the U.S. dollar, we anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of February 28, 2009 and May 31, 2008 and the results of our operations for the three and nine months ended February 28, 2009 and February 29, 2008, respectively, and cash flows for the nine month periods ended February 28, 2009 and February 29, 2008.  This discussion should be read in conjunction with the Management's Discussion and Analysis section included on pages 10-18 and the Risk Factors discussed in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2008, to which the reader is directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first nine months of fiscal 2009, 78% of our rental and lease revenues were derived from T&M equipment.  This percentage has remained unchanged from the prior year period as both our T&M and DP rental and lease revenues have declined.  While our T&M rental activity has remained relatively flat, we have experienced a decline in rental rates, reflecting competitive pressures and the recession in the United States and the international markets that we serve, resulting in a decline in rental revenues.

For the first nine months of fiscal 2009, rental revenues were 85% of our rental and lease revenue.  That percentage has increased over the last two years due to an increase in T&M rental activity in our U.S. and European operations, while lease revenues have declined.

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

We sell used equipment in the normal course of business based on customer requirements.  Our sale of used equipment allows us to maintain our inventory with equipment that meets current technological standards.  In fiscal 2007, we entered into distribution agreements with three leading manufacturers to sell basic T&M equipment to current and prospective customers through our distribution channel.

The profitability of our business depends in part on controlling the timing, pricing and mix of purchases and sales of equipment.  We seek to acquire new and used equipment at attractive prices for the purpose of deriving a profit from a combination of renting and/or selling such equipment.  The sale of equipment, either after acquisition or after it has been rented, can provide a significant portion of our revenues and operating profit.  To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment's historical and projected life cycle.  In doing so, we must compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment.  In our analysis, we assume depreciation and impairment of equipment based on projected performance and historical levels, although historical trends are not necessarily indicative of future trends.  Our overall equipment management is complex, and our product strategy can change during a product’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches.  Our strategic equipment decisions are generally based on the following fundamentals:

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

Several years, ago, we put in place internal and external growth strategies, including creating a new distribution channel by entering into distribution agreements with three leading manufacturers, developing vendor leasing programs that provide customers with flexible financing alternatives and expanding our rental and leasing services globally through our operations in Europe and China.  While our results improved from 2004 through 2007, and were flat in fiscal 2008, our financial results for the first nine months of fiscal 2009 were impacted by competitive pressure on rental rates and lower utilization rates due in large part to the recession in the U.S. and our major international markets.  The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors.  Consequently, while we continue to work at initiatives to expand revenue, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

For the first nine months of fiscal 2009, compared to the same period in fiscal 2008, our revenues decreased by 4.9% to $100.5 million, our operating profit decreased by 39.7% to $13.9 million and our net income decreased by 38.7% to $9.7 million.  The revenue decrease reflects lower demand in our DP business and foreign operations, with the exception of our European operation which grew during the period.  Furthermore, while our T&M rental activity was relatively flat for the nine months ended February 28, 2009, compared to the nine months ended February 29, 2008, T&M rental and lease revenues declined, reflecting the global recession and competitive pressure on rental rates.  Our profitability measurements are presented in the table below for the nine months ended February 28, 2009 and February 29, 2008:

	2009	2008
Net income per diluted common share (EPS)	$0.39	$0.61
Net income as a percentage of average assets (annualized)	4.6%	7.3%
Net income as a percentage of average tangible equity (annualized)	5.4%	8.7%

The decrease in our operating profit primarily reflects competitive pressures on rental rates and lower equipment utilization rates.  In addition, our selling, general and administrative expenses have increased due to higher personnel and benefit costs to support our current operations and develop our growth strategies, and foreign currency losses of $862 for the nine months ended February 28, 2009, compared to a foreign currency gain of $407 for the prior year period, as a result of a strengthening of the U.S. dollar against key currencies.

The amount of our equipment on rent, based on acquisition cost, decreased 0.9% to $149.6 million at February 28, 2009 from $151.0 million at February 29, 2008.  Acquisition cost of equipment on lease decreased 25.8% to $28.7 million at February 28, 2009 from $38.7 million at February 29, 2008.  Average rental and lease rates for our T&M and DP segments declined by 12.4% and 1.5%, respectively, from February 29, 2008 to February 28, 2009.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool was 55.1% at February 28, 2009, compared to 62.7% at February 29, 2008.  Over the same period, utilization of our DP equipment pool decreased to 44.9% from 55.1%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Feb 28, 2009	Nov 30, 2008	Aug 31, 2008	May 31, 2008	Feb 29, 2008
Rentals and leases	$22,491	$26,155	$27,234	$27,648	$26,244
Sales of equipment and other revenues	7,568	9,278	7,752	11,253	9,419
Operating profit	3,047	4,839	5,986	7,673	6,929

Results of Operations

Comparison of Three Months Ended February 28, 2009 and February 29, 2008

Revenues

Total revenues for the three months ended February 28, 2009 and February 29, 2008 were $30.1 million and $35.7 million, respectively.  The decrease in total revenues was due to a 14.3% decrease in rental and lease revenues and a 19.7% decrease in sales of equipment and other revenues.

Rental and lease revenues in the third quarter of fiscal 2009 were $22.5 million, compared to $26.2 million in the prior year period.  This reflects a decline in our T&M and DP lease revenues, primarily due to lower demand, and a decrease in T&M and DP rental revenues, reflecting lower rental rates due to competitive pressures and the global recession.

Sales of equipment and other revenues decreased to $7.6 million for the three months ended February 28, 2009, compared to $9.4 million in the prior year period.  This decrease is primarily due to declines in our used equipment and distribution sales, reflecting lower customer demand.  These declines were partially offset by growth in finance leases, reflecting one of our growth strategies outlined above.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.6 million, or 51.4% of rental and lease revenues, in the third quarter of fiscal 2009, from $11.3 million, or 42.9% of rental and lease revenues, in the third quarter of fiscal 2008.  The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases, as well as lower utilization rates.

Costs of revenues other than depreciation decreased 23.0% to $5.2 million in the third quarter of fiscal 2009 from $6.7 million in the prior year period.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 68.0% in the third quarter of fiscal 2009 from 66.3% in the third quarter of fiscal 2008; this increase reflects a decline in our higher-margin used equipment sales due to lower customer demand, reflecting competitive pressures and the global recession, and increased finance leases, which carry a lower margin.  Our cost of revenues other than depreciation decreased primarily due to a decline in our used equipment sales.  Based on our current equipment management strategy, we anticipate that future gross margin on sales will trend downward as lower margin finance leases and distribution sales continue to represent an increased portion of our equipment sales, although the gross margin percentage will fluctuate on a quarterly basis, depending primarily on customer requirements and funding and growth in our distribution channel and finance leases.

Selling, general and administrative expenses were $10.3 million in the third quarter of fiscal 2009, compared to $10.8 million in the third quarter of fiscal 2008.  Selling, general and administrative expenses as a percentage of total revenues increased to 34.3% in the third quarter of fiscal 2009 from 30.2% in the third quarter of fiscal 2008, due to a decline in revenue.  Our selling, general and administrative expenses decreased due to a decline in certain employee benefit and selling costs, partially offset by a foreign currency loss of $25 for the three months ended February 28, 2009, compared to a foreign currency gain of $204 for the three months ended February 29, 2008, as a result of a strengthening of the U.S. dollar against key currencies.

Interest Income, Net

Interest income, net, was $0.1 million for the third quarter of fiscal 2009 compared to $0.9 million in the prior year period.  The decrease reflects decreases in prevailing interest rates and a lower cash balance.  Interest income, net, includes $2.0 million of unrealized losses on our put option.  In addition, interest income, net, includes $2.0 million of unrealized gains on our investments, trading.

Income Tax Provision

Our effective tax rate was 41.0% in the third quarter of fiscal 2009, compared to 37.8% for the same period in fiscal 2008.  The increase is due primarily to a decline in the proportion of foreign subsidiary income, which is subject to lower tax rates, to total income, and disallowance of tax benefits on certain foreign currency losses.

Comparison of Nine Months Ended February 28, 2009 and February 29, 2008

Revenues

Total revenues for the nine months ended February 28, 2009 declined $5.1 million, or 4.9%, to $100.5 million, compared to $105.6 million in the same period in the prior year.  The decrease in total revenues was due to a 6.5% decrease in rental and lease revenues, offset by an increase in sales of equipment and other revenues of 0.3%.

Rental and lease revenues in the first nine months of fiscal 2009 were $75.9 million, compared to $81.1 million in the prior year period.  This decrease reflects a decline in our T&M and DP lease revenues, primarily due to lower demand, and a decrease in T&M and DP rental revenues, reflecting lower rental rates due to competitive pressures and the global recession.

Sales of equipment and other revenues increased to $24.6 million for the nine months ended February 28, 2009, compared to $24.5 million in the prior year period.  Our used equipment sales have declined, reflecting lower customer demand; however this decline has been offset by an increase in distribution sales and increased finance lease activity, as a result of our growth strategies outlined above.

Operating Expenses

Depreciation of rental and lease equipment increased to $34.7 million, or 45.7% of rental and lease revenues, in the first nine months of fiscal 2009, from $33.5 million, or 41.3% of rental and lease revenues, in the first nine months of fiscal 2008.  The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases, as well as lower utilization rates.

Costs of revenues other than depreciation increased 4.6% to $17.5 million in the first nine months of fiscal 2009 from $16.7 million in the prior year period.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased to 68.7% of equipment sales in the first nine months of fiscal 2009 from 63.5% in the first nine months of fiscal 2008; this increase reflects a decline in our higher margin used equipment sales and  increased finance leases and distribution sales which carry a lower margin.  Our cost of revenues other than depreciation increased primarily due to growth in our finance leases and distribution sales.

Selling, general and administrative expenses were $34.4 million in the first nine months of fiscal 2009, compared to $32.4 million in the first nine months of fiscal 2008.  Selling, general and administrative expenses as a percentage of total revenues increased to 34.2% in the first nine months of fiscal 2009 from 30.7% in the first nine months of fiscal 2008, due in part to a decline in revenue.  Our selling, general and administrative expenses increased due to higher personnel and benefit costs to support our current operations and develop our growth strategies, and a foreign currency loss of $862 for the nine months ended February 28, 2009, compared to a foreign currency gain of $407 for the nine months ended February 29, 2008, as a result of a strengthening of the U.S. dollar against key currencies.

Interest Income, Net

Interest income, net, was $1.4 million for the first nine months of fiscal 2009 compared to $2.6 million in the prior year period.  The decrease reflects decreases in prevailing interest rates and a lower cash balance.  Interest income, net, includes $1.1 million of unrealized gain on our put option.  In addition, interest income, net, includes $1.1 million of unrealized losses on our investments, trading.

Income Tax Provision

Our effective tax rate was 36.0% in the first nine months of fiscal 2009, compared to 38.0% for the same period in fiscal 2008.  The decrease is due primarily to changes in estimated tax exposures, partially offset by reduced foreign subsidiary earnings subject to lower tax rates, and disallowance of tax benefits on certain foreign currency losses.

Liquidity and Capital Resources

Our primary capital requirements are purchases of rental and lease equipment.  We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $42.1 million of rental and lease equipment during the first nine months of fiscal 2009.  This amount was 24.1% lower than the $55.5 million in the same period for fiscal 2008.

In addition to increasing our rental equipment pool, we periodically repurchase shares of our common stock under an authorization from our board of directors.  Shares we repurchase are retired and returned to the status of authorized but unissued stock.  During the nine months ended February 28, 2009, we purchased 1,841,165 shares of our common stock for $20.4 million, at an average price of $11.08 per share.  We may make purchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

In April 2007, our board of directors authorized a regular quarterly cash dividend of $0.10 per common share, or $0.40 per annum.  We commenced payment of our quarterly cash dividend in July 2007.  In January 2008, our board of directors approved an increase to $0.15 per common share, or $0.60 per annum.  For the nine months ended February 28, 2009 and February 29, 2008, we paid dividends of $11.4 million and $7.8 million, respectively.

We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

At February 28, 2009, we held $21.6 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.  The fair value of our ARS at February 28, 2009 was $20.5 million.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  All of our ARS have credit ratings of AAA or AA, and none are mortgage-backed debt obligations.  Historically, our ARS have been highly liquid, using a Dutch auction process that resets the applicable interest rate at predetermined intervals, typically every 35 days, to provide liquidity at par.  However, as a result of liquidity issues in the global credit and capital markets, the auctions for all of our ARS failed beginning in February 2008 when sell orders exceeded buy orders.  The failures of these auctions do not affect the value of the collateral underlying the ARS, and we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

On November 6, 2008, we accepted an offer from UBS providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time during the period of June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights.  However, if the Rights are not exercised before July 2, 2012, they will expire, and UBS will have no further right or obligation to buy our ARS.  So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the term of the ARS if the auction process fails.  In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral.

Given the approximately $47.4 million we hold in cash and cash equivalents, primarily U.S. Treasury money market funds, and our lack of bank debt, we expect to be able to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

During the first nine months of fiscal 2009 and fiscal 2008, net cash provided by operating activities was $46.8 million and $42.2 million, respectively.  The increase in operating cash flow was due primarily to: a $5.3 million decrease in accounts receivable for the nine months ended February 28, 2009, compared to an increase of $3.3 million in the prior year period; an increase in deferred tax liability of $3.4 million for the nine months ended February 29, 2009, compared to an increase of $701 for the prior year period; and a remeasurement loss of $471 for the nine months ended February 28, 2009, compared to a gain of $407 in the prior year period.  This increase was offset by a decline in net income of $6.1 million for the nine months ended February 28, 2009, compared to the nine months ended February 29, 2008.

During the nine months ended February 28, 2009 net cash used in investing activities was $19.4 million, compared to $34.8 million in the same period of fiscal 2008.  The decline in net cash used in investing activities is mainly due to a decrease in payments for the purchase of rental and lease equipment to $42.1 million for the nine months ended February 28, 2009, compared to $55.5 million for the nine months ended February 29, 2008.

Net cash used in financing activities increased to $30.5 million from $6.4 million for the nine months ended February 28, 2009 and February 29, 2008, respectively, due to an increase in payments for the repurchase of common stock to $20.4 million for the current fiscal period, compared to $19 for the prior year period, and an increase in dividends paid to $11.4 million for the nine months ended February 28, 2009, compared to $7.8 million for the nine months ended February 29, 2008.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  We had no bank borrowings outstanding or off balance sheet financing arrangements at February 28, 2009.

We believe that based on our current cash and cash equivalents balance of $47.4 million at February 28, 2009 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flows, or financial flexibility or our ability to fund our operations, including our dividends.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  The exact timing of reversal or settlement of our FIN 48 liabilities of $4.9 million could not be reasonably estimated at the end of the current fiscal quarter.

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

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  We have not made any material changes to these policies as previously disclosed.

SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report.  We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995.  We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us.  Such statements are based on assumptions and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control.  Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect.  As a result, our actual future results may differ from our expectations, and those differences may be material.  We are not undertaking any obligation to update any forward-looking statements.  Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in “Part II.  Item 1A.  Risk Factors” and in "Quantitative and Qualitative Disclosure About Market Risk Related to Interest Rates and Currency Rates," as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008 (including the "Risk Factors" discussed in Item 1A to that document), and our other filings with the Securities and Exchange Commission.  The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2009, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.

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

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first nine months of fiscal 2009, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2008.  However, economic and credit conditions in recent months have significantly deteriorated.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share
December 1, 2008 – December 31, 2008	243,044	$10.29
January 1, 2009 – January 31, 2009	122,961	$10.46
February 1, 2009- February 28, 2009	29,500	$7.86
Total	395,505

All common stock repurchases were made in open-market transactions and not pursuant to any publicly announced plans.  We may choose to make additional open-market or other purchases of our common stock in the future, but have no commitment to do so.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

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

DATED:  April 3, 2009

/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)