Form 10-K
period 2009-05-31
ELECTRO RENT CORP
filed 2009-08-12
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-09061
ELECTRO RENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA	95-2412961
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)
6060 Sepulveda Boulevard
Van Nuys, California 91411-2512
(Address of Principal Executive Offices and Zip Code)
(818) 786-2525
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock without par value	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2008, was $223,198,359.
Number of shares of shares of the registrant’s common stock outstanding as of August 3, 2009: 23,958,622.

PART I
Item 1. Business
Item 1A. Risk Factors
Item 1B. Unresolved Staff Comments
Item 2. Properties
Item 3. Legal Proceedings
Item 4. Submission of Matters to a Vote of Security Holders
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6. Selected Financial Data
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
Item 9A. Controls and Procedures
Item 9B. Other Information
PART III
Item 10. Directors, Executive Officers and Corporate Governance
Item 11. Executive Compensation
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13. Certain Relationships and Related Transactions, and Director Independence
Item 14. Principal Accountant Fees and Services
PART IV
Item 15. Exhibits and Financial Statement Schedules
Exhibit Index
SIGNATURES
EX-3.1
EX-3.2
EX-3.4
EX-3.7
EX-4.1
EX-10.1
EX-10.2
EX-10.20
EX-10.21
EX-13
EX-14
EX-23
EX-31.1
EX-31.2
EX-32.1
EX-32.2

DOCUMENTS INCORPORATED BY REFERENCE
1.	Inside front cover and pages 5 through 40 of the Annual Report to Security Holders for the fiscal year ended May 31, 2009 (the “2009 Annual Report”) are incorporated by reference in this Annual Report on Form 10-K. Only those portions of the 2009 Annual Report expressly incorporated hereby by reference are deemed “filed.”

2.	The information contained in the Proxy Statement for the Annual Meeting of Shareholders to be held on October 15, 2009 (the “2009 Proxy Statement”) that is required by Part III of this Form 10-K is incorporated herein by reference.
CROSS REFERENCE SHEET
Showing Location in 2009 Annual Report
and 2009 Proxy Statement of Information
Required by Items of Form 10-K
PART II

Caption and Reference
	Form 10-K Item	in 2009 Annual Report
	Number and Caption	or 2009 Proxy Statement
5.	Market for the Registrant’s Common Equity and Related Shareholder Matters	2009 Annual Report page 40

6.	Selected Financial Data	2009 Annual Report inside front cover

7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2009 Annual Report pages 5-13

8.	Financial Statements and Supplementary Data	2009 Annual Report pages 14-39

PART III

10.	Directors and Executive Officers of the Registrant	2009 Proxy Statement
• Proposal 1 — Election of Directors
• Executive Officers
• Board and Committees and Corporate Governance — Code of Ethics
• Board and Committees and Corporate Governance — Audit Committee
• Section 16(a) Beneficial Ownership Reporting Compliance

11.	Executive Compensation	2009 Proxy Statement
• Executive Compensation
• Compensation Committee Report
• Director Compensation

12.	Security Ownership of Certain Beneficial Owners and Management	2009 Proxy Statement • Security Ownership of Certain Beneficial Owners and Management

13.	Certain Relationships and Related Transactions	2009 Proxy Statement • Transactions With Related Persons

14.	Principal Accountant Fees and Services	2009 Proxy Statement • Proposal 2 – Ratification of Selection of Independent Registered Public Accounting Firm

FORWARD LOOKING STATEMENTS
     This Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this Report. We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this Report, or that we may make orally or in writing from time to time, are based on the beliefs of, assumptions made by, and information currently available to, us. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control or ability to predict. Although we believe that our assumptions are reasonable, they are not guarantees of future performance and some will inevitably prove to be incorrect. As a result, our actual future results can be expected to differ from our expectations, and those differences may be material. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.
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
     We are one of the largest global organizations devoted to the rental, lease and sale of state-of-the-art electronic equipment, primarily test and measurement (“T&M”) equipment and personal computer-related data products (“DP”) equipment. In fiscal 2009, 79% of our rental and lease revenues were derived from T&M equipment. Although this percentage has increased slightly from fiscal 2008, both our T&M and DP rental and lease revenues have declined. Our T&M rental activity and rental rates have decreased for fiscal 2009 compared to fiscal 2008, reflecting competitive pressures and the recession in the United States and the international markets that we serve. In fiscal 2009, rental revenues comprised 85% of our rental and lease revenue. That percentage has increased over fiscal 2008 due to an increase in T&M rental activity in our European operations, while lease revenues have declined. Our sales of equipment and other revenues have declined, reflecting lower customer demand; however, this decline has been partly offset by an increase in distribution sales and increased finance lease activity.
     The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Years ended May 31,	T&M	DP	Total

2009
Rental and leases	$77,430	$20,965	$98,395
Sales of equipment and other revenues	29,054	3,032	32,086

	$106,484	$23,997	$130,481

2008
Rental and leases	$85,209	$23,552	$108,761
Sales of equipment and other revenues	32,458	3,317	35,775

	$117,667	$26,869	$144,536

2007
Rental and leases	$79,413	$23,670	$103,083
Sales of equipment and other revenues	20,424	3,352	23,776

	$99,837	$27,022	$126,859

     About 87% of our equipment portfolio at acquisition cost at the end of fiscal 2009 was composed of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment portfolio consists of personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace and defense, semiconductor, electronics and telecommunications industries. We believe that a large part of our T&M equipment is used in research and development activities and that a significant amount of this equipment is used in connection with government-generated projects. We also rent equipment to companies of various sizes representing a cross-section of the economy. No single customer accounted for more than 10% of total revenues during fiscal 2009, 2008 or 2007. No significant portion of our revenues is currently derived from direct United States Government contracts. We sell used equipment in the normal course of business based on customer requirements. Our sale of used equipment allows us to maintain our inventory with equipment that meets current technological standards and customer demand. In addition, we are party to distribution agreements with three leading manufacturers to sell basic T&M equipment to current and prospective customers through our distribution channel.
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
▪	Our acquisition cost;

▪	Our estimates of current and future market demand for rentals;

▪	Our estimates of current and future supply of product;

▪	The book value of the product after depreciation and other impairment;

▪	Our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

▪	Our estimates of the potential current and future sale prices.
     Our financial results for fiscal 2009 were impacted by competitive pressure on rental rates and lower utilization rates due in large part to the recession in the U.S. and our major international markets. The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors. Consequently, while we continue to work at initiatives to expand revenue, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.
     In fiscal 2009, we received 15% of our revenues from foreign countries. No single foreign country accounted for more than 10% of our revenues. The following table shows our foreign and domestic revenues over the past three fiscal years:

Year ended May 31,	2009	2008	2007

U.S.	$111,184	$123,396	$110,983
Foreign	19,297	21,140	15,876

Total	$130,481	$144,536	$126,859

     For financial information about our segments and additional financial information about our geographic areas, see Note 17 to our consolidated financial statements included in this Form 10-K.
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
     Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from both established entities and new entries in the market. Our primary competitors have been identified by independent industry publications to include McGrath Rent Corp., Telogy, Continental Resources, Test Equity, Microlease plc, Livingston Group Ltd., and Orix Corporation. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing options. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent Technologies and Tektronix.
     At May 31, 2009, we employed approximately 296 individuals. None of these employees is a member of a labor union. We consider our employee relations to be satisfactory and provide standard employee benefits and pay certain of the costs of employee education.
     Our Internet address is www.electrorent.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website via links to the Securities and Exchange Commission’s website. We provide paper copies of these reports to shareholders upon written request to Shareholder Relations, Electro Rent Corporation, 6060 Sepulveda Boulevard, Van Nuys, California 91411-2512.
Item 1A. Risk Factors
     Please carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
COMMON STOCK PRICE FLUCTUATIONS
Our Common Stock price has fluctuated significantly and may continue to do so in the future.
    General Factors. We believe some of the reasons for past fluctuations in the price of our stock have included:
▪	announcements of developments related to our business;

▪	announcements concerning new products or enhancements in the equipment that we rent, or developments in our relationships with our customers;

▪	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and

▪	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
     In addition, prices in the stock market have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.

     Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 23,958,622 shares outstanding as of August 3, 2009, as of such date, we are authorized to issue up to 110,923 shares of Common Stock upon exercise of stock options and conversion of our stock units previously granted under our equity incentive plans.
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
     Timing of Equipment Purchases and Sales and Equipment Pool Management.
     The profitability of our business depends in significant part on controlling the timing, pricing and mix of purchases and sales of equipment and on managing our equipment pool. We seek to acquire new and used equipment at attractive prices, from which we feel we can make a profit as a result of a combination of renting and/or selling that equipment. We base expenditures for equipment purchases, sales and marketing and other items on our expectations of future customer demand. In order to maximize overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by analyzing our product strategy for each specific equipment class in light of that equipment’s historical and projected lifecycle. In doing so, we compare our estimate of potential profit from rental with the potential profit from the product’s immediate sale and replacement with new or other equipment.
     Our overall equipment management is complex and our equipment strategy can change during the equipment’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are based on the following fundamentals:
▪	our acquisition cost;

▪	our estimates of current and future market demand for rentals;

▪	our estimates of current and future supply of equipment;

▪	the book value of the equipment after depreciation and other impairment;

▪	our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

▪	our estimates of the potential current and future sale prices of equipment.
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
     Risks Associated with Changing Economic Conditions. The U.S. economy and international markets that we serve are currently in a recession, which has resulted in more stringent credit requirements and reduced access to capital, and which may deepen and continue for the foreseeable future. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services declines. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Continued slowdowns in the U.S. and global economy, or one or more of these specific industries, resulting in lower demand and price pressure, could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we recorded a loss on impairment of goodwill and intangibles. In fiscal 2009, the recession in the U.S. and global economy resulted in reduced revenues and a decline in our operating results.
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
▪	weather, holiday and vacation considerations; and

▪	budgetary considerations.
     Additionally, our operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors such as:
▪	changes in customer demands and/or requirements;

▪	new product announcements;

▪	price changes;

▪	changes in delivery dates;

▪	changes in maintenance policies and the pricing policies of equipment manufacturers; and

▪	price competition from other rental, leasing and finance companies.
     Other Factors. Other factors that may affect our operating results include:
▪	competitive forces within our current and anticipated future markets;

▪	changes in interest rates;

▪	our ability to attract customers and meet their expectations;

▪	currency fluctuations and other risks of international operations;

▪	general economic conditions; and

▪	differences in the timing of our spending on acquiring equipment, renting or leasing that equipment and receiving revenues from our customers.
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
     At May 31, 2009, we held $21.6 million, at cost, in auction rate securities (“ARS”),with a fair value as of such date of $20.0 million. Our ARS became illiquid beginning in February 2008, although we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.
     We have entered into an arrangement with our broker, UBS AG (“UBS”) under which we can require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition. We expect to sell our ARS under our agreement with UBS. However, if the Rights are not exercised before July 2, 2012, they will expire, and UBS will have no further right or obligation to buy our ARS. So long as we hold our ARS, they will continue to accrue interest as determined by the auction process or the terms of the ARS if the auction process fails. In addition, UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. If UBS has insufficient funding to buy back the ARS and the auction process continues to fail, then we may incur further losses on the carrying value of the ARS.
     A majority of our ARS investments mature in 21 to 32 years. As a result, unless we can put them to UBS in 2010, our ability to liquidate our ARS and fully recover the carrying value of our investment before that time may be limited or not exist. In addition, if the issuers of the ARS are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments.
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
▪	proper identification of customer needs;

▪	our costs;

▪	timely completion and introduction of products and services as compared to our competitors;

▪	our ability to differentiate our equipment and services from our competitors; and

▪	market acceptance of our business.
RISKS ASSOCIATED WITH CUSTOMER SOLVENCY
If we do not collect on contracts with customers, it could have a material adverse effect on our operating results and stock price.
     One of the reasons some of our customers find it more attractive to rent or lease electronic equipment than owning that equipment is the need to deploy their capital elsewhere. This can be particularly true in industries with high growth rates such as the telecommunications industry. However, some of our customers have liquidity issues, which have been compounded by the current economic recession, and ultimately cannot fulfill the terms of their agreements with us. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations and stock price may be materially and adversely affected.
COMPETITION
If we do not effectively compete in our market, our operating results and stock price will be materially and adversely affected.
     Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from both established entities and new entries in the market. Our primary competitors have been identified by independent industry publications to include McGrath Rent Corp., Telogy, Continental Resources, Test Equity, Microlease plc, Livingston Group Ltd., and Orix Corporation. Some of our competitors may offer similar equipment for lease, rental or sale at lower prices and may offer more extensive servicing options. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent Technologies and Tektronix.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.
     Currency Risks. We generate a meaningful portion of our revenues from international operations. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Although we use foreign currency forward contracts to mitigate the risks associated with fluctuations in exchange rates, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.
     Other Risks Associated with International Operations. Additionally, our financial results may be adversely affected by other international risks, such as:

▪	international political and economic conditions;

▪	changes in government regulation in various countries;

▪	trade barriers;

▪	difficulty in staffing our foreign sales and service centers, and in training and retaining foreign employees;

▪	issues relating to the repatriation of any profits;

▪	adverse tax consequences; and

▪	costs associated with expansion into new territories.
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
     About 87% of our equipment portfolio at acquisition cost consists of general purpose T&M instruments purchased from leading manufacturers such as Agilent Technologies and Tektronix. The remainder of our equipment pool consists of personal computers and workstations, which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.
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
     As of July 28, 2009, our executive officers and directors collectively own approximately 21.5% of our Common Stock.

     As of that date, (i) Mr. Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 20.1% of our outstanding shares of Common Stock, and (ii) one other shareholder controls 16.2% of our outstanding shares of Common Stock. Consequently, these shareholders may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
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
     On occasion, we evaluate business opportunities that appear to fit within our overall business strategy. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:
▪	the difficulty of integrating acquired operations and personnel with our existing operations;

▪	the difficulty of developing and marketing new products and services;

▪	the diversion of our management’s attention as a result of evaluating, negotiating and integrating acquisitions or new business ventures;

▪	our exposure to unforeseen liabilities of acquired companies; and

▪	the loss of key employees of an acquired operation.
In addition, an acquisition or new business venture could adversely impact cash flows and/or operating results, and dilute shareholder interests, for many reasons, including:
▪	charges to our income to reflect the impairment of acquired intangible assets, including goodwill;

▪	interest costs and debt service requirements for any debt incurred in connection with an acquisition or new business venture; and

▪	any issuance of securities in connection with an acquisition or new business venture that dilutes or lessens the rights of our current shareholders.
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
ANTI-TAKEOVER PROVISIONS
The anti-takeover provisions contained in our Articles of Incorporation and Bylaws and in California law could materially and adversely impact the value of our Common Stock.

     Certain provisions of our Articles of Incorporation, our Bylaws and California law could, together or separately, discourage, delay or prevent a third party from acquiring us, even if doing so might benefit our shareholders. This may adversely impact the interests of our shareholders with respect to a potential acquisition and may also affect the price investors would receive for their shares of Common Stock. Some examples of these provisions in our Articles of Incorporation and Bylaws are:
▪	the right of our board of directors to issue preferred stock with rights and privileges that are senior to the Common Stock, without prior shareholder approval; and

▪	certain limitations of the rights of shareholders to call a special meeting of shareholders.
Item 1B. Unresolved Staff Comments.
None.
Item 2. Properties.
     We own a building that houses our corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 40,500 square feet are currently leased to others. These tenant arrangements provide for all of the leased property to be available for our future needs.
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
     As of May 31, 2009 we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in both Mechelen, Belgium and Tianjin, China.
     Our facilities aggregate approximately 269,000 square feet as of May 31, 2009. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.1 million in fiscal 2009. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
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

PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock; Holders.
     Our Common Stock trades on the NASDAQ Stock Market under the symbol “ELRC.” The quarterly market price ranges for our Common Stock for the two fiscal years ended May 31, 2009, as quoted on NASDAQ, and the approximate number of holders of our Common Stock as of a recent date, are set forth in our 2009 Annual Report and are incorporated herein by reference.
Sales of Unregistered Securities.
     We did not make any unregistered sales of our securities during the quarter ended May 31, 2009.
Securities Authorized for Issuance Under Equity Compensation Plans.
     The following table provides information as of May 31, 2009 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:
EQUITY COMPENSATION PLAN INFORMATION

Number of shares of
common stock remaining
Number of shares of		available for future
common stock to be		issuance under equity
issued upon exercise	Weighted-average exercise	compensation plans
of outstanding options,	price of outstanding options,	(excluding shares
warrants and rights	warrants and rights	reflected in column (a))
(a)	(b)	(c)
369,275	$10.39	935,026
Stock Repurchases.
     We have from time to time repurchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.

     We made the following purchases of our shares during fiscal 2009 pursuant to the safe harbor provided by Rule 10b-18:

			Total	Maximum
			Number of	Number
			Shares	of Shares
			Purchased	that may
			as Part of	yet be
	Total	Average	Publicly	Purchased
	Number	Price	Announced	under the
	of Shares	Paid per	Plans or	Plans or
Period	Purchased	Share	Programs	Programs

June 2008	36,961	$12.80	36,961	908,725
July 2008	104,781	$12.11	104,781	803,944
August 2008	67,014	$12.94	67,014	736,930
September 2008	13,530	$12.91	13,530	723,400
October 2008	683,558	$11.00	683,558	39,842
November 2008	539,816	$11.25	39,842	—
December 2008	243,044	$10.29	—	—
January 2009	122,961	$10.46	—	—
February 2009	29,500	$7.86	—	—
March 2009	221,256	$7.90	—	—
April 2009	3,207	$9.03	—	—
May 2009	72,429	$8.83	—	—

Total	2,138,057	$10.67	945,686	—

     On June 16, 2000 our board approved a stock repurchase program that authorized the repurchase of 1.5 million shares of our outstanding common stock in open market purchases. During fiscal 2009, we purchased 945,686 shares of our common stock under this program for $10.7 million, at an average price of $11.37 per share. There are no shares remaining for repurchase under this program. The remaining 1,192,371 shares of our common stock that we repurchased for $12.1 million, at an average price of $10.11 per share, were made in open-market transactions and not pursuant to any publicly announced plans. We may choose to make additional open market or other purchases of our common stock in the future, but we have no commitment to do so.
Dividends.
     Since July 2007, we have been paying quarterly dividends in each January, April, July and October. Our quarterly dividend was initially set at $0.10 per common share but was raised to $0.15 per common share effective with our April 2008 dividend. For fiscal 2009 and 2008, we paid aggregate dividends of $15.0 million and $11.7 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.
Performance Graph.
     This graph compares our total shareholder return with (1) the NASDAQ (US) Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2004 and ending May 31, 2009. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

Cumulative Five Year Total Return
Value of $100 Invested on May 31, 2004
Fiscal Years Ended May 31

	2004	2005	2006	2007	2008	2009
Electro Rent Corporation	100	108	151	132	133	96
NASDAQ Stock Market (US)	100	105	113	137	133	93
Russell 2000	100	110	130	154	138	94
Value Line Industrial Services	100	106	129	159	144	99

Item 6. Selected Financial Data.
     The selected financial data referred to as “Financial Highlights,” appearing on the inside front cover of our 2009 Annual Report, is hereby incorporated by reference.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The information appearing under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2009 Annual Report is hereby incorporated by reference.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
     We could be exposed to market risks related to changes in interest rates and foreign currency exchange rates.

Interest Rate and Market Risk.
     While we have the ability to draw on our revolving credit line, we have not had any borrowings under that credit facility for several years.
     The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. Except for our auction rate securities (“ARS”), none of our investments are held for trading purposes. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high quality securities, including direct obligations of the United States government, securities issued by agencies of the United States government, AAA-rated money market or cash management funds, corporate and government bond funds and ARS. A hypothetical increase in interest rates by 10% would not have a material impact on our financial condition or results of operations.
     At May 31, 2009, we had $27.9 million, at cost, invested in corporate and government bond funds, which were classified as investments available-for-sale. Our investments available-for-sale are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). At May 31, 2009, we had gross unrealized gains on our available-for-sale investments of $0.3 million. If interest rates rise, the market value of our available-for-sale investments may decline, which could result in a realized loss. A hypothetical increase in interest rates by 10% would not have a material impact on our financial condition or results of operations.
     At May 31, 2009, we held $21.6 million, at cost, of ARS. Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. A majority of our ARS investments mature in 21 to 32 years. As a result, our ability to liquidate our investment and fully recover the carrying value of our investment in the near term may be limited or not exist. If the issuers are unable to successfully close future auctions and their credit ratings deteriorate, we may in the future be required to record further impairment charges on these investments. At May 31, 2009, UBS AG (“UBS”) provided a valuation for the ARS investments utilizing a discounted cash flow model. Based on this valuation, we valued the ARS investments at $19.9 million, which represents a decline in value of $1.6 million from par. The model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. The assumptions are volatile and subject to change as the underlying sources of these assumptions and market conditions change, and therefore could result in significant changes to the fair value of ARS.
     We entered into an arrangement (the “Rights”) with UBS under which we can require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition. We expect to sell our ARS under the Rights. In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments. We have not drawn any amounts under this line and have no current plans to do so. UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights. The enforceability of the Rights resulted in a put option, recognized as a free standing asset separate from the ARS. We recorded $1.6 million as the fair value of the put option, included in interest income, net, in our consolidated financial statements. Although a change in interest rates will affect the fair value of our ARS and put option, we expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS with no material impact on our financial condition or results of operations.

Changes in foreign currencies.
     We have wholly owned Chinese and European subsidiaries. In addition, we have revenues, cash and cash equivalents and accounts receivable in other foreign currencies, primarily the Canadian dollar. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). During fiscal 2009 we began using forward contracts to hedge our economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. In fiscal 2009, we included $0.4 million of net foreign currency transaction losses in consolidated net income due to foreign exchange rate fluctuations prior to the time we put our hedging strategies in place. Although there can be no assurances, given the extent of our international operations and our hedging, we do not expect a 10% change in foreign currency rates to have a material impact on our consolidated balance sheet.
Item 8. Financial Statements and Supplementary Data.
     Our consolidated financial statements together with the report thereon of Deloitte & Touche LLP in our 2009 Annual Report are hereby incorporated by reference.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
     Not Applicable.
Item 9A. Controls and Procedures.
     Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Management’s Report on Internal Control Over Financial Reporting
     Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2009. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2009, our internal control over financial reporting is effective based on these criteria.
     Deloitte & Touche LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on the Company’s internal control over financial reporting, which is included below.
Changes in Internal Control over Financial Reporting
     There was no change in our internal control over financial reporting that occurred during the quarter ended May 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Van Nuys, California
We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Because of inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended May 31, 2009 of the Company and our report dated August 10, 2009 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 10, 2009

Item 9B. Other Information.
     Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held October 15, 2009, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.
Item 11. Executive Compensation.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held October 15, 2009, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held October 15, 2009, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held October 15, 2009, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.
Item 14. Principal Accountant Fees and Services.
     The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders to be held October 15, 2009, which will be filed with the Securities and Exchange Commission not later than September 28, 2009.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following financial statements are filed as a part of this report and are incorporated herein by reference to the following page or pages of our 2009 Annual Report.

		2009 Annual
		Report
	Item	Page Number

1.	Financial Statements

	Consolidated Statements of Operations for each of the three years in the period ended May 31, 2009	14

	Consolidated Balance Sheets at May 31, 2009 and 2008	15

	Consolidated Statements of Shareholders’ Equity for each of the three years in the period ended May 31, 2009	16

	Consolidated Statements of Cash Flows for each of the three years in the period ended May 31, 2009	17

	Notes to Consolidated Financial Statements	18-38

	Report of Independent Registered Public Accounting Firm	39
          All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.
(b) Exhibits listed by numbers corresponding to Exhibit Table of Item 601 of Regulation S-K.

Exhibit Index

Number	Document Description

**	This exhibit is a management contract, compensatory plan or arrangement.

3.1	Restated Articles of Incorporation, filed October 3, 1984 (13)

3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988 (13)

3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997 (5)

3.4	Bylaws of Registrant, adopted February 6, 1979 (13)

3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994 (1)

3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996 (3)

3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002 (13)

4.1	Form of Common Stock Certificate (13)

10.1	Electro Rent Corporation Supplemental Retirement Plan (13) **

10.2	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg (13) **

10.3	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001 (8) **

10.4	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005 (10) **

10.5	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005 (10) **

10.6	1996 Stock Option Plan (2) **

10.7	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan) (2) **

10.8	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan) (2) **

10.9	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996 (4) **

10.10	1996 Director Option Plan (2) **

10.11	Form of Stock Option Agreement (Nonstatutory Option) (1996 Director Option Plan) (2) **

10.12	1996 Director Option Plan Amendment No. One, adopted April 12, 2001 (6) **

10.13	2002 Employee Stock Option Plan (7) **

10.14	Form of 2002 Grant of Incentive Stock Option (7) **

10.15	Form of 2002 Grant of Nonqualified Stock Option (7) **

10.16	Amendment No.1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan (9) **

10.17	2005 Equity Incentive Plan (11) **

10.18	Form of 2005 Stock Option Agreement (11) **

10.19	Form of Stock Unit Award Agreement (Employee) (12) **

10.20	Form of Stock Unit Award Agreement (Director) (13) **

10.21	Form of Indemnification Agreement (13) **

11	Statement re computation of earnings per share is incorporated by reference to the 2009 Annual Report, page 32. (13)

13	2009 Annual Report. Only those portions of the 2009 Annual Report expressly incorporated hereby by reference are deemed “filed.” (13)

14	Code of Business Conduct and Ethics (13)

21	Subsidiaries of the Registrant.
• Genstar Rental Electronics, Inc., a Canadian corporation
• ER International, Inc., a Delaware corporation
• Electro Rent Asia, Inc., a California corporation
• Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise
• Electro Rent Europe NV, a Belgium corporation

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm (13)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (13)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (13)

32.1	Section 1350 Certification by Principal Executive Officer (13)

32.2	Section 1350 Certification by Chief Financial Officer (13)

(1)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2001.

(7)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2002.

(8)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

(9)	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.

(10)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

(11)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

(12)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.

(13)	Filed herewith.
(c) Schedule of Financial Statements Required by Regulation S-X, which is excluded from the 2009 Annual Report by Rule 14a-3(b) (1):
     None.

SIGNATURES
     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation
Dated: August 12, 2009.	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 12, 2009

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	August 12, 2009

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 12, 2009

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 12, 2009

/s/ Karen J. Curtin Karen J. Curtin	Director	August 12, 2009

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 12, 2009

/s/ James S. Pignatelli James S. Pignatelli	Director	August 12, 2009

/s/ Suzan K. DelBene Suzan K. DelBene	Director	August 12, 2009