Form 10-Q
period 2009-08-31
ELECTRO RENT CORP
filed 2009-10-07
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2009 or

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

  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  Check one:

Large accelerated filer ☐                                                               Accelerated filer  ☒

Non-accelerated filer ☐                                                                 Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of September 25, 2009 was 23,915,608.

ELECTRO RENT CORPORATION
FORM 10-Q
August 31, 2009

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	August 31,
	2009	2008

Revenues:
Rentals and leases	$21,747	$27,234
Sales of equipment and other revenues	10,454	7,752

Total revenues	32,201	34,986

Operating expenses:
Depreciation of rental and lease equipment	10,795	11,584
Costs of revenues other than deprecation of rental and lease equipment	7,767	5,366
Selling, general and administrative expenses	10,308	12,050

Total operating expenses	28,870	29,000

Operating profit	3,331	5,986

Interest income, net	308	591

Income before income taxes	3,639	6,577

Income tax provision	1,564	2,206

Net income	$2,075	$4,371

Earnings per share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

Shares used in per share calculation:
Basic	23,931	25,873
Diluted	23,943	26,003

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	August 31,	May 31,
	2009	2009
ASSETS

Cash and cash equivalents	$29,315	$22,215
Investments available-for-sale, at fair value (cost of $27,896 and $27,896)	28,638	28,188
Investments, trading, at fair value (cost of $21,100 and $21,600)	19,679	19,977
Put option	1,421	1,623
Accounts receivable, net of allowance for doubtful accounts of $410 and $317	16,925	16,271
Rental and lease equipment, net of accumulated depreciation of $178,412 and $179,318	150,054	158,252
Other property, net of accumulated depreciation and amortization of $15,415 and $15,207	13,575	13,781
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,825 and $1,741	650	734
Other	8,284	7,184
	$271,650	$271,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$2,985	$3,291
Accrued expenses	13,356	15,023
Deferred revenue	4,342	4,281
Deferred tax liability	20,186	19,986
Total liabilities	40,869	42,581

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000;
issued and outstanding August 31, 2009 - 23,915,609;
May 31, 2009 - 23,953,540	32,594	32,596
Accumulated other comprehensive income, net of tax	456	176
Retained earnings	197,731	195,981
Total shareholders' equity	230,781	228,753
	$271,650	$271,334

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	August 31,
	2009	2008

Cash flows from operating activities:
Net income	$2,075	$4,371
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	11,088	11,876
Put option loss	202	-
Unrealized holding gain for trading securities	(202)	-
Remeasurement loss	60	476
Provision for losses on accounts receivable	178	106
Gain on sale of rental and lease equipment	(2,672)	(2,242)
Stock compensation expense	110	50
Excess tax benefit for share based compensation	-	(28)
Deferred tax liability	30	700
Changes in operating assets and liabilities:
Accounts receivable	(816)	2,744
Other assets	(1,097)	(461)
Accounts payable	(313)	186
Accrued expenses	1,825	806
Deferred revenue	59	112
Net cash provided by operating activities	10,527	18,696

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	9,397	6,435
Payments for purchase of rental and lease equipment	(9,320)	(15,695)
Redemptions of investments	500	-
Payments for purchase of other property	(3)	(62)
Net cash provided by (used in) investing activities	574	(9,322)

Cash flows from financing activities:
Proceeds from issuance of common stock	48	520
Excess tax benefit for stock options exercised	-	28
Payments for repurchase of common stock	(384)	(2,609)
Payment of dividends	(3,593)	(3,893)
Net cash used in financing activities	(3,929)	(5,954)

Net increase in cash and cash equivalents	7,172	3,420
Effect of exchange rate changes on cash	(72)	(321)
Cash and cash equivalents at beginning of period	22,215	50,964
Cash and cash equivalents at end of period	$29,315	$54,063

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements reflect all adjustments and disclosures, which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on
Form 10-K filed August 10, 2009.

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates, and results of operations for interim periods are not necessarily indicative of results for the full year.

Foreign Currency

Effective June 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 133 (“SFAS 161”).  The adoption of SFAS 161 did not have a material effect on our financial condition, results of operations or cash flows. We applied the requirements of SFAS 161 on a prospective basis.  Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

The assets and liabilities of our foreign subsidiaries are remeasured from their foreign currency to U.S. dollars at current or historic exchange rates, as appropriate. The U.S. dollar has been determined to be our functional currency.  Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate, for the month in which the transaction occurred.  The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese Yuan are our primary foreign currencies.

On occasion, we have entered into forward contracts designated as hedges against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations.  These contracts are designed to minimize the effect of fluctuations in foreign currencies.  Such contracts do not qualify to be accounted for under hedge accounting in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”) and are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our condensed consolidated statements of operations.

The fair value of our foreign exchange forward contracts in the consolidated balance sheet as of August 31, 2009 is shown in the table below:

Derivatives not designated as hedging instruments under SFAS 133	Consolidated Balance Sheet Location	Fair Value

Foreign exchange forward contracts	Accrued Expenses	$14

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives not designated as hedging instruments under SFAS 133	Location of loss recognized in income on derivatives	Three months ended August 31, 2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$87

Recently Adopted Accounting Pronouncements

Effective June 1, 2009, we adopted the provision of FASB Staff Position (“FSP”) SFAS No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP SFAS 107-1 and APB 28-1”).   FSP SFAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet at fair value.  Prior to the issuance of this FSP, fair values for these assets and liabilities were only disclosed once a year.   FSP SFAS 107-1 and APB 28-1 now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value.  The adoption of FSP SFAS 107-1 and APB 28-1 did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provisions of SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 provides guidance on management’s assessment of subsequent events, including guidance on the scope and timing.  SFAS 165 also defines which types of subsequent events should be recognized in the financial statements and the extent to which an entity should disclose information regarding subsequent events.  The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provision of FSP SFAS No. 115-2 and FSP SFAS No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP SFAS 115-2 and SFAS 124-2”).  FSP SFAS 115-2 and SFAS 124-2 changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings as well as expanded and increased the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities.  The adoption of FSP SFAS 115-2 and SFAS 124-2 did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provisions of SFAS No. 141R, Business Combinations (“SFAS 141R”).  SFAS 141R replaces SFAS No. 141, Business Combinations, which is intended to provide greater consistency in the accounting and financial reporting of business combinations.  SFAS 141R requires that the acquiring entity in a business combination recognize all assets acquired and liabilities assumed in the transaction, establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed, establishes principles and requirements for how an acquirer recognizes and measures any non-controlling interest in the acquiree and the goodwill acquired and requires the acquirer to disclose the nature and financial effect of the business combination.  Among other changes, this statement also requires that “negative goodwill” be recognized in earnings as a gain attributable to the acquisition, that acquisition-related costs be recognized separately from the acquisition and expensed as incurred and that any deferred tax benefits resulting from a business combination be recognized in income from continuing operations in the period of the combination or directly in contributed capital, depending on the circumstances.  The adoption of SFAS 141R could have an impact on the cost allocation of future acquisitions and will require us to expense acquisition costs for future acquisitions.  We will evaluate the impact of SFAS 141R on our financial condition, results of operations and cash flows in the event future business combinations are consummated.

Effective June 1, 2009, we adopted the provisions of FSP SFAS No. 141R-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP SFAS 141R-1”).  FSP SFAS 141R-1 amended and clarified SFAS 141R.  FSP SFAS 141R-1 requires an acquirer to recognize at fair value, at the acquisition date, an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period.  If the fair value cannot be determined during the measurement period, an asset or a liability should be recognized at the acquisition date if the asset or liability can be reasonably estimated and if information available before the end of the measurement period indicates that it is probable that an asset existed or that a liability had been incurred at the acquisition date.  FSP SFAS 141R-1 amended the disclosure requirements of SFAS 141R to include business combinations that occur either during the current reporting period or after the reporting period but before the financial statements are issued.  The adoption of FSP SFAS 141R-1 did not have a material impact on our financial condition, results of operations or cash flows.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Effective June 1, 2009 we adopted the provisions of FSP Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”).  FSP EITF 03-6-1 addresses whether instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, Earnings per Share.  FSP EITF 03-6-1 clarifies that instruments granted in share-based payment transactions can be participating securities prior to vesting (that is, awards for which the requisite service had not yet been rendered).  Unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provisions of FSP SFAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FSP SFAS 142-3”).  FSP SFAS 142-3 is intended to improve the consistency between the useful life of recognized intangible assets under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the assets under SFAS 141R.  FSP SFAS 142-3 amended the factors an entity should consider in developing renewal or extension assumptions in determining the useful life of recognized intangible assets.  FSP SFAS 142-3 requires an entity to consider its own historical experience in renewing or extending similar arrangements, or to consider market participant assumptions consistent with the highest and best use of the assets if relevant historical experience does not exist.  In addition to the required disclosures under SFAS 142, FSP SFAS 142-3 requires disclosure of the entity’s accounting policy regarding costs incurred to renew or extend the term of recognized intangible assets, the weighted average period to the next renewal or extension, and the total amount of capitalized costs incurred to renew or extend the term of recognized intangible assets.  FSP SFAS 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008.  While the standard for determining the useful life of recognized intangible assets is to be applied prospectively only to intangible assets acquired after the effective date, the disclosure requirements shall be applied prospectively to all recognized intangible assets as of, and subsequent to, the effective date.  The adoption of FSP SFAS 142-3 did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provisions of FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP SFAS 157-4”).  FSP SFAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales.  It reaffirms what SFAS No. 157, Fair Value Measurements (“SFAS 157”) states, which is that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions.  Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.  The adoption of FSP SFAS 157-4 did not have a material effect on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted the provisions of SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 amended Accounting Research Bulletin 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  SFAS 160 also changed the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest.  It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non-controlling interest.  SFAS 160 requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated and requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent owners and the interests of the non-controlling owners of a subsidiary.  The adoption of SFAS 160 did not have a material effect on our financial condition, results of operations or cash flows.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Pending Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS Statement No. 162 (“SFAS 168”), which is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009.  SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff.  SFAS 168 will amend our disclosure for references to accounting guidance to include reference to the applicable section of the Codification.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  We do not anticipate that the adoption of SFAS 168 will have a material impact on our financial condition, results of operations or cash flows.

Note 2: Cash and cash equivalents and investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.  Investments consist of corporate and government bond funds and auction rate securities (“ARS”), and are carried at fair value.  As of August 31, 2009,  our investments other than ARS (which were transferred from investments available-for-sale to trading securities in November 2008) are designated as available-for-sale.  Previously, our ARS were classified as investments available-for-sale.  Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

We seek to establish a portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At August 31, 2009, we held $21,100, at cost, of ARS.  During the three months ended August 31, 2009, $500 of our ARS were redeemed at par value.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model incorporates various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

We have entered into an arrangement (the “Rights”) with UBS under which we can require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition.  We expect to sell our ARS under the Rights.  In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments.  We have not drawn any amounts under this line and have no current plans to do so.  UBS’s obligations under the Rights are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Rights.  UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Rights.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The Rights represent a firm commitment in accordance with SFAS 133, which defines a firm agreement as an agreement with an unrelated party, binding on both parties and usually legally enforceable, with the following characteristics:  a) the agreement specifies all significant terms, including the quantity to be exchanged, the fixed price, and the timing of the transaction, and b) the agreement includes a disincentive for nonperformance that is sufficiently large to make performance probable.  The enforceability of the Rights results in a put option and should be recognized as a free standing asset separate from the ARS.  The put option does not meet the definition of a derivative instrument under SFAS 133.  Therefore, we have elected to measure the put option at fair value under SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits an entity to elect the fair value option for recognized financial assets, in order to match the changes in the fair value of the ARS.  Unrealized gains and losses are included in earnings.  At August 31, 2009, the fair value of the put option was $1,421, compared to a fair value of $1,623 at May 31, 2009.  Accordingly, we recorded a $202 decrease in the fair value of the put option, included in interest income, net, in the consolidated statements of operations for the three months ended August 31, 2009.  We expect that future changes in the fair value of the put option will approximate fair value movements in the related ARS.

In connection with our acceptance of the Rights in November 2008, we transferred our ARS from investments available-for-sale to trading securities in accordance with SFAS No. 115, Accounting for Investments in Debt and Equity Securities.  The transfer to trading securities reflects our intent to exercise our put option.  During the three months ended August 31, 2009, the fair value of the trading securities increased, thereby reducing our unrealized loss to $1,421 from $1,623 at May 31, 2009.  We recorded an unrealized gain of $202 on our trading securities, included in interest income, net, in the consolidated statements of operations for the three months ended August 31, 2009 for the increase in fair value.

We record unrealized gains and losses on our available-for-sale securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets.  At August 31, 2009, our gross unrealized gains were $742 compared to gross unrealized gains of $292 at May 31, 2009.  Such unrealized gains did not affect net income for the applicable accounting period.

The following is a summary of available-for-sale securities:

	At August 31, 2009
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government bond fund	$13,896	$26	$-	$13,922
Corporate bond fund	14,000	716	-	14,716
	$27,896	$742	$-	$28,638

	At May 31, 2009
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government bond fund	$13,896	$25	$-	$13,921
Corporate bond fund	14,000	267	-	14,267
	$27,896	$292	$-	$28,188

We have no available-for-sale securities in an unrealized loss position.  Our available-for-sale securities held at August 31, 2009 are due in one year or less.

Note 3:  Fair Value Measurements

Effective June 1, 2008, we adopted SFAS 157. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  FSP SFAS 157-4 provides guidance on determining when market activity has decreased.  FSP SFAS 115-2 and SFAS 124-2 address other-than-temporary impairments for debt securities.  We adopted the provisions of SFAS 157, as amended by FSP SFAS 157-4 as well as FSP SFAS 115-2 and SFAS 124-2, beginning June 1, 2009.  SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

SFAS No. 107, Disclosure about Fair Value of Financial Instruments, as amended by FSP SFAS 107-1 and APB 28-1, requires disclosure of fair value of all financial instruments in interim financial statements as well as annual financial statements.

Cash and cash equivalents, accounts receivable and accounts payable – we consider the carrying values of these financial instruments to approximate fair value because of the short period of time between origination of the instruments and their expected realization.

Considerable judgment is necessary to develop estimated fair values of financial instruments.  Accordingly, the estimates presented herein are not necessarily indicative of the amounts we may realize on disposition of the financial instruments.  In accordance with the fair value hierarchy described above, the following tables show the fair value of our financial assets and liabilities that are required to be measured at fair value on a recurring basis:

	At August 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$22,767	$-	$-	$22,767
Government bond fund	13,922	-	-	13,922
Corporate bond fund	14,716	-	-	14,716
Auction rate securities	-	-	19,679	19,679
Put option	-	-	1,421	1,421
Foreign currency forward contract	-	(14)	-	(14)
Total assets measured at fair value	$51,405	$(14)	$21,100	$72,491

	At May 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$15,600	$-	$-	$15,600
Government bond fund	13,921	-	-	13,921
Corporate bond fund	14,267	-	-	14,267
Auction rate securities	-	-	19,977	19,977
Put option	-	-	1,623	1,623
Foreign currency forward contract	-	(81)	-	(81)
Total assets measured at fair value	$43,788	$(81)	$21,600	$65,307

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The fair value measurements for our money market funds, government bond fund and corporate bond fund were derived from quoted market prices in active markets and are included in Level 1 inputs.  Foreign currency forward contracts are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.  We value our ARS from quotes received from UBS that are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model incorporates various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The put option is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value from June 30, 2010 through July 2, 2012.  In order to value the put option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  Our ARS and put option are included in Level 3 inputs.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for the three months ended August 31, 2009:

	Three Months Ended August 31, 2009
	Put Option	Auction Rate Securities
Fair value at June 1, 2009	$1,623	$19,977
Settlements (at par)	-	(500)
Unrealized gains (losses) included in earnings	(202)	202
Fair value at August 31, 2009	$1,421	$19,679

The unrealized gains on our trading securities included in earnings attributable to the assets still held at August 31, 2009 was $164.  The unrealized losses on our put option included in earnings attributable to the assets still held August 31, 2009was $164.

Note 4: Stock Options and Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our prior stock option plans (those stock option plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 57 options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our prior stock option plans remain in effect according to their terms.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table represents stock option activity for the three months ended August 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2009	369	$10.39
Granted	-	-
Exercised	(5)	9.51
Forfeited/canceled	(253)	9.53
Outstanding at August 31, 2009	111	$12.40	1.22	$77
Vested and expected to vest at August 31, 2009	110	$12.35	1.21	$77
Vested and exercisable at August 31, 2009	103	$11.95	1.15	$77

There were no stock options granted during the three months ended August 31, 2009 and August 31, 2008.  The total fair value of shares vested during each of the three months ended August 31, 2009 and 2008 was $0.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $3 and $174 during the three months ended August 31, 2009 and 2008, respectively.  As of August 31, 2009 there was approximately $6 of total unrecognized compensation cost related to unvested share-based arrangements granted under our Plans.  The cost is expected to be recognized over a weighted-average period of 0.11 years.  Shares of newly issued common stock will be issued upon any exercise of stock options.

The following table represents restricted stock unit activity for the three months ended August 31, 2009:

	Shares	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2009	-	$-
Granted	145	9.88
Vested	(4)	(9.65)
Canceled	-	-
Nonvested at August 31, 2009	141	$9.88

No restricted stock was granted during the three months ended August 31, 2009, and 7 restricted shares were granted during the three months ended August 31, 2008.  145 restricted stock units were granted during the three months ended August 31, 2009, and no restricted stock units were granted during the three months ended August 31, 2008.  Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied.   As of August 31, 2009, we have unrecognized share-based compensation cost of approximately $1,337 associated with these awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.87 years.

The total fair value of shares that vested during the three months ended August 31, 2009 and 2008 was $37 and $25, respectively, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

We account for stock-based compensation in accordance with SFAS No. 123R, Share-Based Payment (“SFAS 123R”), which requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  Compensation expense is recognized over the period that an employee provides service in exchange for the award.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We use the Black-Scholes option pricing model to calculate the fair-value of each option grant.  Our computation of expected volatility is based on historical volatility.  Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The expected term represents the period that our option awards are expected to be outstanding and was determined based on historical experience of similar awards.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option at the date of grant.  Forfeitures are estimated at the date of grant based on historical experience.  We use the market price of our Common Stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.

We recorded $110 and $50 of stock-based compensation for employee stock options, restricted stock and restricted stock units, as part of selling, general and administrative expenses for the three months ended August 31, 2009 and 2008, respectively.  This compensation cost caused net income to decrease by $63 and $32 for the three months ended August 31, 2009 and 2008, respectively, and did not have a material impact on basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises for the three months ended August 31, 2009 and 2008 was $0 and $28, respectively.  Cash received from stock option exercises was $48 and $520 for the three months ended August 31, 2009 and 2008, respectively.

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

Our goodwill and intangibles at August 31, 2009 are the result of our acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2009 are as follows:

	Balance as of June 1, 2009 (net of amortization)	Amortization	Balance as of August 31, 2009
Goodwill	$3,109	$-	$3,109
Trade Name	411	-	411
Non-compete agreements	166	(25)	141
Customer relationships	157	(59)	98
	$3,843	$(84)	$3,759

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	August 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(909)	141
Customer relationships	3-4 years	1,014	(916)	98
		$2,475	$(1,825)	$650

	May 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(884)	166
Customer relationships	3-4 years	1,014	(857)	157
		$2,475	$(1,741)	$734

Amortization expense was $84 for the three months ended August 31, 2009 and 2008.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2010	$173
2011	66
$239

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $2,100 and $2,098 as of August 31, 2009 and May 31, 2009, respectively, and $5,393 and $3,824 as of August 31, 2008 and May 31, 2008, respectively, which we subsequently paid.  We accrued $0 and $3,593 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of August 31, 2009 and May 31, 2009, respectively, which amount we subsequently paid.  There were no comparable amounts for the prior year periods.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	August 31, 2009	May 31, 2009
Gross minimum lease payments receivable	$4,255	$3,247
Less – unearned interest	(229)	(193)
Net investment in sales-type lease receivables	$4,026	$3,054

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

Our equipment pool, based on acquisition cost, consisted of $285,375 of T&M equipment and $43,091 of DP equipment at August 31, 2009 and $293,866 of T&M equipment and $43,704 of DP equipment at May 31, 2009.

Revenues for these product groups were as follows for the three months ended August 31, 2009 and 2008:

	T&M	DP	Total
2009
Rentals and leases	$17,767	$3,980	$21,747
Sales of equipment and other revenues	9,895	559	10,454
	$27,662	$4,539	$32,201

2008
Rentals and leases	$20,669	$6,565	$27,234
Sales of equipment and other revenues	6,826	926	7,752
	$27,495	$7,491	$34,986

No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2009 and 2008.

Selected country information is presented below:

	Three Months Ended
	August 31,	August 31,
	2009	2008
Revenues: (1)
U.S.	$27,447	$29,833
Other (2)	4,754	5,153
Total	$32,201	$34,986
	As of
	August 31, 2009	May 31, 2009
Net Long-Lived Assets: (3)
U.S.	$143,700	$151,204
Other (2)	23,688	24,672
Total	$167,388	$175,876

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of other foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2009 and 2008:

	Three Months Ended
	August 31,	August 31,
	2009	2008

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,931	25,873
Effect of dilutive securities-options (1)	12	130
	23,943	26,003

Net income	$2,075	$4,371
Earnings per share:
Basic	$0.09	$0.17
Diluted	$0.09	$0.17

(1)  Excludes 69 and 38 options outstanding during the three months ended August 31, 2009 and 2008, respectively, for which the exercise price exceeded the average market price of our common stock during that period.

Note 10: Income Taxes

At May 31, 2009, we had unrecognized tax benefits of $3,943.  Unrecognized tax benefits increased by $457 in the three months ended August 31, 2009.  The increase in the unrecognized tax benefits is the result of a change in the accrual for prior year tax positions.

The unrecognized tax benefit at August 31, 2009, if recognized, would have no impact on the effective tax rate.  However, the derecognition of $1,243 related to the associated interest and penalties at August 31, 2009 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision.  We had accrued approximately $2,041 for the payment of interest and penalties as of August 31, 2009.

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

There were no additional unrecognized tax benefits for the three months ended August 31, 2009.  Absent a significant change in the value of the Canadian dollar, as compared to the U.S. dollar, we anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

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

We are subject to legal proceedings and business disputes involving ordinary and routine claims.  The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.  Estimates for losses from litigation are made after consultation with outside counsel.  If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.  We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12: Subsequent Events

We have evaluated all events subsequent to the balance sheet date of August 31, 2009 through October 7, 2009, the date of issuance of these unaudited condensed consolidated financial statements, and believe that there are no subsequent events that require disclosure under SFAS 165.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of August 31, 2009 and May 31, 2009 and the results of our operations for the three months ended August 31, 2009 and 2008, respectively, and cash flows for the three month periods ended August 31, 2009 and 2008.  This discussion should be read in conjunction with Management's Discussion and Analysis in Item 7, and the Risk Factors in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, to which the reader is directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first three months of fiscal 2010, 82% of our rental and lease revenues were derived from T&M equipment.  Although this percentage has increased compared to the first quarter of fiscal 2009, both our T&M and DP rental activity and rental rates have decreased, reflecting competitive pressures and the recession in the United States and the international markets that we serve.

For the first three months of fiscal 2010, rental revenues were 85% of our rental and lease revenue.  That percentage is the same as in the first three months of fiscal 2009, and reflected comparable declines in both our rental and lease revenues.

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

We sell used equipment in the normal course of business based on customer requirements.  Our sale of used equipment allows us to maintain our inventory with equipment that meets current technological standards and customer demand.  In addition, we are a party to distribution agreements with three leading manufacturers to sell basic T&M equipment to current and prospective customers through our distribution channel.

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

Our financial results for the three months ended August 31, 2009, were impacted by competitive pressure on rental rates and lower utilization rates due in large part to the recession in the U.S. and our major international markets.  The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors.  Consequently, while we continue to work at initiatives to expand revenue, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

Comparing the first three months of fiscal 2010 to the same period in fiscal 2009, our revenues decreased by 8.0% to $32.2 million, our operating profit decreased by 44.4% to $3.3 million and our net income decreased by 52.5% to $2.1 million.  Our rental and lease revenues decreased in our T&M and DP segments, due primarily to lower demand for leases and a decline in rental activity and rental rates due to the global recession and competitive pressures. Revenue also decreased in our foreign operations, with the exception of our European operation, which grew in the three months ended August 31, 2009.

Some of our key profitability measurements are presented in the table below for the three months ended August 31, 2009 and 2008:

	2009	2008
Net income per diluted common share (EPS)	$0.09	$0.17
Net income as a percentage of average assets (annualized)	3.1%	5.9%
Net income as a percentage of average tangible equity (annualized)	3.7%	7.0%

The decrease in our operating profit primarily reflects competitive pressures on rental rates and lower equipment utilization rates.  Although our operating profit declined, we reduced our selling, general and administrative expenses by $1.7 million for the three months ended August 31, 2009 compared to the three months ended August 31, 2008.  In response to the recession in the U.S. and our major international markets, we implemented several cost cutting measures in order to control or reduce our selling, general and administrative expenses.

The amount of our equipment on rent, based on acquisition cost, decreased 5.7% to $154.9 million at August 31, 2009 from $164.2 million at August 31, 2008.  Acquisition cost of equipment on lease decreased 14.8% to $28.2 million at August 31, 2009 from $33.1 million at August 31, 2008.  Average rental and lease rates for our T&M and DP segments declined by 14.5% and 1.8%, respectively, from August 31, 2008 to August 31, 2009.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 59.9% at August 31, 2009, compared to 61.4% at August 31, 2008.  Over the same period, utilization of our DP equipment pool decreased to 42.0% from 55.9%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Aug 31, 2009	May 31, 2009	Feb 28, 2009	Nov 30, 2008	Aug 31, 2008
Rentals and leases	$21,747	$22,515	$22,491	$26,155	$27,234
Sales of equipment and other revenues	10,454	7,488	7,568	9,278	7,752
Operating profit	3,331	3,523	3,047	4,839	5,986

Results of Operations

Comparison of Three Months Ended August 31, 2009 and August 31, 2008

Revenues

Total revenues for the three months ended August 31, 2009 and 2008 were $32.2 million and $35.0 million, respectively.  The 8% decrease in total revenues was due to a 20.1% decrease in rental and lease revenues, partially offset by a 34.9% increase in sales of equipment and other revenues.

Rental and lease revenues in the first quarter of fiscal 2010 were $21.7 million, compared to $27.2 million in the same period of the prior fiscal year.  This 20% decrease reflects a decline in our T&M and DP lease revenues, primarily due to lower demand, and a decrease in T&M and DP rental revenues due to decreased rental activity and rental rates based on competitive pressures and the global recession.

Sales of equipment and other revenues increased to $10.5 million for the three months ended August 31, 2009, compared to $7.8 million in the same period of the prior fiscal year.  This 35% increase is primarily due to an increase in used equipment sales in our T&M business, in both North America and our foreign operations, and an increase in finance lease activity, reflecting continued development, both in terms of personnel and marketing, of our vendor leasing program that provides customers with flexible financing alternatives.

Operating Expenses

Depreciation of rental and lease equipment decreased to $10.8 million, or 49.6% of rental and lease revenues, in the first quarter of fiscal 2010, from $11.6 million, or 42.5% of rental and lease revenues, in the first quarter of fiscal 2009.  The decreased depreciation expense in fiscal 2010 was due to a lower average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases as well as lower utilization rates.

Costs of revenues other than depreciation increased 44.7% to $7.8 million in the first quarter of fiscal 2010 from $5.4 million in the prior year period.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 71.6% in the first quarter of fiscal 2010 from 65.2% in the first quarter of fiscal 2009.  This increase reflects a decline in our used equipment sales margin, reflecting competitive pressures and the global recession, and increased finance leases, which carry a lower margin.  Our sales margin is expected to continue to fluctuate quarterly depending on growth in our finance leases and distribution sales, the impact of competition and the global recession on our used equipment sales, and customer requirements and funding.

Selling, general and administrative expenses decreased 15% to $10.3 million in the first quarter of fiscal 2010, compared to $12.1 million in the first quarter of fiscal 2009.  Our selling, general and administrative expenses decreased primarily due to a decline in personnel and certain employee benefit and selling costs because we implemented several cost cutting measures in response to the global recession.  As a result of these measures, even though our revenue declined, we reduced selling, general and administrative expenses as a percentage of total revenues to 32.0% in the first quarter of fiscal 2010 from 34.4% in the first quarter of fiscal 2009.

Interest Income, Net

Interest income, net, was $0.3 million for the first quarter of fiscal 2010 compared to $0.6 million in the same period of the prior fiscal year.  The decrease reflects decreases in prevailing interest rates.  Interest income, net, includes $0.2 million of unrealized losses on our put option.  In addition, interest income, net, includes $0.2 million of unrealized gains on our investments, trading.

Income Tax Provision

Our effective tax rate was 43.0% in the first quarter of fiscal 2010, compared to 33.5% for the same period in fiscal 2009.  The increase is due primarily to a decline in the proportion of foreign subsidiary income, which is subject to lower tax rates, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.  In addition, the fiscal 2009 effective rate was reduced by changes in estimated tax exposures.  There was no such effect in fiscal 2010.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements are purchases of rental and lease equipment.  We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $9.3 million of rental and lease equipment during the first three months of fiscal 2010 and $15.7 million during the first three months of fiscal 2009.  In response to reduced customer demand in the current economic downturn, purchases in the first three months of fiscal 2010 were 40.6% lower than the same period for fiscal 2009.

Share Repurchases and Dividends

We periodically repurchase shares of our common stock which are then retired and returned to the status of authorized but unissued stock.  During the three months ended August 31, 2009 and 2008, we repurchased 43,014 and 208,756 shares of our common stock, respectively, for $0.4 million and $2.6 million, respectively, at an average price per share of $8.94 and $12.50, respectively.  We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

During the three months ended August 31, 2009 and 2008, we paid dividends of $0.15 per common share, or $0.60 per annum, amounting to an aggregate of $3.6 million and $3.9 million, respectively.  We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents and Investments

At August 31, 2009, we held $21.1 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.  The fair value of our ARS at August 31, 2009 was $19.7 million.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

On November 6, 2008, we accepted an offer from UBS providing us with rights related to our ARS (the “Rights”).  The Rights permit us to require UBS to purchase our ARS at par value, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time from June 30, 2010 through July 2, 2012.  Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition.  We expect to sell our ARS under our agreement with UBS.

Given the approximately $58.0 million of cash and cash equivalents and investments available-for-sale that we held as of August 31, 2009 (primarily U.S. Treasury money market funds and corporate and government bond funds), and our lack of bank debt as of that date, we expect to be able to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

Cash Flows and Credit Facilities

During the first three months of fiscal 2010 and fiscal 2009, net cash provided by operating activities was $10.5      million and $18.7 million, respectively.  The decrease in operating cash flow was due primarily to:  a decline in net income of $2.3 million for the three months ended August 31, 2009 compared to the three months ended August 31, 2008; a $0.8 million increase in accounts receivable for the three months ended August 31, 2009 compared to a decrease of $2.7 million in the same period of the prior fiscal year; and a decrease in depreciation and amortization expense to $11.1 million for the three months ended August 31, 2009 from $11.9 million for the three months ended August 31, 2008.

During the three months ended August 31, 2009 net cash provided by investing activities was $0.6 million compared to $9.3 million of net cash used in investing activities for the same period of fiscal 2009.  The decrease in net cash used in investing activities is mainly due to a decrease in payments for the purchase of rental and lease equipment to $9.3 million for the three months ended August 31, 2009 compared to $15.7 million for the three months ended August 31, 2008, and an increase in proceeds from sale of rental and lease equipment to $9.4 million for the three months ended August 31, 2009 compared to $6.4 million for the three months ended August 31, 2008.

Net cash used in financing activities decreased to $4.0 million for the three months ended August 31, 2009 from $6.0 million for the three months ended August 31, 2008, due to a decrease in payments for the repurchase of common stock to $0.4 million for the three months ended August 31, 2009 compared to $2.6 million for the three months ended August 31, 2008.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments.  We have not drawn any amounts under this line and have no current plans to do so.  We had no bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2009.

We believe that based on our current cash and cash equivalents and investments available-for-sale balance of $58.0 million at August 31, 2009 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flows, or financial flexibility or our ability to fund our operations, including our dividends.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  The exact timing of reversal or settlement of our FIN 48 liabilities of $6.4 million could not be reasonably estimated at the end of the current fiscal quarter.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, allowance for doubtful accounts and income taxes, and adjust them as appropriate.  These estimates are based on our historical experience and on various other assumptions we believed to be reasonable under the circumstances.

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

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  We have not made any material changes to these policies as previously disclosed.

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in “Part II.  Item 1A.  Risk Factors” and Item 3. "Quantitative and Qualitative Disclosures About Market Risk ," as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009 (including the "Risk Factors" discussed in Item 1A to that document), and our other filings with the Securities and Exchange Commission.  The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance.  We operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first three months of fiscal 2010, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of our business, we are involved in various claims and legal proceedings.  We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first nine months of fiscal 2009, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share
June 1, 2009 – June 30, 2009	-	-
July 1, 2009 – July 31, 2009	43,014	$8.94
August 1, 2009 – August 31, 2009	-	-
Total	43,014	$8.94

All of these common stock repurchases were made in open-market transactions and not pursuant to any publicly announced plans.  We may choose to make additional open-market or other purchases of our common stock in the future, but have no commitment to do so.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  October 7, 2009

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)