Form 10-Q
period 2009-11-30
ELECTRO RENT CORP
filed 2009-12-18
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2009 or

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

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of December 16, 2009 was 23,919,508.

ELECTRO RENT CORPORATION
FORM 10-Q
November 30, 2009

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2009	2008	2009	2008

Revenues:
Rentals and leases	$23,329	$26,155	$45,076	$53,389
Sales of equipment and other revenues	13,248	9,278	23,702	17,030

Total revenues	36,577	35,433	68,778	70,419

Operating expenses:
Depreciation of rental and lease equipment	10,473	11,555	21,268	23,139
Costs of revenues other than deprecation of rental
and lease equipment	9,853	6,985	17,620	12,351
Selling, general and administrative expenses	10,357	12,054	20,665	24,104

Total operating expenses	30,683	30,594	59,553	59,594

Operating profit	5,894	4,839	9,225	10,825

Interest income, net	1,048	632	1,356	1,223

Income before income taxes	6,942	5,471	10,581	12,048

Income tax provision	2,931	1,977	4,495	4,183

Net income	$4,011	$3,494	$6,086	$7,865

Earnings per share:
Basic	$0.17	$0.14	$0.25	$0.31
Diluted	$0.17	$0.14	$0.25	$0.31

Shares used in per share calculation:
Basic	23,918	25,420	23,925	25,646
Diluted	23,959	25,511	23,968	25,756

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	November 30,	May 31,
	2009	2009
ASSETS

Cash and cash equivalents	$58,799	$22,215
Investments available-for-sale, at fair value (cost of $27,896)	-	28,188
Investments, trading, at fair value (cost of $20,875 and $21,600)	19,365	19,977
Put option	1,510	1,623
Accounts receivable, net of allowance for doubtful accounts of $464 and $317	19,863	16,271
Rental and lease equipment, net of accumulated depreciation of $177,032 and $179,318	144,477	158,252
Other property, net of accumulated depreciation and amortization of $15,585 and $15,207	13,435	13,781
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,909 and $1,741	566	734
Other	11,570	7,184
	$272,694	$271,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$3,228	$3,291
Accrued expenses	13,557	15,023
Deferred revenue	4,553	4,281
Deferred tax liability	20,407	19,986
Total liabilities	41,745	42,581

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000;
issued and outstanding November 30, 2009 - 23,919,508;
May 31, 2009 - 23,953,540	32,804	32,596
Accumulated other comprehensive income, net of tax	-	176
Retained earnings	198,145	195,981
Total shareholders' equity	230,949	228,753
	$272,694	$271,334

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	November 30,
	2009	2008

Cash flows from operating activities:
Net income	$6,086	$7,865
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	21,844	23,725
Put option loss (gain)	113	(3,031)
Unrealized holding (gain) loss for trading securities	(113)	3,031
Remeasurement loss	65	483
Provision for losses on accounts receivable	272	184
Realized gain on sale of investments available-for-sale	(841)	-
Gain on sale of rental and lease equipment	(6,068)	(4,454)
Stock compensation expense	271	90
Excess tax benefit for share based compensation	-	(44)
Deferred tax liability	537	1,975
Changes in operating assets and liabilities:
Accounts receivable	(3,710)	1,331
Other assets	(4,378)	(727)
Accounts payable	(551)	664
Accrued expenses	1,928	275
Deferred revenue	255	(115)
Net cash provided by operating activities	15,710	31,252

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	21,530	14,389
Payments for purchase of rental and lease equipment	(22,485)	(31,213)
Redemptions of investments	29,462	800
Payments for purchase of other property	(62)	(186)
Net cash provided by (used in) investing activities	28,445	(16,210)

Cash flows from financing activities:
Proceeds from issuance of common stock	106	652
Excess tax benefit for stock options exercised	-	44
Payments for repurchase of common stock	(395)	(16,376)
Payment of dividends	(7,180)	(7,762)
Net cash used in financing activities	(7,469)	(23,442)

Net increase (decrease) in cash and cash equivalents	36,686	(8,400)
Effect of exchange rate changes on cash	(102)	(90)
Cash and cash equivalents at beginning of period	22,215	50,964
Cash and cash equivalents at end of period	$58,799	$42,474

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures, which are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on
Form 10-K filed with the SEC on August 10, 2009.

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

Effective September 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification”) became the single source of authoritative GAAP in the United States of America. The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure. Certain SEC guidance that is included in SEC guidelines is also included in the FASB Codification and follows a similar topical structure in separate SEC sections. Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new FASB Codification references.

Foreign Currency

Effective June 1, 2009, we adopted new accounting guidance intended to improve financial reporting disclosures about derivative instruments and hedging activities. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows. We applied the requirements of the new guidance on a prospective basis. Accordingly, disclosures related to interim periods prior to the date of adoption have not been presented.

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

On occasion, we have entered into forward contracts designated as hedges against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. Such derivative instruments, not designated as hedging instruments, are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our condensed consolidated statements of operations.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The fair value of our foreign exchange forward contracts in the consolidated balance sheet as of November 30, 2009 is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value
Foreign exchange forward contracts	Accrued Expenses	$21

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$78	$165

Recently Adopted Accounting Pronouncements

Effective June 1, 2009, we adopted accounting guidance on interim disclosures about fair value of financial instruments. This guidance relates to fair value disclosures for any financial instrument not currently reflected on the balance sheet at fair value, and requires quarterly disclosures of qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted accounting guidance for determining fair value when there is no active market or where the price inputs being used represent distressed sales. This guidance reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted accounting guidance on management’s assessment of subsequent events, including guidance on the scope and timing. This guidance defines which types of subsequent events should be recognized in the financial statements and the extent to which an entity should disclose information regarding subsequent events. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted accounting guidance for other-than-temporary impairments. This guidance changed the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings as well as expanded and increased the frequency of existing disclosures about other-than-temporary impairments of debt and equity securities. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted accounting guidance on business combinations. This guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post acquisition exit activities of acquired businesses. In addition, this new guidance will require us to expense acquisition costs for future acquisitions. We will evaluate the impact of this guidance on our financial condition, results of operations and cash flows in the event future business combinations are consummated.

Effective June 1, 2009, we adopted accounting guidance on determining the useful life of intangible assets. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and adds certain disclosures for an entity’s accounting policy regarding treatment of the costs, period of extension, and total costs incurred. We applied this new guidance prospectively to all recognized intangible assets. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Effective June 1, 2009 we adopted accounting guidance addressing accounting for instruments granted in share-based payments. This guidance defines which types of instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share. This guidance requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of the guidance. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Effective June 1, 2009, we adopted accounting guidance on non-controlling interests in consolidated financial statements. The new accounting guidance requires that a noncontrolling interest in the equity of a subsidiary be accounted for and reported as equity, provides revised guidance on the treatment of net income and losses attributable to the noncontrolling interest and changes in ownership interests in a subsidiary, and requires additional disclosures that identify and distinguish between the interests of the controlling and noncontrolling owners. The adoption of the new guidance did not have a material effect on our financial condition, results of operations or cash flows.

Effective September 1, 2009, we adopted guidance on fair value measurements and disclosures, which provides clarification that, in the absence of a quoted price for a liability, companies may apply methods that use the quoted price of an investment traded as an asset or other valuation techniques consistent with the fair-value measurement principle. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

Pending Accounting Pronouncements

In September 2009, the FASB issued an update of the existing multiple-element revenue arrangements guidance, which revises the existing guidance and changes the determination of when the individual deliverables included in a multiple-element revenue arrangement may be treated as separate units of accounting, modifies the manner in which the transaction consideration is allocated across the separately identified deliverables and expands the disclosures required for multiple-element revenue arrangements. This guidance will be effective for fiscal years beginning on or after June 15, 2010. We will be required to adopt this guidance beginning with our first quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Note 2: Cash and Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented. Investments available-for-sale consist of corporate and government bond funds, while our investments, trading consist of auction rate securities (“ARS”). Our investments are carried at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

We seek to establish a portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At November 30, 2009, we held $20,875, at cost, of ARS. During the three and six months ended November 30, 2009, $225 and $725, respectively, of our ARS were redeemed at par value. Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government. Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes. We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model incorporates various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

In November 2008, we entered into a settlement agreement (“Agreement”) with UBS. By accepting the Agreement, we received the right (“Put Option”) to sell our ARS at par value to UBS, which is defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. Conversely, UBS has the right, in its discretion, to purchase or sell our ARS at any time until July 2, 2012, so long as we receive a payment at par value upon any sale or disposition. We expect to sell our ARS under the Agreement. In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments. We have not drawn any amounts under this line and have no current plans to do so. UBS’s obligations under the Agreement are not secured by its assets and do not require UBS to obtain any financing to support its performance obligations under the Agreement. UBS has disclaimed any assurance that it will have sufficient financial resources to satisfy its obligations under the Agreement. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS. Simultaneously, we transferred our ARS from investments available-for-sale to trading securities. The transfer to trading securities reflects our intent to exercise our Put Option. The fair value of the trading securities and Put Option are determined by pricing models (see Note 3).

We record unrealized gains and losses on our available-for-sale securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets. Realized gains and losses on our available-for-sale debt securities are recorded in interest income, net, in our condensed consolidated statements of operations. During the six months ended November 30, 2009, we sold available-for-sale securities and recorded a realized gain of $841, included in interest income, net. At May 31, 2009, the gross unrealized gains included in other comprehensive income with respect to our available-for-sale securities was $292. Such unrealized gains did not affect net income for the applicable accounting period.

The following is a summary of available-for-sale securities:

	At May 31, 2009
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
Government bond fund	$13,896	$25	$-	$13,921
Corporate bond fund	14,000	267	-	14,267
	$27,896	$292	$-	$28,188

Note 3:  Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities and foreign currency derivatives.  The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

	At November 30, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$54,722	$-	$-	$54,722
Auction rate securities	-	-	19,365	19,365
Put option	-	-	1,510	1,510
Foreign currency forward contract	-	(21)	-	(21)
Total assets measured at fair value	$54,722	$(21)	$20,875	$75,576

	At May 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$15,600	$-	$-	$15,600
Government bond fund	13,921	-	-	13,921
Corporate bond fund	14,267	-	-	14,267
Auction rate securities	-	-	19,977	19,977
Put option	-	-	1,623	1,623
Foreign currency forward contract	-	(81)	-	(81)
Total assets measured at fair value	$43,788	$(81)	$21,600	$65,307

The fair value measurements for our money market funds, government bond fund and corporate bond fund were derived from quoted market prices in active markets and are included in Level 1 inputs.  Foreign currency forward contracts, which are financial instruments that do not qualify as hedges, are valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.  We value our ARS from quotes received from UBS that are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model incorporates various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The Put Option is a free standing asset separate from the ARS, and represents our contractual right to require UBS to purchase our ARS at par value from June 30, 2010 through July 2, 2012.  In order to value the Put Option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  Our ARS and Put Option are included in Level 3 inputs.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three months ended November 30,
	2009		2008
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$1,421	$19,679	$-	$22,644
Issuance of Put	-	-	1,891	-
Settlements (at par)	-	(225)	-	(800)
Unrealized gains (losses) included in interest income, net	89	(89)	1,140	(2,075)
Fair value at end of period	$1,510	$19,365	$3,031	$19,769

	Six months ended November 30,
	2009		2008
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$1,623	$19,977	$-	$22,601
Issuance of Put	-	-	1,891	-
Settlements (at par)	-	(725)	-	(800)
Unrealized gains (losses) included in interest income, net	(113)	113	1,140	(2,032)
Fair value at end of period	$1,510	$19,365	$3,031	$19,769

At November 30, 2009, we included in earnings unrealized gains of $51 attributable to the remaining ARS we held on that date and unrealized losses of $51 attributable to our Put Option on those securities.

Note 4: Stock Options and Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our prior stock option plans (those stock option plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 44 options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our prior stock option plans remain in effect according to their terms.

Pursuant to the Plans, we have granted incentive and non-statutory stock options to directors, officers and key employees at prices not less than 100% of the fair market value on the date of grant.  Stock options are exercisable at various dates over a five-year or ten-year period from the date of grant.  The Plans provide for a variety of vesting dates with the majority of the stock options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table represents stock option activity for the six months ended November 30, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2009	369	$10.39
Granted	-	-
Exercised	(10)	10.54
Forfeited/canceled	(261)	9.59
Outstanding at November 30, 2009	98	$12.50	1.12	$75
Vested and expected to vest at November 30, 2009	98	$12.50	1.12	$75
Vested and exercisable at November 30, 2009	98	$12.50	1.12	$75

There were no stock options granted during the three and six months ended November 30, 2009 and 2008.  The total fair value of shares vested was $54 for the three and six months ended November 30, 2009, compared to $99 for the three and six months ended November 30, 2008.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, and was $0 and $3 during the three and six months ended November 30, 2009, respectively, and $59 and $233 during the three and six months ended November 30, 2008, respectively.  As of November 30, 2009, there was no remaining unrecognized compensation cost related to unvested stock options granted under our Plans.  Shares of newly issued common stock will be issued upon any exercise of stock options.

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied.  The following table represents restricted stock unit activity for the six months ended November 30, 2009:

	Shares	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2009	-	$-
Granted	158	10.02
Vested	(8)	(10.42)
Canceled	-	-
Nonvested at November 30, 2009	150	$10.00

No restricted stock was granted during the three and six months ended November 30, 2009, and 0 and 7 restricted shares were granted during the three and six months ended November 30, 2008, respectively.  We granted 13 and 158 restricted stock units during the three and six months ended November 30, 2009, respectively.  There were no restricted stock units granted during the three and six months ended November 30, 2008.  As of November 30, 2009, we have unrecognized share-based compensation cost of approximately $1,332 associated with the restricted stock and restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.4 years.

The total fair value of shares that vested during the three and six months ended November 30, 2009 was $50 and $87, respectively, and $22 and $48 during the three and six months ended November 30, 2008, respectively, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Accounting guidance requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  Compensation expense is recognized over the period that an employee provides service in exchange for the award.

We use the Black-Scholes option pricing model to calculate the fair-value of any option grant.  Our computation of expected volatility is based on historical volatility.  Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The expected term represents the period that our option awards are expected to be outstanding and was determined based on historical experience of similar awards.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option at the date of grant.  Forfeitures are estimated at the date of grant based on historical experience.  We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.

We recorded $161 and $271 of stock-based compensation as part of selling, general and administrative expenses for the three and six months ended November 30, 2009, respectively, compared to $40 and $90 for the three and six months ended November 30, 2008, respectively.  Stock-based compensation cost caused net income to decrease by $93 and $155 for the three and six months ended November 30, 2009, respectively, compared to $25 and $57 for the three and six months ended November 30, 2008, respectively, and did not have a material impact on our basic or diluted earnings per share.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises for the six months ended November 30, 2009 and 2008 was $0 and $44, respectively.  Cash received from stock option exercises was $107 and $652 for the six months ended November 30, 2009 and 2008, respectively.

Note 5: Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired.  Identifiable intangible assets consist of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets.

Our goodwill and intangibles at November 30, 2009 are the result of our acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2009 are as follows:

	Balance as of June 1, 2009 (net of amortization)	Amortization	Balance as of November 30, 2009
Goodwill	$3,109	$-	$3,109
Trade name	411	-	411
Non-Compete agreements	166	(50)	116
Customer relationships	157	(118)	39
	$3,843	$(168)	$3,675

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	November 30, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(934)	116
Customer relationships	3-4 years	1,014	(975)	39
		$2,475	$(1,909)	$566

	May 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	-	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(884)	166
Customer relationships	3-4 years	1,014	(857)	157
		$2,475	$(1,741)	$734

Amortization expense was $84 and $168 for the three and six months ended November 30, 2009, respectively, compared to $83 and $167 for the three and six months ended November 30, 2008, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2010	$89
2011	66
$155

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $2,568 and $2,098 as of November 30, 2009 and May 31, 2009, respectively, and $5,477 and $3,824 as of November 30, 2008 and May 31, 2008, respectively, which we subsequently paid.  We accrued $0 and $3,593 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of November 30, 2009 and May 31, 2009, respectively, which amount we subsequently paid.  There were no comparable amounts for the prior year periods.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	November 30, 2009	May 31, 2009
Gross minimum lease payments receivable	$7,593	$3,247
Less – unearned interest	(457)	(193)
Net investment in sales-type lease receivables	$7,136	$3,054

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 8: Segment Reporting and Related Disclosures

Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available.  In accordance with this guidance, we have identified two operating segments:  the rental, lease and sale of test and measurement (“T&M”) and DP equipment.

Although we have separate operating segments for T&M and DP equipment, these two segments are aggregated into a single reportable segment because they have similar economic characteristics and qualitative factors.  The T&M and DP segments have similar long-term average gross margins, and they both rent, lease and sell electronic equipment to large corporations, purchase directly from major manufacturers, configure and calibrate the equipment, and ship directly to customers.

Our equipment pool, based on acquisition cost, consisted of $279,326 of T&M equipment and $42,183 of DP equipment at November 30, 2009 and $293,866 of T&M equipment and $43,704 of DP equipment at May 31, 2009.

Revenues for these product groups were as follows for the three months ended November 30, 2009 and 2008:

	T&M	DP	Total
2009
Rentals and leases	$19,055	$4,274	$23,329
Sales of equipment and other revenues	12,581	667	13,248
	$31,636	$4,941	$36,577

2008
Rentals and leases	$20,441	$5,714	$26,155
Sales of equipment and other revenues	8,430	848	9,278
	$28,871	$6,562	$35,433

Revenues for these product groups were as follows for the six months ended November 30, 2009 and 2008:

	T&M	DP	Total
2009
Rentals and leases	$36,822	$8,254	$45,076
Sales of equipment and other revenues	22,476	1,226	23,702
	$59,298	$9,480	$68,778

2008
Rentals and leases	$41,110	$12,279	$53,389
Sales of equipment and other revenues	15,256	1,774	17,030
	$56,366	$14,053	$70,419

No single customer accounted for more than 10% of total revenues during the three and six months ended November 30, 2009 and 2008.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2009	2008	2009	2008
Revenues: (1)
U.S.	$31,058	$30,466	$58,506	$60,299
Other (2)	5,519	4,967	10,272	10,120
Total	$36,577	$35,433	$68,778	$70,419

			November 30, 2009	May 31, 2009
Net Long-Lived Assets: (3)
U.S.			$138,451	$151,204
Other (2)			23,136	24,672
Total			$161,587	$175,876

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	November 30,	November 30,	November 30,	November 30,
	2009	2008	2009	2008

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,918	25,420	23,925	25,646
Effect of dilutive securities-options (1)	41	91	43	110
	23,959	25,511	23,968	25,756

Net income	$4,011	$3,494	$6,086	$7,865
Earnings per share:
Basic	$0.17	$0.14	$0.25	$0.31
Diluted	$0.17	$0.14	$0.25	$0.31

(1)  Excludes 54 options outstanding during the three and six months ended November 30, 2009, and 38 and 37 during the three and six months ended November 30, 2008, respectively, for which the exercise price exceeded the average market price of our common stock during that period.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 10: Income Taxes

At May 31, 2009, we had unrecognized tax benefits of $3,943.  Unrecognized tax benefits increased by $693 in the six months ended November 30, 2009.  The increase in the unrecognized tax benefits is the result of changes in the accrual for prior year tax positions and foreign currency rates for the six months ended November 30, 2009.

The unrecognized tax benefit at November 30, 2009, if recognized, would have no impact on our effective tax rate.  However, the derecognition of $1,340 related to the associated interest and penalties at November 30, 2009 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision.  We had accrued approximately $2,201 for the payment of interest and penalties as of November 30, 2009.

We are subject to U.S. federal taxation and taxation in various U.S. states and foreign jurisdictions.  While we have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2006, we are currently under examination for fiscal 2007.  Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

Other than as described above, there were no unrecognized tax benefits for the six months ended November 30, 2009.  Absent a significant change in foreign currency rates as compared to the U.S. dollar, we anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.

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

We are subject to legal proceedings and business disputes involving ordinary routine legal proceedings and claims incidental to our business.  The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements.  Estimates for losses from litigation are made after consultation with outside counsel.  If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense.  We are not involved in any pending or threatened legal proceedings, other than ordinary routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12: Subsequent Events

During the second quarter of fiscal 2010 we entered into an agreement with Agilent Technologies (“Agilent”) whereby we will become Agilent’s sole Authorized Technology Partner for the United States and Canada.  The agreement, effective December 1, 2009, will provide customers an additional way to purchase Agilent’s electronic test and measurement products.  We plan to add more than 50 people to our sales and support staff to serve these customers and we expect the agreement will be material to our operations.

We evaluated subsequent events through December 18, 2009, the date the financial statements were issued.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of November 30, 2009 and May 31, 2009 and the results of our operations for the three and six months ended November 30, 2009 and 2008, respectively, and cash flows for the six month periods ended November 30, 2009 and 2008.  This discussion should be read in conjunction with Management's Discussion and Analysis in Item 7, and the Risk Factors in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, to which the reader is directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first six months of fiscal 2010, 82% of our rental and lease revenues were derived from T&M equipment.  Although this percentage has increased compared to the first six months of fiscal 2009, both our T&M and DP rental revenues have declined, primarily due to a decline in rental rates, reflecting competitive pressures and the recession in the United States and the international markets that we serve.  The decrease in rental rates was partially offset by an increase in rental activity.

For the first six months of fiscal 2010, rental revenues were 86% of our rental and lease revenue.  That percentage is the same as in the first six months of fiscal 2009, and reflected comparable declines in both our rental and lease revenues.

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

Our financial results for the six months ended November 30, 2009 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in equipment on rent and a decline in our rental pool due to increased equipment sales.  The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors.  Consequently, while we continue to work at initiatives to expand revenue, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

Agreement with Agilent Technologies

During the second quarter of fiscal 2010 we entered into an agreement with Agilent Technologies (“Agilent”) whereby we will become Agilent’s sole Authorized Technology Partner for the United States and Canada.  The agreement, effective December 1, 2009, will provide customers an additional way to purchase Agilent’s electronic test and measurement products.  We plan to add more than 50 people to our sales and support staff to serve these customers and we expect the agreement will be material to our operations.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

Comparing the first six months of fiscal 2010 to the same period in fiscal 2009, our revenues decreased by 2.3% to $68.8 million, our operating profit decreased by 14.8% to $9.2 million and our net income decreased by 22.6% to $6.1 million.  Our rental and lease revenues decreased in our T&M and DP segments, both in North America and our foreign operations, due primarily to lower demand for leases and a decline in rental rates, reflecting the global recession and competitive pressures.  This decrease was partially offset by an increase in sales and rental activity.

Some of our key profitability measurements are presented in the table below for the six months ended November 30, 2009 and 2008:

	2009	2008
Net income per diluted common share (EPS)	$0.25	$0.31
Net income as a percentage of average assets (annualized)	4.5%	5.5%
Net income as a percentage of average tangible equity (annualized)	5.4%	6.5%

In response to the recession in the U.S. and our major international markets, we implemented several cost cutting measures in order to control or reduce our selling, general and administrative expenses.  As a result, we reduced our selling, general and administrative expenses by $3.4 million, or 14.3%, for the six months ended November 30, 2009 compared to the six months ended November 30, 2008.  However, because of the increased proportion of revenues from sales, our operating profit declined.

The amount of our equipment on rent, based on acquisition cost, increased 1.1% to $157.1 million at November 30, 2009 from $155.4 million at November 30, 2008.  Acquisition cost of equipment on lease decreased 10.3% to $28.4 million at November 30, 2009 from $31.6 million at November 30, 2008.  Average rental rates for our T&M and DP segments declined by 10.1% from November 30, 2008 to November 30, 2009.  Average lease rates for our T&M and DP segments remained unchanged for the same period.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 64.8% at November 30, 2009, compared to 57.9% at November 30, 2008.  Over the same period, utilization of our DP equipment pool decreased to 46.2% from 46.3%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Nov 30, 2009	Aug 31, 2009	May 31, 2009	Feb 28, 2009	Nov 30, 2008
Rentals and leases	$23,329	$21,747	$22,515	$22,491	$26,155
Sales of equipment and other revenues	13,248	10,454	7,488	7,568	9,278
Operating profit	5,894	3,331	3,523	3,047	4,839

Results of Operations

Comparison of Three Months Ended November 30, 2009 and November 30, 2008

Revenues

Total revenues for the three months ended November 30, 2009 and 2008 were $36.6 million and $35.4 million, respectively.  The 3.2% increase in total revenues was due to a 42.8% increase in sales of equipment and other revenues, partially offset by a 10.8% decrease in rental and lease revenues.

Rental and lease revenues in the second quarter of fiscal 2010 were $23.3 million, compared to $26.2 million in the same period of the prior fiscal year.  This 10.8% decrease reflects a decline in our T&M and DP lease revenues, primarily due to lower demand for leases and a decrease in T&M and DP rental revenues due to decreased rental rates, based on competitive pressures and the global recession.  This decrease was partially offset by an increase in rental activity.

Sales of equipment and other revenues increased to $13.2 million for the three months ended November 30, 2009, compared to $9.3 million in the same period of the prior fiscal year.  This 42.8% increase is primarily due to an increase in used equipment sales in our T&M business, and increased finance lease activity, reflecting a large sale to a customer, and continued development of our vendor leasing program that provides customers with flexible financing alternatives.

Operating Expenses

Depreciation of rental and lease equipment decreased to $10.5 million, or 44.9% of rental and lease revenues, in the second quarter of fiscal 2010, from $11.6 million, or 44.2% of rental and lease revenues, in the second quarter of fiscal 2009.  The decreased depreciation expense in fiscal 2010 was due to a lower average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases.

Costs of revenues other than depreciation increased 41.1% to $9.9 million in the second quarter of fiscal 2010 from $7.0 million in the same period of the prior fiscal year.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which decreased to 72.0% in the second quarter of fiscal 2010, compared to 72.2% in the second quarter of fiscal 2009.  Although our used equipment sales margin decreased, reflecting competitive pressures and the global recession, our finance lease margin increased, primarily due to the large sale noted above.  Our sales margin is expected to continue to fluctuate quarterly depending on growth in our finance leases, distribution sales, and sales in connection with our new agreement with Agilent.  Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses decreased 14.1% to $10.4 million in the second quarter of fiscal 2010, compared to $12.1 million in the second quarter of fiscal 2009.  Our selling, general and administrative expenses decreased primarily due to a decline in personnel and certain employee benefit and selling costs because we implemented several cost-cutting measures in response to the global recession.  As a result of these measures, even though our revenue declined, we reduced selling, general and administrative expenses as a percentage of total revenues to 28.3% in the second quarter of fiscal 2010 from 34.0% in the second quarter of fiscal 2009.

Interest Income, Net

Interest income, net, was $1.0 million for the second quarter of fiscal 2010 compared to $0.6 million in the same period of the prior fiscal year.  The increase reflects a realized gain of $0.8 million on the sale of our investments available-for-sale, offsetting decreases in prevailing interest rates.  Interest income, net, includes $0.1 million of unrealized gains on our put option to UBS AG (“UBS”).  In addition, interest income, net, includes $0.1 million of unrealized losses on our investments, trading.

Income Tax Provision

Our effective tax rate was 42.2% in the second quarter of fiscal 2010, compared to 36.1% for the same period in fiscal 2009.  The increase is due primarily to a decline in the proportion of foreign subsidiary income, which is subject to lower tax rates, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.  In addition, the fiscal 2009 tax effective rate was reduced by changes in estimated tax exposures.  There was no such effect in fiscal 2010.

Comparison of Six Months Ended November 30, 2009 and November 30, 2008

Revenues

Total revenues for the six months ended November 30, 2009 and 2008 were $68.8 million and $70.4 million, respectively. The 2.3% decrease in total revenues was due to a 15.6% decrease in rental and lease revenues, partially offset by a 39.2% increase in sales of equipment and other revenues.

Rental and lease revenues in the first six months of fiscal 2010 were $45.1 million, compared to $53.4 million in the same period of the prior fiscal year.  This 15.6% decrease reflects a decline in our T&M and DP lease revenues, primarily due to lower demand for leases, and a decrease in T&M and DP rental revenues due to decreased rental rates, based on competitive pressures and the global recession.  This decrease was partially offset by an increase in rental activity.

Sales of equipment and other revenues increased to $23.7 million for the six months ended November 30, 2009, compared to $17.0 million in the same period of the prior fiscal year.  This 39.2% increase is primarily due to an increase in used equipment sales in our T&M business, and increased finance lease activity, reflecting a large sale to a customer, and continued development of our vendor leasing program that provides customers with flexible financing alternatives.

Operating Expenses

Depreciation of rental and lease equipment decreased to $21.3 million, or 47.2% of rental and lease revenues, in the first six months of fiscal 2010, from $23.1 million, or 43.3% of rental and lease revenues, in the first six months of fiscal 2009.  The decreased depreciation expense in fiscal 2010 was due to a lower average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases.

Costs of revenues other than depreciation increased 42.7% to $17.6 million in the first six months of fiscal 2010 from $12.4 million in the same period of the prior fiscal year.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 71.8% in the first six months of fiscal 2010 from 69.0% in the first six months of fiscal 2009.  This increase reflects a decline in our used equipment sales margin, reflecting competitive pressures and the global recession, and increased finance leases, which carry a lower margin.

Selling, general and administrative expenses decreased 14.3% to $20.7 million in the first six months of fiscal 2010, compared to $24.1 million in the first six months of fiscal 2009.  Our selling, general and administrative expenses decreased primarily due to a decline in personnel and certain employee benefit and selling costs because we implemented several cost-cutting measures in response to the global recession.  As a result of these measures, even though our revenue declined, we reduced selling, general and administrative expenses as a percentage of total revenues to 30.0% in the first six months of fiscal 2010 from 34.2% in the first six months of fiscal 2009.

Interest Income, Net

Interest income, net, was $1.4 million for the first six months of fiscal 2010 compared to $1.2 million in the same period of the prior fiscal year.  The increase reflects a realized gain of $0.8 million on the sale of our investments available-for-sale, offsetting decreases in prevailing interest rates.  Interest income, net, includes $0.1 million of unrealized losses on our put option to UBS.  In addition, interest income, net, includes $0.1 million of unrealized gains on our investments, trading.

Income Tax Provision

Our effective tax rate was 42.5% in the first six months of fiscal 2010, compared to 34.7% for the same period in fiscal 2009.  The increase is due primarily to a decline in the proportion of foreign subsidiary income, which is subject to lower tax rates, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.  In addition, the fiscal 2009 tax effective rate was reduced by changes in estimated tax exposures.  There was no such effect in fiscal 2010.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements are purchases of rental and lease equipment.  We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $22.5 million of rental and lease equipment during the first six months of fiscal 2010 and $31.2 million during the first six months of fiscal 2009.  In response to reduced customer demand in the current economic downturn, purchases in the first six months of fiscal 2010 were 28.0% lower than the same period for fiscal 2009.

Share Repurchases and Dividends

We periodically repurchase shares of our common stock, which are then retired and returned to the status of authorized but unissued stock.  During the six months ended November 30, 2009 and 2008, we repurchased 44,114 and 1,445,660 shares of our common stock, respectively, for $0.4 million and $16.4 million, respectively, at an average price per share of $8.94 and $11.33, respectively.  We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

During the six months ended November 30, 2009 and 2008, we paid dividends of $0.15 per common share, or $0.60 per annum, amounting to an aggregate of $7.2 million and $7.8 million, respectively.  We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents and Investments

At November 30, 2009, we held $20.9 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.  The fair value of our ARS at November 30, 2009 was $19.4 million.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS, which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

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

During the six months ended November 30, 2009, we sold our investments available-for-sale for $28.8 million, including a realized gain of $0.8 million, included in interest income, net, in our condensed consolidated statements of operations.

Given the approximately $58.8 million of cash and cash equivalents that we held as of November 30, 2009 (primarily U.S. government money market funds), our lack of bank debt as of that date and our strong cash flow from operations, we expect to be able to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

Cash Flows and Credit Facilities

During the first six months of fiscal 2010 and fiscal 2009, net cash provided by operating activities was $15.7      million and $31.3 million, respectively.  The decrease in operating cash flow was due primarily to: a decline in net income of $1.8 million for the six months ended November 30, 2009 compared to the six months ended November 30, 2008; a $3.7 million increase in accounts receivable for the six months ended November 30, 2009 compared to a decrease of $1.3 million in the same period of the prior fiscal year; a $4.4 million increase in other assets for the six months ended November 30, 2009 compared to an increase of $0.7 million in the same period of the prior fiscal year; and a decrease in depreciation and amortization expense to $21.8 million for the six months ended November 30, 2009 from $23.7 million for the six months ended November 30, 2008.

During the six months ended November 30, 2009 net cash provided by investing activities was $28.4 million compared to $16.2 million of net cash used in investing activities for the same period of fiscal 2009.  The increase in investing activities is mainly due to: an increase in redemptions of investments to $29.5 million for the six months ended November 30, 2009 compared to $0.8 million for the six months ended November 30, 2008; a decrease in payments for the purchase of rental and lease equipment to $22.5 million for the six months ended November 30, 2009 compared to $31.2 million for the six months ended November 30, 2008; and an increase in proceeds from sale of rental and lease equipment to $21.5 million for the six months ended November 30, 2009 compared to $14.4 million for the six months ended November 30, 2008.

Net cash used in financing activities decreased to $7.5 million for the six months ended November 30, 2009 from $23.4 million for the six months ended November 30, 2008, due to a decrease in payments for the repurchase of common stock to $0.4 million for the six months ended November 30, 2009 compared to $16.4 million for the six months ended November 30, 2008.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  The revolving line of credit has certain financial covenants for which we are in compliance as of November 30, 2009.  In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments.  We have not drawn any amounts under this line and have no current plans to do so.  We had no bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2009.

We believe that based on our current cash and cash equivalents of $58.8 million at November 30, 2009 and expected operating cash flows, the current lack of liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flows, or financial flexibility or our ability to fund our operations, including our dividends.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  The exact timing of reversal or settlement of our FIN 48 liabilities of $6.8 million could not be reasonably estimated at the end of the current fiscal quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2010, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective in ensuring that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

In the normal course of our business, we are involved in various claims and legal proceedings.  We are not involved in any pending or threatened legal proceedings, other than ordinary routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first six months of fiscal 2010, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Period	Total Number of Shares Purchased	Average Price Paid per Share
September 1, 2009 – September 30, 2009	–	$–
October 1, 2009 – October 31, 2009	–	–
November 1, 2009 – November 30, 2009	1,100	9.90
Total	1,100	$9.90

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders

a) On October 15, 2009, we held our 2009 Annual Meeting of Shareholders.  We solicited proxies in connection with the meeting pursuant to Regulation 14A.

(b) At the meeting the following directors were elected by the number of affirmative votes set opposite their respective names:

Name	Number of Shares For	Number of Shares Withheld
Gerald D. Barrone	22,638,582	125,509
Nancy Y. Bekavac	22,546,053	218,038
Karen J. Curtin	22,715,876	48,215
Suzan K. DelBene	22,716,634	47,457
Daniel Greenberg	22,519,677	244,414
Joseph J. Kearns	22,546,053	218,038
James S. Pignatelli	22,637,015	127,076

(c) Other matters submitted to a vote of security holders:

The shareholders ratified the appointment of Deloitte & Touche LLP as the registrant's independent public accountants for the current year.  22,734,810 shares were voted for, 11,760 shares were voted against, and 17,521 shares abstained from voting.

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

DATED:  December 18, 2009

/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)