Form 10-Q
period 2010-02-28
ELECTRO RENT CORP
filed 2010-04-07
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2010 or

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

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of March 31, 2010 was 23,946,252.

ELECTRO RENT CORPORATION
FORM 10-Q
February 28, 2010

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Revenues:
Rentals and leases	$22,596	$22,491	$67,672	$75,880
Sales of equipment and other revenues	10,438	7,568	34,140	24,598

Total revenues	33,034	30,059	101,812	100,478

Operating expenses:
Depreciation of rental and lease equipment	10,218	11,555	31,486	34,694
Costs of revenues other than depreciation of rental and lease equipment	7,360	5,157	24,980	17,508
Selling, general and administrative expenses	11,517	10,300	32,182	34,404

Total operating expenses	29,095	27,012	88,648	86,606

Operating profit	3,939	3,047	13,164	13,872

Interest income, net	125	145	1,481	1,368

Income before income taxes	4,064	3,192	14,645	15,240

Income tax provision	1,913	1,309	6,408	5,492

Net income	$2,151	$1,883	$8,237	$9,748

Earnings per share:
Basic	$0.09	$0.08	$0.34	$0.39
Diluted	$0.09	$0.08	$0.34	$0.39

Shares used in per share calculation:
Basic	23,930	24,323	23,926	25,189
Diluted	23,988	24,389	23,981	25,292

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	February 28,	May 31,
	2010	2009
ASSETS

Cash and cash equivalents	$59,263	$22,215
Investments available-for-sale, at fair value (cost of $27,896)	-	28,188
Investments, trading, at fair value (cost of $19,775 and $21,600)	18,322	19,977
Put option	1,453	1,623
Accounts receivable, net of allowance for doubtful accounts of $450 and $317	19,395	16,271
Rental and lease equipment, net of accumulated depreciation of $175,038 and $179,318	143,521	158,252
Other property, net of accumulated depreciation and amortization of $15,816 and $15,207	13,742	13,781
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,972 and $1,741	503	734
Other	10,723	7,184
	$270,031	$271,334

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$4,490	$3,291
Accrued expenses	14,688	15,023
Deferred revenue	4,584	4,281
Deferred tax liability	16,377	19,986
Total liabilities	40,139	42,581

Commitments and contingencies (Note 11)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued or outstanding
Common stock, no par - shares authorized 40,000,000 and 23,941,506 and 23,953,540 shares issued and outstanding, respectively	33,183	32,596
Accumulated other comprehensive income, net of tax	-	176
Retained earnings	196,709	195,981
Total shareholders' equity	229,892	228,753
	$270,031	$271,334

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	February 28,
	2010	2009

Cash flows from operating activities:
Net income	$8,237	$9,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,357	35,573
Put option loss (gain)	170	(1,075)
Unrealized holding (gain) loss for trading securities	(170)	1,075
Remeasurement loss	100	471
Provision for losses on accounts receivable	291	280
Realized gain on sale of investments available-for-sale	(841)	-
Gain on sale of rental and lease equipment	(8,815)	(6,554)
Stock compensation expense	436	124
Excess tax benefit for share based compensation	(26)	(37)
Deferred income taxes	(3,493)	3,417
Changes in operating assets and liabilities:
Accounts receivable	(3,508)	5,251
Other assets	(3,535)	(961)
Accounts payable	(367)	457
Accrued expenses	3,112	(316)
Deferred revenue	302	(637)
Net cash provided by operating activities	24,251	46,816

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	29,546	20,947
Payments for purchase of rental and lease equipment	(35,918)	(42,123)
Redemptions of investments, available-for-sale	28,737	-
Redemptions of investments, trading	1,825	2,000
Payments for purchase of other property	(600)	(211)
Net cash provided by (used in) investing activities	23,590	(19,387)

Cash flows from financing activities:
Proceeds from issuance of common stock	292	1,271
Excess tax benefit for stock options exercised	26	37
Payments for repurchase of common stock	(395)	(20,395)
Payment of dividends	(10,768)	(11,417)
Net cash used in financing activities	(10,845)	(30,504)

Net increase (decrease) in cash and cash equivalents	36,996	(3,075)
Effect of exchange rate changes on cash	52	(498)
Cash and cash equivalents at beginning of period	22,215	50,964
Cash and cash equivalents at end of period	$59,263	$47,391

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements reflect all adjustments and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 10, 2009.

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

Effective September 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “FASB Codification” or “ASC”) became the single source of authoritative GAAP in the United States of America.  The FASB Codification reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure.  Certain SEC guidance that is included in SEC guidelines is also included in the FASB Codification and follows a similar topical structure in separate SEC sections.  Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new FASB Codification references.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The fair value of our foreign exchange forward contracts in the consolidated balance sheet as of February 28, 2010 is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	Fair Value

Foreign exchange forward contracts	Other	$83

The table below provides data about the amount of gains recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Three Months Ended February 28, 2010	Nine Months Ended February 28, 2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$256	$91

Recent Accounting Pronouncements

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

Effective June 1, 2009, we adopted accounting guidance on business combinations.  This guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post acquisition exit activities of acquired businesses.  In addition, this new guidance will require us to expense acquisition costs for future acquisitions.  Future acquisitions will be accounted for under this guidance (Note 12).

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Effective June 1, 2009, we adopted accounting guidance addressing accounting for instruments granted in share-based payment transactions.  This guidance defines which types of instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share.  This guidance requires us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of the guidance.  The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

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

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables.  The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable.  This guidance will be effective for fiscal years beginning on or after June 15, 2010.  We will be required to adopt this guidance beginning with our first quarter of fiscal 2012.  We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

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

At February 28, 2010, we held $19,775, at cost, of ARS.  During the three and nine months ended February 28, 2010, $1,100 and $1,825, respectively, of our ARS were redeemed at par value.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a pre-determined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS AG (“UBS”), which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model incorporates various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

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

We record unrealized gains and losses on our available-for-sale securities, net of a tax benefit, in accumulated other comprehensive income in the shareholders’ equity section of our balance sheets.  Realized gains and losses on our available-for-sale debt securities are recorded in interest income, net, in our condensed consolidated statements of operations.  During the nine months ended February 28, 2010, we sold our available-for-sale securities for $28,737 and reclassified a realized gain of $841 out of accumulated other comprehensive income into interest income, net, in our condensed consolidated statements of operations.  At February 28, 2010, we did not hold any available-for-sale securities.  At May 31, 2009, the gross unrealized gains included in other comprehensive income with respect to our available-for-sale securities were $292.  Such unrealized gains did not affect net income for the applicable accounting period.

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

	At February 28, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$54,180	$-	$-	$54,180
Auction rate securities	-	-	18,322	18,322
Put option	-	-	1,453	1,453
Foreign currency forward contract	-	83	-	83
Total assets measured at fair value	$54,180	$83	$19,775	$74,038

	At May 31, 2009
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Money market funds	$15,600	$-	$-	$15,600
Government bond fund	13,921	-	-	13,921
Corporate bond fund	14,267	-	-	14,267
Auction rate securities	-	-	19,977	19,977
Put option	-	-	1,623	1,623
Foreign currency forward contract	-	(81)	-	(81)
Total assets and liabilities measured at fair value	$43,788	$(81)	$21,600	$65,307

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three months ended February 28,
	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$1,510	$19,365	$3,031	$19,769
Settlements (at par)	-	(1,100)	-	(1,200)
Unrealized gains (losses) included in interest income, net	(57)	57	(1,956)	1,956
Fair value at end of period	$1,453	$18,322	$1,075	$20,525

	Nine months ended February 28,
	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$1,623	$19,977	$-	$22,601
Issuance of put option	-	-	1,891	-
Settlements (at par)	-	(1,825)	-	(2,000)
Unrealized gains (losses) included in interest income, net	(170)	170	(816)	(76)
Fair value at end of period	$1,453	$18,322	$1,075	$20,525

We included in earnings unrealized losses of  $65 and $28 for the three and nine months periods ending February 28, 2010, respectively, attributable to the remaining ARS we held on that date, and unrealized gains of $65 and $28 for the three and nine months ended February 28, 2010, respectively, attributable to our put option on those securities.

Note 4: Stock Options and Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our prior stock option plans (those stock option plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although options to purchase our common stock for previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our prior stock option plans remain in effect according to their terms.

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table represents stock option activity for the nine months ended February 28, 2010:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at June 1, 2009	369	$10.39
Granted	-	-
Exercised	(32)	9.10
Forfeited/canceled	(261)	9.59
Outstanding at February 28, 2010	76	$13.69	1.02	$76
Vested and expected to vest at February 28, 2010	76	$13.69	1.02	$76
Vested and exercisable at February 28, 2010	76	$13.69	1.02	$76

There were no stock options granted during the three and nine months ended February 28, 2010 and 2009.  The total fair value of shares vested during the three and nine months ended February 28, 2010 was $0 and $54, respectively, compared to $0 and $99 during the three and nine months ended February 28, 2009, respectively.  The aggregate intrinsic value of options exercised, calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock, was $71 and $73 during the three and nine months ended February 28, 2010, respectively, and $113 and $347 during the three and nine months ended February 28, 2009, respectively.  As of February 28, 2010, there was no remaining unrecognized compensation cost related to unvested stock options granted under our Plans.  Shares of newly issued common stock will be issued upon any exercise of stock options.

Restricted Stock

No restricted stock was granted during the three and nine months ended February 28, 2010, and 0 and 7 restricted shares were granted during the three and nine months ended February 28, 2009, respectively.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied.  The following table represents restricted stock unit activity for the nine months ended February 28, 2010:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2009	-	$-
Granted	158	10.02
Vested	(12)	(10.80)
Canceled	-	-
Nonvested at February 28, 2010	146	$9.95
Expected to vest at February 28, 2010	146	$9.95

We granted 0 and 158 restricted stock units during the three and nine months ended February 28, 2010, respectively.  There were no restricted stock units granted during the three and nine months ended February 28, 2009.  As of February 28, 2010, we have unrecognized share-based compensation cost of approximately $1,166 associated with the restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The total fair value of shares that vested during the three and nine months ended February 28, 2010 was $53 and $129, respectively, and $22 and $70 during the three and nine months ended February 28, 2009, respectively, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

Accounting guidance requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values.  Compensation expense is recognized over the period that an employee provides service in exchange for the award.

We use the Black-Scholes option pricing model to calculate the fair value of any option grant.  Our computation of expected volatility is based on historical volatility.  Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior.  The expected term represents the period that our option awards are expected to be outstanding and was determined based on historical experience of similar awards.  The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option at the date of grant.  Forfeitures are estimated at the date of grant based on historical experience.  We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.

We recorded $166 and $436 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 28, 2010, respectively, compared to $34 and $124 for the three and nine months ended February 28, 2009, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises for the nine months ended February 28, 2010 and 2009 was $26 and $37, respectively.  Cash received from stock option exercises was $292 and $1,271 for the nine months ended February 28, 2010 and 2009, respectively.

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

Our goodwill and intangibles at February 28, 2010 are the result of our acquisition of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2010 are as follows:

	Balance as of June 1, 2009 (net of amortization)	Amortization	Balance as of February 28, 2010
Goodwill	$3,109	$-	$3,109
Trade name	411	-	411
Non-compete agreements	166	(74)	92
Customer relationships	157	(157)	-
	$3,843	$(231)	$3,612

The goodwill and intangibles have been assigned to our computer-related data products (“DP”) operating segment.  Goodwill is not deductible for tax purposes.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate that carrying amount may not be recoverable.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	February 28, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(958)	92
Customer relationships	3-4 years	1,014	(1,014)	-
		$2,475	$(1,972)	$503

	May 31, 2009
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(884)	166
Customer relationships	3-4 years	1,014	(857)	157
		$2,475	$(1,741)	$734

Amortization expense was $64 and $231 for the three and nine months ended February 28, 2010, respectively, compared to $84 and $251 for the three and nine months ended February 28, 2009, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2010	$25
2011	67
$92

Note 6: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired equipment totaling $3,666 and $2,098 as of February 28, 2010 and May 31, 2009, respectively, and $3,420 and $3,824 as of February 28, 2009 and May 31, 2008, respectively, which we subsequently paid.  We accrued $0 and $3,593 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of February 28, 2010 and May 31, 2009, respectively, compared to $3,637 and $0 as of February 28, 2009 and May 31, 2008, respectively, which amounts were subsequently paid.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 7: Sales-Type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	February 28, 2010	May 31, 2009
Gross minimum lease payments receivable	$7,100	$3,247
Less – unearned interest	(401)	(193)
Net investment in sales-type lease receivables	$6,699	$3,054

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

Although we have separate operating segments for T&M and DP equipment, these two segments are aggregated into a single reportable segment because they have similar economic characteristics and qualitative factors.  The T&M and DP segments have similar long-term average gross margins, and both rent, lease and sell electronic equipment to large corporations, purchase directly from major manufacturers, configure and calibrate the equipment, and ship directly to customers.

Our equipment pool, based on acquisition cost, consisted of $279,114 of T&M equipment and $39,445 of DP equipment at February 28, 2010 and $293,866 of T&M equipment and $43,704 of DP equipment at May 31, 2009.

Revenues for these product groups were as follows for the three months ended February 28, 2010 and 2009:

	T&M	DP	Total
2010
Rentals and leases	$18,808	$3,788	$22,596
Sales of equipment and other revenues	9,857	581	10,438
	$28,665	$4,369	$33,034

2009
Rentals and leases	$18,133	$4,358	$22,491
Sales of equipment and other revenues	6,998	570	7,568
	$25,131	$4,928	$30,059

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Revenues for these product groups were as follows for the nine months ended February 28, 2010 and 2009:

	T&M	DP	Total
2010
Rentals and leases	$55,630	$12,042	$67,672
Sales of equipment and other revenues	32,333	1,807	34,140
	$87,963	$13,849	$101,812

2009
Rentals and leases	$59,243	$16,637	$75,880
Sales of equipment and other revenues	22,254	2,344	24,598
	$81,497	$18,981	$100,478

No single customer accounted for more than 10% of total revenues during the three and nine months ended February 28, 2010 and 2009.

Selected country information is presented below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2010	2009	2010	2009
Revenues: (1)
U.S.	$27,812	$25,873	$86,318	$86,534
Other (2)	5,222	4,186	15,494	13,944
Total	$33,034	$30,059	$101,812	$100,478

			February 28, 2010	May 31, 2009
Net Long-Lived Assets: (3)
U.S.			$136,863	$151,204
Other (2)			24,012	24,672
Total			$160,875	$175,876

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2010	2009	2010	2009

Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,930	24,323	23,926	25,189
Effect of dilutive securities-options (1)	58	66	55	103
	23,988	24,389	23,981	25,292

Net income	$2,151	$1,883	$8,237	$9,748
Earnings per share:
Basic	$0.09	$0.08	$0.34	$0.39
Diluted	$0.09	$0.08	$0.34	$0.39

(1)  Excludes 54 options outstanding during each of the three and nine months ended February 28, 2010, and 72 and 57 options outstanding during the three and nine months ended February 28, 2009, respectively, for which the exercise price exceeded the average market price of our common stock during that period.

Note 10: Income Taxes

At May 31, 2009, we had unrecognized tax benefits of $3,943 included in accrued expenses in the liabilities section of our balance sheet.  Unrecognized tax benefits increased by $697 in the nine months ended February 28, 2010.  The increase in the unrecognized tax benefits is the result of changes in the accrual for prior year tax positions and foreign currency rates for the nine months ended February 28, 2010.

The unrecognized tax benefits at February 28, 2010, if recognized, would have no impact on our effective tax rate.  However, the derecognition of $1,391 related to the associated interest and penalties at February 28, 2010 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision.  We had accrued approximately $2,285 for the payment of interest and penalties as of February 28, 2010.

We are subject to U.S. federal taxation and taxation in various U.S. states and foreign jurisdictions.  While we have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2006, we are currently under examination for fiscal 2007 and 2008.  The state jurisdictions most significant to our operations have been examined through fiscal years 2004 or 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

Other than as described above, there were no unrecognized tax benefits for the nine months ended February 28, 2010.

Note 11: Commitments and Contingencies

We purchase substantial amounts of rental equipment from numerous vendors.  As a result, we have occasionally been included as a member of the plaintiff class in class action lawsuits related to product warranties or price adjustments.  Settlements of such claims can result in distributions of cash or product coupons that can be redeemed, sold or used to purchase new equipment.  We recognize any benefits from such settlements when all contingencies have expired, to the extent either cash has been received and/or realization of value from any coupon is assured.

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

Note 12: Subsequent Events

We evaluated subsequent events through the date the financial statements were issued and have determined that, except as set forth below, there are no subsequent events that require disclosure.

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) of Telogy, LLC (“Telogy”), for $24,653 in cash, subject to post-closing adjustments, and the assumption of selected post-closing liabilities.  Telogy, headquartered in Union City, California, is a leading provider of electronic T&M equipment in North America.  We will account for the acquisition under ASC 805, Business Combinations (“ASC 805”).  Given the recent date of the acquisition, we have not completed our initial purchase price allocations and, therefore, cannot provide preliminary purchase price allocation, qualitative description of any goodwill or supplemental pro-forma financial information.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of February 28, 2010 and May 31, 2009, the results of our operations for the three and nine months ended February 28, 2010 and 2009, respectively, and cash flows for the nine month periods ended February 28, 2010 and 2009.  This discussion should be read in conjunction with Management's Discussion and Analysis in Item 7, and the Risk Factors in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2009, to which you are directed for additional information.

Overview

We generate revenues through the rental, lease and sale of electronic equipment, primarily test and measurement ("T&M") and personal computer-related data products ("DP") equipment.

For the first nine months of fiscal 2010, 82% of our rental and lease revenues were derived from T&M equipment.  Although this percentage has increased compared to the first nine months of fiscal 2009, both our T&M and DP rental revenues have declined, primarily due to a decline in rental rates, reflecting competitive pressures and the recession in the United States and the international markets that we serve.  The decrease in rental rates was partially offset by an increase in T&M rental activity.

For the first nine months of fiscal 2010, rental revenues were 86% of our rental and lease revenue.  Although that percentage increased slightly from the first nine months of fiscal 2009, both our rental and lease revenues declined.

A significant part of our T&M equipment portfolio is rented or leased to large companies in the aerospace and defense, telecommunications, semiconductor and electronics industries.  We believe that a large part of our T&M equipment is used in research and development activities.  We also rent equipment to companies of various sizes representing a cross-section of industry.  Our business is relatively non-seasonal except for our third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers.  In addition, rental billing is reduced during February because it is a short month.

We sell used equipment in the normal course of business based on customer requirements.  Our sale of used equipment allows us to maintain our inventory with equipment that meets current technological standards and customer demand.  During the third quarter of fiscal 2010, as part of the execution of our new agreement with Agilent Technologies (“Agilent”) to sell more complex T&M equipment (see “Agreement with Agilent Technologies” below), we terminated our distribution agreement with Agilent, which was our largest distribution agreement.

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

If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit.  We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating impairment are present.

Our financial results for the nine months ended February 28, 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in equipment on rent and a decline in our rental pool due to increased equipment sales.  The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors.  Consequently, while we continue to work at initiatives to expand revenue, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

Acquisition of Assets

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) of Telogy, LLC (“Telogy”), for $24.7 million in cash, subject to post-closing adjustments.  Telogy, headquartered in Union City, California, is a leading provider of electronic T&M equipment in North America.  We will account for the acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations.  Given the recent date of the acquisition, we have not completed our initial purchase price allocations and, therefore, cannot provide preliminary purchase price allocation, qualitative description of any goodwill or supplemental pro-forma financial information.

Agreement with Agilent Technologies

Effective December 1, 2009 we entered into an agreement with Agilent whereby we became Agilent’s sole Authorized Technology Partner (“ATP”) for the United States and Canada.  The agreement provides a channel for customers to purchase Agilent’s electronic T&M equipment which was previously sold directly by Agilent.  We have added approximately 40 people to our sales and support staff to serve these customers and we expect this agreement to be material to our operations.  We began selling T&M equipment through the ATP sales channel during the three months ended February 28, 2010.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

During the first nine months of fiscal 2010, as compared to the same period in fiscal 2009, our revenues increased by 1.3% to $101.8 million, our operating profit decreased by 5.1% to $13.2 million and our net income decreased by 15.5% to $8.2 million.  Our rental and lease revenues decreased in our T&M and DP segments, both in North America and our foreign operations, due primarily to lower demand for leases and a decline in rental rates, reflecting the global recession and competitive pressures.  This decrease was partially offset by an increase in sales activity and equipment on rent.

Some of our key profitability measurements are presented in the table below for the nine months ended February 28, 2010 and 2009:

	2010	2009
Net income per diluted common share (EPS)	$0.34	$0.39
Net income as a percentage of average assets (annualized)	4.1%	4.6%
Net income as a percentage of average tangible equity (annualized)	4.9%	5.4%

In response to the recession in the U.S. and our major international markets, we implemented several cost cutting measures to control or reduce our selling, general and administrative expenses.  As a result, we reduced our selling, general and administrative expenses by $2.2 million, or 6.5%, for the nine months ended February 28, 2010 compared to the nine months ended February 28, 2009.  However, because of the increased proportion of revenues from sales, our operating profit declined.  We expect our selling, general and administrative expenses to increase as we develop the infrastructure necessary to support our new ATP sales channel.

The amount of our equipment on rent, based on acquisition cost, increased 6.7% to $159.6 million at February 28, 2010 from $149.6 million at February 28, 2009.  Acquisition cost of equipment on lease decreased 3.1% to $27.8 million at February 28, 2010 from $28.7 million at February 28, 2009.  Average rental rates for our T&M and DP segments declined by 9.5% from February 28, 2009 to February 28, 2010.  Average lease rates for our T&M and DP segments declined by 2.0% for the same period.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total pool, was 67.1% at February 28, 2010, compared to 55.1% at February 28, 2009.  Over the same period, utilization of our DP equipment pool decreased to 44.3% from 44.9%.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Feb 28, 2010	Nov 30, 2009	Aug 31, 2009	May 31, 2009	Feb 28, 2009
Rentals and leases	$22,596	$23,329	$21,747	$22,515	$22,491
Sales of equipment and other revenues	10,438	13,248	10,454	7,488	7,568
Operating profit	3,939	5,894	3,331	3,523	3,047

Results of Operations

Comparison of Three Months Ended February 28, 2010 and February 28, 2009

Revenues

Total revenues for the three months ended February 28, 2010 and 2009 were $33.0 million and $30.1 million, respectively.  The 9.9% increase in total revenues was due to a 37.9% increase in sales of equipment and other revenues and a 0.5% increase in rental and lease revenues.

Rental and lease revenues for the third quarter of fiscal 2010 were $22.6 million, compared to $22.5 million for the same period of the prior fiscal year.  This increase reflects an increase in our T&M rental activity, partially offset by a decrease in our T&M and DP rental rates, a decline in our DP rental revenues, and a decrease in T&M and DP lease revenues.

Sales of equipment and other revenues increased to $10.4 million for the three months ended February 28, 2010, compared to $7.6 million in the same period of the prior fiscal year.  This increase is primarily due to an increase in used equipment sales in our T&M business, and sales of new T&M equipment through our new ATP sales channel.

Operating Expenses

Depreciation of rental and lease equipment decreased to $10.2 million, or 45.2% of rental and lease revenues, in the third quarter of fiscal 2010, from $11.6 million, or 51.4% of rental and lease revenues, in the third quarter of fiscal 2009.  The decreased depreciation expense in fiscal 2010 was due to a lower average rental and lease equipment pool, while the decreased ratio, as a percentage of rental and lease revenues, was due to an increase in our rental and lease revenues resulting from increased T&M rental activity.

Costs of revenues other than depreciation increased 42.7% to $7.4 million in the third quarter of fiscal 2010 from $5.2 million in the same period of the prior fiscal year.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which remained unchanged as a percentage of equipment sales at 68.0% in the third quarter of fiscal 2010, compared to the third quarter of fiscal 2009.  Our sales margin is expected to continue to fluctuate quarterly depending on growth in our finance leases, reduced distribution sales due to the termination of our largest distribution agreement in the three months ended February 28, 2010, and sales in connection with our new ATP sales channel.  Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses increased 11.8% to $11.5 million in the third quarter of fiscal 2010, compared to $10.3 million in the third quarter of fiscal 2009.  Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our new ATP sales channel.  As a result, our selling, general and administrative expenses as a percentage of total revenues increased to 34.9% in the third quarter of fiscal 2010 from 34.3% in the third quarter of fiscal 2009.

Interest Income, Net

Interest income, net, was unchanged at $0.1 million for the third quarter of fiscal 2010 from the same period of the prior fiscal year.  Interest income, net, includes $0.1 million of unrealized losses on our put option to UBS AG (“UBS”) which was offset by a related $0.1 million of unrealized gains on our investments, trading.

Income Tax Provision

Our effective tax rate was 47.1% in the third quarter of fiscal 2010, compared to 41.0% for the same period in fiscal 2009.  The increase is due primarily to certain tax rate adjustments, imputed interest on intercompany receivables, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.

Comparison of Nine Months Ended February 28, 2010 and February 28, 2009

Revenues

Total revenues for the nine months ended February 28, 2010 and 2009 were $101.8 million and $100.5 million, respectively.  The 1.3% increase in total revenues was due to a 38.8% increase in sales of equipment and other revenues, partially offset by a 10.8% decrease in rental and lease revenues.

Rental and lease revenues in the first nine months of fiscal 2010 were $67.7 million, compared to $75.9 million in the same period of the prior fiscal year.  The decrease reflects a decline in our T&M and DP lease revenues, primarily due to lower demand for leases, and a decrease in T&M and DP rental revenues due to decreased rental rates, reflecting competitive pressures and the global recession.  The decrease was partially offset by an increase in our T&M rental activity.

Sales of equipment and other revenues increased to $34.1 million for the nine months ended February 28, 2010, compared to $24.6 million in the same period of the prior fiscal year.  The increase is primarily due to an increase in used equipment sales in our T&M business, increased finance lease activity, resulting from a large sale to a customer and continued development of our vendor leasing program that provides customers with flexible financing alternatives, and sales of T&M equipment through our new ATP sales channel.

Operating Expenses

Depreciation of rental and lease equipment decreased to $31.5 million, or 46.5% of rental and lease revenues, in the first nine months of fiscal 2010, from $34.7 million, or 45.7% of rental and lease revenues, in the first nine months of fiscal 2009.  The decreased depreciation expense in fiscal 2010 was due to a lower average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases.

Costs of revenues other than depreciation increased 42.7% to $25.0 million in the first nine months of fiscal 2010 from $17.5 million in the same period of the prior fiscal year.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 70.7% in the first nine months of fiscal 2010 from 68.7% in the first nine months of fiscal 2009.  This increase reflects a decline in our used equipment sales margin, resulting from competitive pressures and the global recession, as well as increased finance leases and sales of T&M equipment through our new ATP sales channel, both of which generally carry a lower margin.

Selling, general and administrative expenses decreased 6.5% to $32.2 million in the first nine months of fiscal 2010, compared to $34.4 million in the first nine months of fiscal 2009.  Our selling, general and administrative expenses decreased primarily due to a decline in personnel and certain employee benefit and selling costs resulting from several cost-cutting measures we implemented in response to the global recession.  The decrease in our selling, general and administrative expenses has been partially offset by recent additions to our sales and support staff in connection with our new ATP sales channel.  As a result of our cost cutting measures, we reduced selling, general and administrative expenses as a percentage of total revenues to 31.6% in the first nine months of fiscal 2010 from 34.2% in the first nine months of fiscal 2009.

Interest Income, Net

Interest income, net, was $1.5 million for the first nine months of fiscal 2010 compared to $1.4 million in the same period of the prior fiscal year.  This increase reflects a realized gain of $0.8 million on the sale of our investments available-for-sale, offsetting decreases in prevailing interest rates.  Interest income, net, includes $0.2 million of unrealized losses on our put option to UBS which was offset by a related $0.2 million of unrealized gains on our investments, trading.

Income Tax Provision

Our effective tax rate was 43.8% in the first nine months of fiscal 2010, compared to 36.0% for the same period in fiscal 2009.  The increase is due primarily to certain tax rate adjustments, imputed interest on intercompany receivables, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.   In addition, the fiscal 2009 tax effective rate was reduced by changes in estimated tax exposures.  There was no such effect in fiscal 2010.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements are purchases of rental and lease equipment.  We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $35.9 million of rental and lease equipment during the first nine months of fiscal 2010 and $42.1 million during the first nine months of fiscal 2009.  In response to reduced customer demand in the current economic downturn, purchases in the first nine months of fiscal 2010 were 14.7% lower than the same period for fiscal 2009.

Share Repurchases and Dividends

We periodically repurchase shares of our common stock, which are then retired and returned to the status of authorized but unissued stock.  During the nine months ended February 28, 2010 and 2009, we repurchased 44,114 and 1,841,165 shares of our common stock, respectively, for $0.4 million and $20.4 million, respectively, at an average price per share of $8.94 and $11.08, respectively.  We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

During the nine months ended February 28, 2010 and 2009, we paid dividends of $0.15 per common share, or $0.60 per annum, amounting to an aggregate of $10.8 million and $11.4 million, respectively.  We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents and Investments

At February 28, 2010, we held $19.8 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.  The fair value of our ARS at February 28, 2010 was $18.3 million.  Our ARS are long-term debt instruments backed by student loans, a substantial portion of which are guaranteed by the United States government.  Although our ARS became illiquid beginning in February 2008, we continue to earn and receive interest on our ARS at a predetermined formula with spreads tied to particular interest rate indexes.  We value the ARS from quotes received from our broker, UBS, which are derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

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

During the nine months ended February 28, 2010, we sold our investments available-for-sale for $28.8 million, including a realized gain of $0.8 million, included in interest income, net, in our condensed consolidated statements of operations.

Given the approximately $59.3 million of cash and cash equivalents that we held as of February 28, 2010 (primarily U.S. government money market funds), our lack of bank debt as of that date and our strong cash flow from operations, we expect to be able to continue to finance our operations even if our ARS were to be illiquid for an extended period of time.

Cash Flows and Credit Facilities

During the first nine months of fiscal 2010 and fiscal 2009, net cash provided by operating activities was $24.3      million and $46.8 million, respectively.  The decrease in operating cash flow for the nine months ended February 28, 2010 compared to the same period of the prior fiscal year was due primarily to: a decline in net income of $1.5 million as previously explained; a $3.5 million increase in accounts receivable for the nine months ended February 28, 2010 compared to a decrease of $5.3 million in the same period of the prior fiscal year; a $3.5 million increase in other assets for the nine months ended February 28, 2010 compared to an increase of $1.0 million in the same period of the prior fiscal year; a $3.1 million increase in accrued expenses for the nine months ended February 28, 2010 compared to a decrease of $0.3 million in the same period of the prior fiscal year; a $3.5 million decrease in deferred tax liability for the nine months ended February 28, 2010 compared to an increase of $3.4 million in the same period of the prior fiscal year; and a decrease in depreciation and amortization expense to $32.4 million for the nine months ended February 28, 2010 from $35.6 million for the nine months ended February 28, 2009.

During the nine months ended February 28, 2010 net cash provided by investing activities was $23.6 million compared to $19.4 million of net cash used in investing activities for the same period of fiscal 2009.  The increase in investing activities is mainly due to: redemptions of $28.7 million of available for sale securities during the nine months ended February 28, 2010; a decrease in payments for the purchase of rental and lease equipment to $35.9  million for the nine months ended February 28, 2010 compared to $42.1 million for the nine months ended February 28, 2009; and an increase in proceeds from sale of rental and lease equipment to $29.5 million for the nine months ended February 28, 2010 compared to $20.9 million for the nine months ended February 28, 2009.

Net cash used in financing activities decreased to $10.9 million for the nine months ended February 28, 2010 from $30.5 million for the nine months ended February 28, 2009, due primarily to a decrease in payments for the repurchase of common stock to $0.4 million for the nine months ended February 28, 2010 compared to $20.4 million for the nine months ended February 28, 2009.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  The revolving line of credit has certain financial covenants with which we are in compliance as of February 28, 2010.  In addition, UBS Bank USA has established a credit line for us in an amount up to 75% of the market value of the ARS that we pledge as collateral, with interest equal to the interest income that we receive on our ARS investments.  We have not drawn any amounts under either line and have no current plans to do so.  We had no bank borrowings outstanding or off balance sheet financing arrangements at February 28, 2010.

We believe that based on our current cash and cash equivalents of $59.3 million at February 28, 2010 and expected operating cash flows, the current reduced liquidity in the global credit and capital markets will not have a material impact on our liquidity, cash flows, or financial flexibility or our ability to fund our operations, including our dividends.

On March 31, 2010 (the “Closing Date”), pursuant to an Asset Purchase Agreement (“APA”), we completed the acquisition of assets (including accounts receivable and rental equipment, but excluding certain designated assets) of Telogy, LLC (“Telogy”), for cash consideration of $24.7 million.  We acquired Telogy in order to facilitate growth in our T&M business.  Telogy, headquartered in Union City, California, is a leading provider of electronic T&M equipment.  Telogy had previously filed a voluntary petition for relief under chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, and we were the winning bidder in a Bankruptcy Court auction of Telogy’s assets.  The final purchase price is subject to certain post-closing adjustments provided for in the APA.

Contractual Obligations

We do not believe that our contractual obligations have changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  The exact timing of reversal or settlement of our ASC 740, Income Taxes, liabilities of $6.9 million could not be reasonably estimated at the end of the current fiscal quarter.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first nine months of fiscal 2010, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 4.  Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first nine months of fiscal 2010, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description

4.2	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A.

4.2.1	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A.

4.2 2	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A.

4.3	Agreement between the Company and UBS regarding Auction Rate Securities

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  April 7, 2010

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)