Form 10-K
period 2010-05-31
ELECTRO RENT CORP
filed 2010-08-12
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known season issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2009, was $190,191,550.
Number of shares of shares of the registrant’s common stock outstanding as of August 6, 2010: 23,961,655.
DOCUMENTS INCORPORATED BY REFERENCE
The information contained in the Proxy Statement for the Annual Shareholders Meeting of Shareholders to be held on October 14, 2010 that is required by Part III of this Form 10-K is incorporated herein by reference.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: common stock price fluctuations, fluctuations in operating results (including as a result of changing economic conditions), risks associated with technology changes, risks associated with customer solvency, competition, risks associated with international operations, risks associated with our manufacturers and suppliers, dependence on key personnel, control by management and others, risks associated with possible acquisitions and new business ventures and anti-takeover provisions. For further discussion of these and other factors, see Item 1A. “Risk Factors”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 7A “Quantitative and Qualitative Disclosure About Interest Rates and Currency Rates,” in this Report, and our other filings with the Securities and Exchange Commission.
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
Unless otherwise noted (1) the terms “we,” “us,” and “our,” refer to Electro Rent Corporation and its subsidiaries, and (2) the terms “Common Stock” and “shareholder(s)” refer to our common stock and the holders of that stock, respectively.

PART I
Item 1. Business.
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represents only approximately 13% of our revenues in fiscal 2010, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment.
The Electro Rent Approach. For the most part, customers who purchase or lease equipment from us place orders through our inside sales force, which has access to our proprietary computer system that is updated in real time for equipment availability and pricing. In the case of rentals and some leases, we generally use a pool of equipment we have previously purchased for that purpose or we may add equipment to that pool to fill a lease or rental order if the addition makes sense. Our equipment fulfillment team typically can arrange delivery of equipment from our pool to our customers within one or two days of a request. Most of our equipment is technically complex and must be calibrated and serviced when returned to us. We do most of that calibration in house, using a team of experienced technicians and our state of the art calibration laboratory.
Although our customers respond to equipment pricing and availabilities in making their decisions to choose to work with us, we believe that our success also depends on other factors:
•	Customer Responsiveness. Our customer service, responsiveness and expert technical staff provide us a key competitive advantage. Our new Authorized Technology Partnership (“ATP”) sales agreement with Agilent, for the United States and Canada, has enabled us to substantially expand the number and technical expertise of our T&M sales force, which at approximately 73 persons is the largest among our principal competitors. Our management team is the most experienced and stable in the industry, averaging 25 years at Electro Rent. Forbes magazine named us as one of their “100 Most Trustworthy Companies” out of the more than 8,000 publicly traded companies for what Forbes termed “transparent and conservative accounting practices and solid corporate governance and management.”

•	Global Platform. Although our customers represent a cross-section of the economy, much of our business is conducted with large companies in the aerospace and defense, semiconductor, electronics and telecommunications industries. As the largest T&M rental, leasing and sales company in North America, and one of the only rental companies in the world with a global platform and key locations in the US, Canada, China and Europe, our size and reach appeals to our multinational customers and assists us in maximizing our equipment utilization and inventory management across different geographic markets.

•	Multichannel Offerings. In the last two years, we have expanded our business to offer customers a single source for their equipment acquisitions, whether they want to rent, lease or buy new or used equipment. We believe that we offer the greatest breadth of acquisition options in the industry, allowing our customers to match the appropriate option to their usage and capital and other factors, such as accounting rules and regulatory requirements. In addition, spreading costs over multiple channels allows us to maintain the largest sales force among our principal competitors, which in turn broadens and deepens our customer contacts and provides them more technical strength and assistance.

•	Deep Vendor Relationships. We have worked to develop and maintain strong relationships with the major manufacturers of equipment, who are our principal suppliers. We build these relationships not only on our rental and leasing activities, which makes us one of the largest customers of these manufacturers, but also by partnering with our vendors to sell their products. By maintaining close relationships with multiple vendors, we can help our customers select the right equipment for their needs, better fill customer orders for equipment with long lead-times, and understand product development trends which tend to shape the nature of the demands of our rental and leasing customers as well as the prices for our used equipment.

•	Dynamic Inventory Management Systems. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches.
Our Strategic Growth Initiatives. We believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure through internal growth and external acquisitions. These strategies include:
•	Sales and Distribution Channel Initiative. Beginning in fiscal 2007, we have been expanding our business by adding new equipment sales channels to our rental, leasing and used equipment sales offerings. In addition to adding revenue and expanding our sales organization, we can capture related rental and lease opportunities and provide customers with a full range of equipment acquisition options. Our ATP agreement with Agilent, commencing in fiscal 2010, gives us the exclusive right to sell Agilent’s more complex T&M equipment to small to medium size customers (who previously purchased directly from Agilent) in the United States and Canada.

•	Equipment Pool Expansion Initiatives. Despite the global economic downturn, we have used our strong balance sheet to make significant equipment purchases to meet T&M rental demand, support areas of potential growth and keep our equipment pool technologically up-to-date. In response to increasing customer demand, we increased our purchases of equipment during fiscal 2010 by 54% compared to fiscal 2009, including $22.9 million of equipment acquired in our purchase of the assets of Telogy, LLC (“Telogy”) in March 2010. As a result, we have been able to expand and upgrade our equipment base with equipment that is limited in supply but growing in demand, enhancing our ability to meet the needs of a wide range of customers, as well as expand our equipment pool offerings in some related areas such as telecom and industrial products business.

•	Vendor Leasing Initiative. In fiscal 2009, we began an initiative to develop a substantial worldwide T&M leasing program by partnering with Agilent, Ixia, JDSU and other major manufacturers. These relationships have expanded our leasing program and enhanced our ability to meet the needs of our customers by offering competitive finance and operating leases.
Our Markets and Competition. The North American general purpose test equipment rental market has generated in excess of $200 million of annual rental and lease revenue in a normal economic environment, and is characterized by intense competition from several large competitors. Although no single competitor holds a dominant market share in North America, our primary competitors in the T&M rental area include McGrath Rent Corp., Continental Resources, Test Equity, and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe and Orix Corporation in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors. Our competitors engage in aggressive pricing for both rentals and sales, as well as offering customers extended warranties in excess of the underlying manufacturers’ warranties and other services. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.
The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Computer & Audio Visual Rentals, Rent-A-Computer, ICC Rents, Source One Rentals, PC Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has lead to industry consolidation. We acquired two competitors during the last fifteen years and SmartSource, our largest competitor, has expanded primarily due to its eighteen acquisitions. While we have focused on the rental of large quantities of computers to unique customers, SmartSource concentrates more on audio visual and trade show technology rentals.
Our Backlog. As of May 31, 2010, we had an order backlog of $9.7 million, the result of sales in connection with our ATP sales agreement. There was no such backlog in fiscal 2009. We expect that a majority of the backlog will be delivered to customers within six months of our fiscal year end.
Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog is increased when an order is received, and backlog is decreased when we recognize sales. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Backlog, on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Other Information about Us. The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Years ended May 31,	T&M	DP	Total

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

2009
Rentals and leases	$77,430	$20,965	$98,395
Sales of equipment and other revenues	29,054	3,032	32,086

	$106,484	$23,997	$130,481

2008
Rentals and leases	$85,209	$23,552	$108,761
Sales of equipment and other revenues	32,458	3,317	35,775

	$117,667	$26,869	$144,536

The majority of our rental equipment inventory is located at our Van Nuys, California warehouse and is serviced by an ISO9001:2000 and AS9100 Revision B registered and compliant laboratory. We also service our customers through sales offices and calibration and service centers in the United States, Canada, China and Europe, which are linked by a proprietary on-line computer system. These centers also function as depots for the sale of used equipment. For risks relating to our foreign operations, see “Item 1A. Risk Factors — Risks Associated with International Operations.”
For additional financial information about our segments and our geographic areas, see Note 16 to our consolidated financial statements included in this Form 10-K.
Our business is relatively non-seasonal except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, because February is a short month, rental billing is reduced.

No single customer accounted for more than 10% of our total revenues during fiscal 2010, 2009 or 2008. We do not derive any significant portion of our revenues from direct United States Government contracts.
We have no material patents, trademarks, licenses, franchises or concessions.
At May 31, 2010, we employed approximately 335 individuals. None of these employees is a member of a labor union. We believe that our employee relations are satisfactory.
Electro Rent Corporation was incorporated in California in 1965 and became a publicly held corporation in 1980.
Obtaining Additional Information. Our Internet address is www.electrorent.com. Copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website via links to the Securities and Exchange Commission’s website as soon as reasonably practicable after we electronically file those materials with the Securities and Exchange Commission. We provide paper copies of these reports to shareholders upon written request to Shareholder Relations, Electro Rent Corporation, 6060 Sepulveda Boulevard, Van Nuys, California 91411-2512.
Item 1A. Risk Factors.
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
COMMON STOCK PRICE FLUCTUATIONS
Our Common Stock price has fluctuated significantly and may continue to do so in the future.
General Factors. We believe some of the reasons for past fluctuations in the price of our stock have included:
•	announcements of developments related to our business;

•	announcements concerning new products or enhancements in the equipment that we rent, or developments in our relationships with our customers;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and

•	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
In addition, prices in the stock market have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.
Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 23,961,655 shares outstanding as of August 6, 2010, as of such date, we are authorized to issue up to 315,536 shares of

Common Stock upon exercise of stock options and conversion of our stock units previously granted under our equity incentive plans.
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
Our overall equipment management is complex and our equipment strategy can change during the equipment’s lifetime based upon numerous factors, including the U.S. and global economy, interest rates and new product launches. Our strategic equipment decisions are based on the following fundamentals:
•	our acquisition cost;

•	our estimates of current and future market demand for rentals;

•	our estimates of current and future supply of equipment;

•	the book value of the equipment after depreciation and other impairment;

•	our estimates of the effect of interest rates on rental and leasing fees as well as capital financing; and

•	our estimates of the potential current and future sale prices of equipment.
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
Risks Associated with Changing Economic Conditions. The U.S. economy and international markets that we serve are currently in a recession, which has resulted in more stringent credit requirements and reduced access to capital, and which may deepen and continue for the foreseeable future. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services declines. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Continued slowdowns in the U.S. and global economy, or one or more of these specific industries, resulting in lower demand and price pressure, could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we recorded a loss on impairment of goodwill and intangibles. Beginning in fiscal 2009, the recession in the U.S. and global economy resulted in reduced revenues and a decline in our operating results.

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
Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from both established entities and new entries in the market. Our primary competitors in the North American T&M rental area include McGrath Rent Corp., Continental Resources, Test Equity and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe and Orix Corporation in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors.
The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Computer & Audio Visual Rentals, Rent-A-Computer, ICC Rents, Source One Rentals, PC Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has lead to industry consolidation. We acquired two competitors during the last fifteen years and SmartSource, our largest competitor, has expanded primarily due to its eighteen acquisitions.
Our competitors engage in aggressive pricing for both rentals and sales, as well as offering customers extended warranties in excess of the underlying manufacturers’ warranties and other services. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

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
About 88% of our equipment portfolio at acquisition cost consists of general purpose T&M instruments purchased from leading manufacturers such as Agilent and Tektronix. The remainder of our equipment pool consists of personal computers and workstations, which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.
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
As of August 6, 2010, our executive officers and directors collectively own approximately 21.7% of our Common Stock.
As of that date, (i) Mr. Daniel Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 20.1% of our outstanding shares of Common Stock, and (ii) one other shareholder controls 16.2% of our outstanding shares of Common Stock. Consequently, these shareholders may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES
If we cannot successfully implement any recent or future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.
On occasion, we evaluate business opportunities that appear to fit within our overall business strategy. In fiscal 2006, we acquired Rush Computer Rentals, Inc., a private company based in Wallingford, Connecticut that rents and sells a wide range of DP equipment. In fiscal 2010, we acquired certain assets and select post-closing liabilities of Telogy, a private company headquartered in Union City, California, and a leading provider of electronic T&M equipment. In fiscal 2010, we entered into an agreement with Agilent to sell new T&M equipment through our new ATP sales agreement in the U.S. and Canada, resulting in the hiring of additional sales and support staff. We could decide to pursue one or more other opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:
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
As of May 31, 2010 we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in both Mechelen, Belgium and Tianjin, China.
Our facilities aggregate approximately 269,000 square feet as of May 31, 2010. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.1 million in fiscal 2010. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

Item 3. Legal Proceedings.
Other than ordinary routine litigation incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition or results of operations.
Item 4. Reserved.
None.
PART II
Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market for Common Stock; Holders.
Our common stock is quoted on the NASDAQ stock market under the symbol ELRC. There were approximately 335 shareholders of record at August 6, 2010. During fiscal 2010, we repurchased 44,114 shares of our common stock for an aggregate price of $395,000, at an average price of $8.94 per share. The following table sets forth, for the period shown, the high and low closing sale prices as reported by NASDAQ.

	Fiscal Year 2010		Fiscal Year 2009
	High	Low	High	Low

First Quarter	$10.61	$8.76	$14.77	$11.05
Second Quarter	11.95	9.90	16.00	9.35
Third Quarter	12.26	10.22	12.44	7.45
Fourth Quarter	15.50	11.62	10.64	6.81
Sales of Unregistered Securities.
We did not make any unregistered sales of our securities during the quarter ended May 31, 2010.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides information as of May 31, 2010 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:
EQUITY COMPENSATION PLAN INFORMATION

Number of shares of
common stock remaining
Number of shares of		available for future
common stock to be		issuance under equity
issued upon exercise	Weighted-average exercise	compensation plans
of outstanding options,	price of outstanding options,	(excluding shares
warrants and rights	warrants and rights	reflected in column (a))
(a)	(b)	(c)

56,659	$15.46	771,990

Stock Repurchases.
We have from time to time repurchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.
We did not repurchase any shares in the fourth quarter of fiscal 2010. We may choose to make additional open market or other purchases of our common stock in the future, but we have no commitment to do so.
Dividends.
Since July 2007, we have been paying quarterly dividends in each January, April, July and October. Our quarterly dividend was initially set at $0.10 per common share but was raised to $0.15 per common share effective with our April 2008 dividend. For fiscal 2010 and 2009, we paid aggregate dividends of $14.4 million and $15.0 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.
Performance Graph.
This graph compares our total shareholder return with (1) the NASDAQ (US) Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2005 and ending May 31, 2010. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.
Cumulative Five Year Total Return
Value of $100 Invested on May 31, 2005
Fiscal Years Ended May 31

	2005	2006	2007	2008	2009	2010

Electro Rent Corporation	108	140	123	124	89	133
NASDAQ Composite	105	106	129	124	87	111
Russell 2000	110	118	141	126	86	115
Value Line Industrial Services	106	121	149	135	93	113

Item 6. Selected Financial Data.
(in thousands, except per share amounts)
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data below and other financial and statistical information included in this Form 10-K.

	Fiscal year ended May 31,
	2010 (1)	2009	2008	2007	2006

Operations data:
Revenues	$145,867	$130,481	$144,536	$126,859	$116,212

Costs of revenues and depreciation	81,666	68,630	69,901	55,848	49,350
Selling, general and administrative expenses	46,447	44,456	43,940	42,000	35,161
Bargain purchase gain (2)	(679)	—	—	—	—
Interest and other, net	(1,599)	(1,507)	(3,292)	(5,440)	(2,705)

Income before income taxes	20,032	18,902	33,987	34,451	34,406
Income tax provision	8,435	7,150	12,883	13,402	12,222

Net income	$11,597	$11,752	$21,104	$21,049	$22,184

Earnings per share:
Basic	$0.48	$0.47	$0.81	$0.82	$0.87
Diluted	$0.48	$0.47	$0.81	$0.81	$0.86
Shares used in per share calculation:
Basic	23,932	24,899	25,910	25,716	25,359
Diluted	24,004	24,980	26,079	26,053	25,762

Balance sheet data (at end of year):
Total assets	$276,068	$271,334	$293,082	$284,819	$260,936
Shareholders’ equity	$229,962	$228,753	$256,108	$243,479	$221,841
Shareholders’ equity per common share	$9.60	$9.55	$9.87	$9.43	$8.68
Cash dividends declared per common share	$0.45	$0.75	$0.35	$0.10	$—

(1)	Includes the operating results and balance sheet information of the assets acquired from Telogy from March 31, 2010, the closing date of the acquisition (see Note 4 to the consolidated financial statements included in this Form 10-K).

(2)	The estimated fair value of the net assets acquired from Telogy exceeded the acquisition cost, resulting in a bargain purchase gain with respect to this transaction.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(in thousands, except per share amounts)
The following discussion of our financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto and the other financial and statistical information appearing elsewhere in this Form 10-K.
Overview
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic T&M equipment. We purchase that equipment from leading manufacturers such as Agilent and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represents only approximately 13% of our revenues in fiscal 2010, we believe our DP division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment. Our ATP agreement with Agilent, effective December 1, 2009 gives us the exclusive right to sell Agilent’s more complex T&M equipment to small to medium size customers (who previously purchased directly from Agilent) in the United States and Canada. (In connection with this agreement, we terminated our prior distribution agreement with Agilent.) We have added approximately 40 people to our sales and support staff to serve these customers, and we expect this agreement to be material to our operations. We began selling T&M equipment under the ATP sales agreement during our third fiscal quarter ended February 28, 2010.
On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select post-closing liabilities of Telogy, for $24.7 million in cash, subject to post-closing adjustments. Telogy, headquartered in Union City, California, is a leading provider of electronic T&M equipment in North America. We accounted for the acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations.
Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in demand and equipment on rent. The recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital, is adversely affecting our customers and competitors. Consequently, while we continue to work at initiatives to expand revenue, including growth through acquisitions, we must also focus on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.
In fiscal 2010, 83% of our rental and lease revenues were derived from T&M equipment, compared to 79% in fiscal 2009. This increase was due to a decline in our DP rental revenues in fiscal 2010, while our T&M rental revenues were essentially unchanged from fiscal 2009. Our T&M and DP rental rates have declined, reflecting competitive pressures and the recession in the United States and the international markets that we serve. This decline was offset, in part, by an increase in T&M rental activity in the second half of fiscal 2010 and by the T&M revenues acquired from Telogy in our fourth fiscal quarter.
In fiscal 2010, rental revenues were 86% of our rental and lease revenue. Although that percentage increased slightly from the prior fiscal year due to an increase in T&M rental activity and rental revenues acquired from Telogy, both our rental and lease revenues declined.
The profitability of our business depends in part on controlling the timing, pricing and mix of purchases and sales of equipment. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating impairment are present.
Profitability and key business trends
Comparing fiscal 2010 to fiscal 2009, our revenues increased by 11.8% to $145.9 million, our operating profit increased 6.0% to $18.4 million (including $0.7 million from the bargain purchase gain in connection with our acquisition of Telogy) and our net income decreased by 1.3% to $11.6 million. Our rental and lease revenues decreased in our DP segment, while they remained essentially unchanged from fiscal 2009 for our T&M segment. Rental rates for both our T&M and DP businesses have declined, reflecting the global recession and competitive pressures. This decline was partially offset by an increase in equipment on rent, particularly in our T&M segment, and $1.7 million in additional T&M revenues from Telogy. The decline in rental and lease revenues was offset by an increase in T&M sales activity, due to an increase in used equipment sales, finance leases and new equipment sales in connection with our new ATP sales agreement.
Some of our key profitability measurements are presented below:

	Fiscal 2010	Fiscal 2009	Fiscal 2008

Net income per diluted common share (EPS)	$0.48	$0.47	$0.81
Net income as a percentage of average assets	4.2%	4.2%	7.3%
Net income as a percentage of average equity	5.2%	4.9%	8.6%

The increase in our operating profit is due primarily to increased sales of new and used equipment and finance lease activity in fiscal 2010. The increase was partly offset by moderate growth in our selling, general and administrative expenses of $2.0 million, or 4.5%. Our investment in the infrastructure necessary to support our new ATP sales agreement, and the Telogy acquisition related costs, were partially offset by several cost cutting measures that we introduced at the beginning of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets.
The amount of our equipment on rent, based on acquisition cost, increased 35.4% to $199.5 million at May 31, 2010 from $147.3 million at May 31, 2009. Acquisition cost of equipment on lease increased 2.4% to $28.6 million at May 31, 2010 from $27.9 million at May 31, 2009. Average rental rates and lease rates declined by 2.8% and 2.4%, respectively, from May 31, 2009 to May 31, 2010. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total equipment pool, was 71.2% at May 31, 2010, compared to 55.8% at May 31, 2009 due to an increase in both rental utilization and demand for leases. Over the same period, utilization of our DP equipment pool increased to 44.5% from 42.5% due to an increase in rental utilization, partially offset by a decline in equipment on lease.
RESULTS OF OPERATIONS
Fiscal 2010 Compared with Fiscal 2009
Total Revenues: Total revenues for fiscal 2010 and 2009 were $145.9 million and $130.5 million, respectively. The 11.8% increase in total revenues was due to a 61.0% increase in sales of equipment and other revenues, partially offset by a decrease in rental and lease revenues of 4.3%.
Rental and lease revenues in fiscal 2010 were $94.2 million, compared to $98.4 million in fiscal 2009. The decrease reflected a decline in our DP lease revenues, primarily due to lower demand for leases, and a decrease in DP rental revenues, while our T&M rental and lease revenues remained essentially unchanged from fiscal 2009. Rental rates have decreased for both our DP & T&M businesses, reflecting competitive pressures and the global recession. This decrease was partially offset by an increase in our T&M rental and lease activity, due in part to the Telogy acquisition.
Sales of equipment and other revenues increased to $51.7 million for fiscal 2010 from $32.1 million in fiscal 2009. The increase was primarily due to an increase in used equipment sales in our T&M business, increased finance lease activity, resulting from a large sale to a customer and continued development of our vendor leasing program that provides customers with flexible financing alternatives, and sales of T&M equipment through our new ATP sales agreement. Our unfilled orders for T&M equipment relating to our ATP sales agreement was $9.7 million at May 31, 2010. Distribution sales in fiscal 2010 declined as a result of the termination of our Agilent distribution agreement on January 31, 2010.
Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment decreased in fiscal 2010 to $42.6 million, or 45.2% of rental and lease revenues, from $46.1 million, or 46.8% of rental and lease revenues, in fiscal 2009. The decreased depreciation expense in fiscal 2010 was due to the sale of excess T&M equipment, while the decreased depreciation ratio, as a percentage of rental and lease revenues, reflected the lower equipment level during most of the year and higher utilization.
Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation increased 73.0% to $39.1 million in fiscal 2010 from $22.6 million in fiscal 2009. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 73.2% in fiscal 2010 from 67.3% in fiscal 2009. This increase reflected a decline in our used equipment sales margin, resulting from competitive pressures and the global recession, and an increase in our lower margin finance leases. In addition, fiscal 2010 includes sales of T&M equipment through our new ATP sales agreement, which generally carry a lower margin. Our sales margin is expected to continue to decline as a result of anticipated growth in our finance leases and sales in connection with our new ATP sales agreement. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.
Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 4.5% to $46.4 million in fiscal 2010 compared to $44.5 million in fiscal 2009. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our new ATP sales agreement, and $0.2 million in transition costs related to the Telogy acquisition, partially offset by several cost cutting measures that we introduced at the beginning of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets. As a percentage of total revenues, selling, general and administrative expenses decreased to 31.8% in fiscal 2010 from 34.1% in fiscal 2009, due to an increase in total revenues.
Operating Profit: As a result of significant growth in our sales of equipment and other revenues and a gain on bargain purchase of $0.7 million as a result of the Telogy acquisition, operating profit increased 6.0% to $18.4 million, or 12.6% of total revenues, in fiscal 2010, compared to an operating profit of $17.4 million, or 13.3% of total revenues, in fiscal 2009.
Interest Income, Net: Interest income, net, was $1.6 million in fiscal 2010, compared to $1.5 million in fiscal 2009. Interest income, net, includes $0.7 million of unrealized losses on our put option to UBS AG (“UBS”) which were offset by a related $0.7 million of unrealized gains on our investments, trading.
Income Tax Provision: Our effective tax rate was 42.1% for fiscal 2010, compared to 37.8% for fiscal 2009. The increase was due primarily to changes in tax estimates, a valuation allowance on tax benefits for certain foreign subsidiary losses and a reduction of the benefit from tax-advantaged investments.
Fiscal 2009 Compared with Fiscal 2008
Total Revenues: Total revenues for fiscal 2009 and 2008 were $130.5 million and $144.5 million, respectively. The 9.7% decrease in total revenues was due to a 9.5% decrease in rental and lease revenues and a 10.3% decrease in sales of equipment and other revenues.
Rental and lease revenues in fiscal 2009 were $98.4 million, compared to $108.8 million in fiscal 2008. This reflected a decline in our T&M and DP lease revenues, primarily due to lower demand, and a decrease in T&M and DP rental revenues, reflecting decreased rental activity and rental rates due to competitive pressures and the global recession.
Sales of equipment and other revenues decreased to $32.1 million in fiscal 2009 from $35.8 million in fiscal 2008. Our used equipment sales decline reflected lower customer demand partly offset by an increase in distribution sales and increased finance lease activity. This increase was due to the continued development, both in terms of personnel and marketing, of our distribution channel and our vendor leasing program that provides customers with flexible financing alternatives.
Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment increased in fiscal 2009 to $46.1 million, or 46.8% of rental and lease revenues, from $45.0 million, or 41.4% of rental and lease revenues, in fiscal 2008. The increased depreciation expense in fiscal 2009 was due to a higher average rental and lease equipment pool, while the increased depreciation ratio, as a percentage of rental and lease revenues, was due primarily to a decline in our rental and lease revenues, reflecting lower rental rates and lower demand for leases, as well as lower utilization rates.
Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation decreased 9.4% to $22.6 million in fiscal 2009 from $24.9 million in fiscal 2008. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 67.3% in fiscal 2009 from 65.2% in fiscal 2008. This increase reflected a decline in our higher-margin used equipment sales due to lower customer demand, reflecting competitive pressures and the global recession, and increased finance leases and distribution sales, which carry a lower margin. Our cost of revenues other than depreciation decreased primarily due to a decline in our used equipment sales.
Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 1.2% to $44.5 million in fiscal 2009, compared to $43.9 million in fiscal 2008. Our selling, general and administrative expenses increased due to a foreign currency loss of $0.6 million for fiscal 2009, compared to a foreign currency gain of $0.4 million for fiscal 2008, as a result of a strengthening of the U.S. dollar against key currencies. Excluding foreign currency effects, our selling, general and administrative expenses decreased due to a decline in personnel and benefit related costs. As a percentage of total revenues, selling, general and administrative expenses increased to 34.1% in fiscal 2009 from 30.4% in fiscal 2008, due primarily to a decline in revenue.
Operating Profit: As a result of the decrease in revenues and increase in selling, general and administrative expenses, operating profit decreased 43.3% to $17.4 million, or 13.3% of total revenues, in fiscal 2009, compared to an operating profit of $30.7 million, or 21.2% of total revenues, in fiscal 2008.
Interest Income, Net: Interest income, net, was $1.5 million in fiscal 2009, compared to $3.3 million in fiscal 2008. The decrease reflected decreases in prevailing interest rates and a lower cash balance. Interest income, net, for fiscal 2009 included $1.6 million of unrealized gains on our put option and $1.6 million of unrealized losses on our investments, trading, including $999 transferred from accumulated other comprehensive loss as of May 31, 2008. There were no such amounts for fiscal 2008.
Income Tax Provision: Our effective tax rate decreased slightly to 37.8% for fiscal 2009, compared to 37.9% for fiscal 2008. Although fiscal 2009 included a release of reserves as a result of changes in estimated tax exposures, this was partially offset by a valuation allowance relating to certain deferred tax assets of our foreign operations.
Liquidity and capital resources
Capital Expenditures. During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout each year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $79.8 million of rental and lease equipment during fiscal 2010, $52.0 million in fiscal 2009, and $81.0 million in fiscal 2008. In response to increasing customer demand beginning in the second half of fiscal 2010, purchases of equipment were 53.6% higher than fiscal 2009. Capital expenditures for fiscal 2010 include $22.9 million of rental and lease equipment acquired from Telogy.
Share Repurchases and Dividends. We periodically repurchase shares of our common stock under an authorization from our board of directors. Shares we repurchase are retired and returned to the status of authorized but unissued stock. During fiscal 2010, 2009 and 2008, we repurchased 44, 2,138, and 12 shares of our common stock, respectively, for $0.4 million, $22.8 million, and $0.2 million, respectively, at an average price per share of $8.94, $10.67, and $12.96, respectively. We may make repurchases of our common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

For fiscal 2010, 2009 and 2008, we paid aggregate dividends of $14.4 million, $15.0 million and $11.7 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
Dividend and Repurchase Summary

	Fiscal Year Ended May 31,
	Three Year
(in thousands, except per share information)	Totals	2010	2009	2008

Cash dividends paid	$41,049	$14,360	$15,030	$11,659
Shares repurchased	2,194	44	2,138	12
Average price per share	$10.86	$8.94	$10.67	$12.96
Aggregate purchase price	$23,360	$395	$22,813	$152
Total cash returned to shareholders	$64,409	$14,755	$37,843	$11,811

Cash and Cash Equivalents and Investments. Despite the $64.4 million in cash we have returned to our shareholders over the past three fiscal years, and the $24.7 million we paid in connection with the Telogy acquisition in fiscal 2010, we continue to maintain substantial cash and cash equivalents and investments. We expect that the level of our cash and cash equivalents and investments may decrease as we pay dividends in future quarters, or if we decide to buy back additional shares of our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. We invest our cash balance in money market funds, and corporate and government bond funds.
At May 31, 2010, we held $14.3 million, at cost, in auction rate securities (“ARS”), which we classify as investments, trading.
On November 6, 2008, we accepted an offer from UBS providing us with rights related to our ARS (the “Rights”). The Rights permitted us to require UBS to purchase our ARS at par value, defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. During June and July 2010, UBS purchased our remaining ARS of $14.3 million at par value. (See Note 18 to the consolidated financial statements included in this Form 10-K.)
During the second quarter of fiscal 2010, we sold our investments available-for-sale for $28.8 million, including a realized gain of $0.8 million, included in interest income, net, in our consolidated statements of operations.
Cash Flows and Credit Facilities. The acquisition cost of our rental and lease equipment portfolio at May 31, 2010 totaled $351.0 million, an increase of $13.4 million from the prior fiscal year end. During the past three fiscal years, we made payments for equipment purchases totaling $189.8 million, excluding the rental and lease equipment purchased from Telogy of $22.9 million, and recorded an aggregate increase in the acquisition cost of our equipment portfolio, net of the liquidation of used equipment, of $49.1 million. We have three principal sources of liquidity: cash flows provided by our operating activities, proceeds from the sale of equipment from our portfolio, and external funds that historically have been provided by bank borrowings.
During fiscal 2010, 2009, and 2008 net cash provided by operating activities was $34.2 million, $59.0 million and $54.2 million, respectively. The decrease in operating cash flow for fiscal 2010 compared to fiscal 2009 was due primarily to: a $7.5 million increase in accounts receivable for fiscal 2010, primarily due to higher revenues in fiscal 2010; a decrease in our deferred tax liability of $2.8 million for fiscal 2010, resulting from an increase in used equipment sales in fiscal 2010; an increase in other assets of $4.3 million for fiscal 2010, due to a large finance lease transaction in the second quarter of fiscal 2010; an increase in accrued expenses of $2.5 million in fiscal 2010 due to an increase in current taxes payable as a result of the change in deferred taxes noted above; a dividend accrual in fiscal 2009 that was paid in fiscal 2010; and an increase in deferred revenue of $1.1 million in fiscal 2010, resulting from an increase in revenues in our fourth fiscal quarter of 2010, due in part to the Telogy acquisition. The decrease also includes a decline in net income to $11.6 million for fiscal 2010 from $11.8 million in fiscal 2009.
The increase in operating cash flow for fiscal 2009 compared to fiscal 2008 was due primarily to: a $6.2 million decrease in accounts receivable for fiscal 2009, primarily due to a decline in revenues and the timing of collections of accounts receivable; an increase in our deferred tax liability of $4.6 million for fiscal 2009, resulting from increased tax depreciation expense; an increase in other assets of $1.8 million for fiscal 2009, due to an increase in finance leases; and a decrease in accrued expenses of $1.0 million in fiscal 2009, excluding a non-cash dividend accrual of $3.6 million in fiscal 2009. The increases were partially offset by a decline in net income to $11.8 million for fiscal 2009 from $21.1 million in fiscal 2008.
During fiscal 2010, 2009, and 2008 net cash used in investing activities was $9.5 million, $50.8 million and $50.3 million, respectively. Fiscal 2010 includes redemptions of investments, available-for-sale of $28.7 million, compared to purchases of investments, available-for-sale of $27.9 million and $3.5 million for fiscal 2009 and 2008, respectively. Redemptions of investments, trading, were $7.3 million, $2.0 million and $3.5 million for fiscal 2010, 2009 and 2008, respectively. Proceeds from sale of rental and lease equipment increased to $36.7 million for fiscal 2010 compared to $27.3 million for fiscal 2009 and $31.1 million for fiscal 2008. Payments for equipment purchases were $56.9 million, $52.0 million and $81.0 million for fiscal 2010, 2009 and 2008, respectively. Fiscal 2010 includes cash paid for the acquisition of Telogy of $24.7 million.
Net cash flows used in financing activities were $14.2 million in fiscal 2010, compared to $36.5 million in fiscal 2009 and $10.3 million in fiscal 2008. Proceeds from issuance of common stock were $0.5 million for fiscal 2010, compared to $1.3 million and $1.4 million for fiscal 2009 and 2008, respectively. Payments for the repurchase of common stock declined to $0.4 million in fiscal 2010, compared to $22.8 million in fiscal 2009 and $0.2 million in fiscal 2008. Payments for dividends were $14.4 million, $15.0 million and $11.7 million for fiscal 2010, 2009 and 2008, respectively.
As the following table illustrates, aggregate cash flows from operating activities and proceeds from the sale of equipment have been more than sufficient to fund our operations during the last three fiscal years.

	Three Years Ended
(in thousands)	May 31, 2010	2010	2009	2008

Cash flows from operating activities[1]	$147,328	$34,173	$58,977	$54,178
Proceeds from sale of equipment	95,140	36,661	27,342	31,137

Total	242,468	70,834	86,319	85,315
Payments for equipment purchases	(189,822)	(56,891)	(51,956)	(80,975)
Equipment purchased from Telogy	(22,923)	(22,923)
Net increase in equipment portfolio at acquisition cost	49,057	13,457	3,915	31,685

[1]	For the components of cash flows from operating activities see the consolidated statements of cash flows.
As indicated by the table, cash flows from operating activities and proceeds from sale of equipment provided 114% of the funds required for equipment purchased during the past three fiscal years.
We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements during the last three fiscal years.
We believe that cash and cash equivalents, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.

Inflation. Inflation generally has favorably influenced our results of operations by enhancing the sale prices of our used equipment. However, lower inflation rates and the continued availability of newer, less expensive equipment with similar or better specifications over a period of several years could result in lower relative sale prices for used electronic equipment, which could reduce margins and earnings. Prices of new and used electronic test equipment have not consistently followed the overall inflation rate, while prices of new and used personal computers and servers have consistently declined. Because we are unable to predict the advances in technology and the rate of inflation for the next several years, it is not possible to estimate the impact of these factors on our margins and earnings.
CONTRACTUAL OBLIGATIONS
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing the lease at the end of the initial lease term, at the fair rental value, for periods of up to five years. In most cases, we expect that facility leases will be renewed or replaced by other leases in the normal course of business.
The table below presents the amount of payments due under our contractual obligations. The table reflects expected payments due as of May 31, 2010 and does not reflect changes that could arise after that time.

	Payments due by period
		Less than			More than
Contractual Obligations (in thousands)	Total	1 year	1-3 years	3-5 years	5 years

Facility lease payments, not including property taxes and insurance	$988	$577	$342	$69	$—

Total	$988	$577	$342	$69	$—

The exact timing of reversal or settlement of our ASC 740, Income Taxes, liabilities of $7.1 million could not be reasonably estimated at the end of the current fiscal year.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets (including rental and lease equipment), impairment of goodwill and definite lived intangible assets, investments, allowance for doubtful accounts and income taxes. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
We believe the following critical accounting policies affect the more significant judgments and estimates used in the preparation of our financial statements:
Asset Lives and Depreciation Methods: Our primary business involves the purchase and subsequent rental and lease of long-lived electronic equipment. We have chosen asset lives that we believe correspond to the economic lives of the related assets. We have chosen depreciation methods that we believe generally match our benefit from the assets with the associated costs. These judgments have been made based on our expertise in each equipment type that we carry. If the asset life and depreciation method chosen do not reduce the book value of the asset to at least our potential future cash flows from the asset, we would be required to record an impairment loss. Depreciation methods and useful lives are periodically reviewed and revised as deemed appropriate.

Investments in Debt Securities: Our investment portfolio may at any time contain direct obligations of the United States government, securities issued by agencies of the United States government, money market or cash management funds, corporate and government bond funds, and ARS. ASC 820, Fair Value Measurements, establishes three levels of inputs that may be used to measure fair value (see Note 3 to our consolidated financial statements included in this Form 10-K). Each level of input has different levels of subjectivity and difficulty in determining fair value.
Level 1 – Observable inputs, such as quoted prices in active markets for identical assets or liabilities. Determining fair value for Level 1 investments generally does not require significant management judgment.
Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data.
Level 3 – Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models. The determination of fair value for Level 3 investments requires the most management judgment and subjectivity.
All of the securities classified as Level 3 investments are ARS. At May 31, 2010, we held $14.3 million, at cost, of ARS. During fiscal 2010, we sold $7.3 million of our ARS at par value. During June and July 2010 we sold all of our remaining ARS to UBS at par value, for $14.3 million in cash. (See Note 18 to our consolidated financial statements included in this Form 10-K.) Our ARS were long-term debt instruments backed by student loans, a substantial portion of which was guaranteed by the United States government. Prior to their sale, we valued the ARS from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.
Impairment of Long-Lived Assets: On a quarterly basis, we review the carrying value of our rental and lease equipment to determine if the carrying value of the assets may not be recoverable due to current and forecasted economic conditions. This requires us to make estimates related to future cash flows from the assets and to determine whether any deterioration is other than temporary. If these estimates or the related assumptions change in the future, we may be required to record additional impairment charges.
Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay our invoices. The estimated losses are based on historical collection experience in conjunction with an evaluation of the status of the existing accounts. If the financial condition of our customers were to deteriorate, then additional allowances could be required that would reduce income. Conversely, if the financial condition of our customers were to improve or if legal remedies to collect past due amounts were more successful than expected, then the allowance for doubtful accounts might need to be reduced and income would be increased.
Goodwill Impairment: Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. We recognized goodwill of $3.1 million on the acquisition of Rush Computer Rentals in January 2006. Impairment testing for goodwill is performed annually, on May 31, or more frequently if indications of potential impairment exist under the provisions of ASC 350, Intangibles — Goodwill and Other (“ASC 350”). The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have separate operating segments (reporting units) for T&M and DP equipment, although these two segments are aggregated into a single reportable segment in accordance with ASC 280, Segment Reporting. Step one of the impairment test compares the fair value of the reporting unit using a market approach to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, impairment is recognized.

Definite-lived Intangible Assets: Definite-lived intangible assets consist of customer lists and covenants not-to-compete. The assets are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 350. If any indications of impairment are present, then we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows indicate the asset is not recoverable, we determine the fair value of the asset and record any impairment. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.
Income Taxes: We are required to estimate income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. This process involves us estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered. To the extent management believes that recovery is not likely, we establish a valuation allowance. We determined that a valuation allowance was required in fiscal 2010 and 2009 of $0.5 million and $0.3 million, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences. There was no valuation allowance required for fiscal 2008.
Effective January 1, 2007, the Financial Accounting Standards Board issued new accounting guidance regarding uncertain income tax positions. This guidance found under ASC 740, Income Taxes, provides that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. Pursuant to our adoption of this guidance on June 1, 2007, we recorded a net decrease of $0.4 million to retained earnings.
Off BALANCE SHEET TRANSACTIONS
As of May 31, 2010 we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
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

At May 31, 2010, our only investments held for trading purposes were ARS with a par value of $14.3 million, all of which were subsequently purchased by UBS at par during June and July 2010 pursuant to an agreement with UBS entered into on November 6, 2008. (See Note 18 to the consolidated financial statements included in this Form 10-K.)
Changes in Foreign Currencies.
We have wholly owned Chinese and European subsidiaries. In addition, we have revenues, cash and cash equivalents and accounts receivable in other foreign currencies, primarily the Canadian dollar. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). During fiscal 2010 we began using forward contracts to hedge our economic exposure with respect to assets, liabilities and firm commitments denominated in foreign currencies. Although there can be no assurances, given the extent of our international operations and our hedging, we do not expect a 10% change in foreign currency rates to have a material impact on our consolidated balance sheet.
Item 8. Financial Statements and Supplementary Data.
See Consolidated Financial Statements beginning on page F-1 of this Form 10-K.
Supplemental Financial Information regarding quarterly results is contained in Note 17 — Quarterly Information (unaudited), in the Notes to our Consolidated Financial Statements on page F-27 of this Form 10-K.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not Applicable
Item 9A. Controls and Procedures.
As of May 31, 2010, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2010. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2010, our internal control over financial reporting is effective based on these criteria.
Deloitte & Touche LLP, an independent registered public accounting firm, who audited our consolidated financial statements included in this Form 10-K has issued an attestation report on our internal control over financial reporting, which is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Electro Rent Corporation
Van Nuys, California
We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended May 31, 2010 of the Company and our report dated August 12, 2010 expressed an unqualified opinion on those financial statements.
/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 12, 2010

Item 9B. Other Information.
Not Applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2010.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) Financial Statements.
1. Index to Financial Statements:

Page
See Consolidated Financial Statements included as part of this Form 10-K. Pursuant to Rule 7-05 of Regulation S-X, the schedules have been omitted as the information to be set forth therein is included in the notes of the audited consolidated financial statements.	F-1
All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of a schedule, or because the information required is included in the financial statements or related notes.

(b) Exhibits.

Number	Document Description
3.1	Restated Articles of Incorporation, filed October 3, 1984 (11)

3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988 (11)

3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997 (5)

3.4	Bylaws of Registrant, adopted February 6, 1979 (11)

3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994 (1)

3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996 (3)

3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002 (11)

4.1	Form of Common Stock Certificate (11)

10.1	Electro Rent Corporation Supplemental Retirement Plan (11) **

10.2	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg (11) **

10.3	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001 (6) **

10.4	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005 (8) **

10.5	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005 (8) **

10.6	1996 Stock Option Plan (2) **

10.7	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan) (2) **

10.8	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan) (2) **

10.9	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996 (4) **

10.10	Amendment No.1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan (7) **

10.11	2005 Equity Incentive Plan (9) **

10.12	Form of 2005 Stock Option Agreement (9) **

10.13	Form of Stock Unit Award Agreement (Employee) (10) **

10.14	Form of Stock Unit Award Agreement (Director) (11) **

10.15	Form of Indemnification Agreement (11) **

Number	Document Description
10.16	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A. (12)

10.17	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A (12)

10.18	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A. (12)

10.19	Asset Purchase Agreement between Registrant and Telogy, LLC dated as of March 16, 2010 (13)

10.20	Agreement between the Company and UBS regarding Auction Rate Securities (12)

14	Code of Business Conduct and Ethics (11)

21	Subsidiaries of the Registrant.
• Genstar Rental Electronics, Inc., a Canadian corporation
• ER International, Inc., a Delaware corporation
• Electro Rent Asia, Inc., a California corporation
• Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise
• Electro Rent Europe NV, a Belgium corporation
• Electro Rent, LLC, a Delaware limited liability company

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm (14)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer (14)

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer (14)

32.1	Section 1350 Certification by Principal Executive Officer (14)

32.2	Section 1350 Certification by Chief Financial Officer (14)

**	This exhibit is a management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

(2)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

(3)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

(4)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).

(5)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

(6)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

(7)	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.

(8)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

(9)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

(10)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.

(11)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

(12)	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q For the quarterly period ended February 28, 2010.

(13)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 22, 2010.

(14)	Filed herewith.
(c) Schedule of Financial Statements
None.

SIGNATURES
Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation
Dated: August 12, 2010.	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg	Chairman of the Board and	August 12, 2010
Daniel Greenberg	Chief Executive Officer

/s/ Craig R. Jones	Chief Financial Officer	August 12, 2010
Craig R. Jones	(Principal Financial and Accounting Officer)

/s/ Gerald D. Barrone	Director	August 12, 2010
Gerald D. Barrone

/s/ Nancy Y. Bekavac	Director	August 12, 2010
Nancy Y. Bekavac

/s/ Karen J. Curtin	Director	August 12, 2010
Karen J. Curtin

/s/ Joseph J. Kearns	Director	August 12, 2010
Joseph J. Kearns

/s/ James S. Pignatelli	Director	August 12, 2010
James S. Pignatelli

/s/ Suzan K. DelBene	Director	August 12, 2010
Suzan K. DelBene

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Electro Rent Corporation
Van Nuys, California
We have audited the accompanying consolidated balance sheets of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2010 and 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 12, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ DELOITTE & TOUCHE LLP
LOS ANGELES, CALIFORNIA
AUGUST 12, 2010

ELECTRO RENT 2010 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended May 31,
(in thousands, except per share information)	2010	2009	2008

Revenues:
Rentals and leases	$94,201	$98,395	$108,761
Sales of equipment and other revenues	51,666	32,086	35,775

Total revenues	145,867	130,481	144,536

Operating expenses:
Depreciation of rental and lease equipment	42,605	46,056	44,987
Costs of revenues other than depreciation of rental and lease equipment	39,061	22,574	24,914
Selling, general and administrative expenses	46,447	44,456	43,940
Gain on bargain purchase	(679)	—	—

Total operating expenses	127,434	113,086	113,841

Operating profit	18,433	17,395	30,695
Interest income, net	1,599	1,507	3,292

Income before income taxes	20,032	18,902	33,987
Income tax provision	8,435	7,150	12,883

Net income	$11,597	$11,752	$21,104

Earnings per share:
Basic	$0.48	$0.47	$0.81
Diluted	$0.48	$0.47	$0.81
Shares used in per share calculation:
Basic	23,932	24,899	25,910
Diluted	24,004	24,980	26,079

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2010 ANNUAL REPORT
CONSOLIDATED BALANCE SHEETS

As of May 31,
(in thousands, except share information)	2010	2009

Assets
Cash and cash equivalents	$32,906	$22,215
Investments available-for-sale, at fair value (cost of $27,896)	—	28,188
Investments, trading, at fair value (cost of $14,275 and $21,600)	13,323	19,977
Put option	952	1,623
Accounts receivable, net of allowance for doubtful accounts of $536 and $317	25,670	16,271
Rental and lease equipment, net of accumulated depreciation of $177,380 and $179,318	173,647	158,252
Other property, net of accumulated depreciation and amortization of $16,055 and $15,207	13,585	13,781
Goodwill	3,109	3,109
Intangibles, net of amortization of $2,017 and $1,741	1,398	734
Other	11,478	7,184

	$276,068	$271,334

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,294	$3,291
Accrued expenses	14,240	15,023
Deferred revenue	6,022	4,281
Deferred tax liability	17,550	19,986

Total liabilities	46,106	42,581

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000; none issued
Common stock, no par — shares authorized 40,000,000; issued and outstanding 2010 - 23,960,694; 2009 - 23,953,540	33,555	32,596
Accumulated other comprehensive income, net of tax	—	176
Retained earnings	196,407	195,981

Total shareholders’ equity	229,962	228,753

	$276,068	$271,334

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2010 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended May 31,
(in thousands)	2010	2009	2008

Cash flows from operating activities:
Net income	$11,597	$11,752	$21,104
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,759	47,226	46,535
Put option loss (gain)	671	(1,623)	—
Unrealized holding (gains) losses for trading securities	(671)	1,623	—
Remeasurement loss (gain)	93	445	(440)
Gain on sale of investments available-for-sale	(841)	—	—
Gain on sale of rental and lease equipment	(10,768)	(8,952)	(10,830)
Gain on bargain purchase	(679)	—	—
Deferred tax liability	(2,802)	4,588	530
Stock compensation expense	610	158	200
Provision for losses on accounts receivable	529	481	425
Excess tax benefit for stock options exercised	(62)	(49)	(175)
Changes in operating assets and liabilities:
Accounts receivable	(7,545)	6,170	(5,995)
Other assets	(4,268)	(1,779)	312
Accounts payable	939	508	(539)
Accrued expenses	2,467	(945)	3,186
Deferred revenue	1,144	(626)	(135)

Net cash provided by operating activities	34,173	58,977	54,178

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	36,661	27,342	31,137
Cash paid for acquisition	(24,653)	—	—
Payments for purchase of rental and lease equipment	(56,891)	(51,956)	(80,975)
Payments for purchase of investments	—	(27,896)	(3,500)
Redemptions of investments available-for-sale	28,737	—	—
Redemptions of investments, trading	7,325	2,000	3,450
Payments for purchase of other property	(682)	(275)	(398)

Net cash used in investing activities	(9,503)	(50,785)	(50,286)

Cash flows from financing activities:
Excess tax benefit for stock options exercised	62	49	175
Proceeds from issuance of common stock	454	1,327	1,366
Payments for repurchase of common stock	(395)	(22,813)	(152)
Payment of dividends	(14,360)	(15,030)	(11,659)

Net cash used in financing activities	(14,239)	(36,467)	(10,270)

Net increase (decrease) in cash and cash equivalents	10,431	(28,275)	(6,378)
Effect of exchange rate changes on cash	260	(474)	170
Cash and cash equivalents at beginning of year	22,215	50,964	57,172

Cash and cash equivalents at end of year	$32,906	$22,215	$50,964

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2010 ANNUAL REPORT
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Common Stock		Other		Total
Three years ended May 31,	Number		Comprehensive	Retained	Shareholders’
(in thousands)	of Shares	Amount	Income/(Loss)	Earnings	Equity
| | | | |
Balance, May 31, 2007	25,813	$32,212	$—	$211,267	$243,479
Exercise of stock options and issuance of restricted shares	144	1,366	—	—	1,366
Tax benefit for stock options exercised	—	175	—	—	175
Non-cash stock compensation	—	200	—	—	200
Repurchase of common stock	(12)	(15)	—	(137)	(152)
Dividends declared	—	—	—	(9,079)	(9,079)
Cumulative effect of adoption of FIN 48	—	—	—	(366)	(366)
Comprehensive income:
Unrealized losses on investments available-for-sale, net of $380 of tax benefit	—	—	(619)	—	(619)
Net income for the year ended May 31, 2008	—	—	—	21,104	21,104

Total comprehensive income					20,485

Balance, May 31, 2008	25,945	33,938	(619)	222,789	256,108
Exercise of stock options and issuance of restricted shares	147	1,327	—	—	1,327
Tax benefit for stock options exercised	—	49	—	—	49
Non-cash stock compensation expense	—	158	—	—	158
Repurchase of common stock	(2,138)	(2,876)	—	(19,937)	(22,813)
Dividends declared	—	—	—	(18,623)	(18,623)
Comprehensive income:
Realized loss on transfer of investments available-for-sale to investments, trading	—	—	619	—	619
Unrealized gains on investments available-for-sale, net of $116 of tax expense	—	—	176	—	176
Net income for the year ended May 31, 2009	—	—	—	11,752	11,752

Total comprehensive income					12,547

Balance, May 31, 2009	23,954	32,596	176	195,981	228,753
Exercise of stock options and issuance of restricted shares	51	454	—	—	454
Tax deficit for stock options expired, net of tax benefit for stock options exercised	—	(45)	—	—	(45)
Non-cash stock compensation expense	—	610	—	—	610
Repurchase of common stock	(44)	(60)	—	(335)	(395)
Dividends declared	—	—	—	(10,836)	(10,836)
Comprehensive income:
Unrealized gains arising during the year, net of $238 of tax expense	—	—	310	—	310
Less: Reclassification adjustment for gains realized in net income, net of $354 of tax expense	—	—	(486)	—	(486)

Realized gain on investments available-for-sale, net of $116 of tax expense			(176)	—	(176)
Net income for the year ended May 31, 2010	—	—	—	11,597	11,597

Total comprehensive income					11,421

Balance, May 31, 2010	23,961	$33,555	$—	$196,407	$229,962

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2010, 2009 AND 2008
(in thousands, except per share amounts)
Note 1: Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include Electro Rent Corporation and its wholly owned subsidiaries (collectively “we”, “us”, or “our” hereafter). All intercompany balances and transactions have been eliminated in consolidation.
Business and Organization: We primarily engage in the short-term rental and lease of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of test and measurement equipment (“T&M”) and personal computer-related data products (“DP”) equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rental or lease and the sale of a range of new T&M equipment through our new Authorized Technology Partnership (“ATP”) sales agreement with Agilent Technologies, Inc (“Agilent”), which we entered into effective December 1, 2009. Our ATP agreement with Agilent gives us the with exclusive right to sell Agilent’s more complex T&M equipment to small to medium size customers (who previously purchased directly from Agilent) in the United States and Canada. We began selling T&M equipment under the ATP sales agreement during our third fiscal quarter ended February 28, 2010. In connection with the execution of this agreement, we terminated our prior distribution agreement with Agilent, which was our largest distribution agreement and related to less complex T&M equipment.
We conduct our business activities in the United States, and our wholly owned subsidiaries, Electro Rent, LLC, Electro Rent Europe, NV, and Electro Rent (Tianjin) Rental Co., Ltd. conduct some or all of these business activities in Canada, Europe and China, respectively. Our wholly owned subsidiary, Genstar Rental Electronics, Inc. conducted some of these business activities in Canada through fiscal 2010, but is now inactive. Our wholly owned subsidiary, Electro Rent Asia, Inc., is the U.S. parent company of Electro Rent (Tianjin) Rental Co., Ltd. and our wholly owned subsidiary, ER International, Inc., is the U.S. parent company of Electro Rent Europe, NV.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, including rental and lease equipment, goodwill and intangibles, investments, allowance for doubtful accounts, income taxes and contingencies and litigation. These estimates are based on our evaluation of current business and economic conditions, historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe, however, that our estimates, including those for the above-listed items, are reasonable.
Revenue Recognition: Rental and lease revenues are recognized in the month they are due on the accrual basis of accounting. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue. Other revenues consist of billings to customers for equipment sales, delivery, or repairs. Those revenues are recognized in the period in which the respective equipment is shipped and risk of loss is passed to the customer or the period in which the services are performed. In the case of equipment that is sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends. Negotiated lease early-termination charges are recognized upon receipt.

Rental and Lease Equipment and Other Property: Assets are generally stated at cost, less accumulated depreciation. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized. We depreciate our buildings over 31.5 years, furniture and other equipment over three to ten years, and leasehold improvements over three to five years. Each is depreciated on a straight-line basis. Depreciation of rental and lease equipment and other property is computed using straight-line and accelerated methods over the estimated useful lives of the respective equipment. Generally, new rental and lease equipment is depreciated over three to ten years, and used equipment over two to nine years, depending on the type of equipment. Depreciation methods and useful lives are periodically reviewed and revised, as deemed appropriate. Normal maintenance and repairs are expensed as incurred. Rental and lease equipment at net book value comprised $168,400 of T&M equipment and $5,247 of DP equipment at May 31, 2010 and $150,807 of T&M equipment and $7,445 of DP equipment at May 31, 2009.
Income Taxes: We recognize a liability or asset for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when reported amounts of the assets or liabilities are recovered or settled. The deferred tax assets are periodically reviewed for recoverability.
Effective June 1, 2007 we adopted new accounting guidance which defines the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. This guidance requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. Pursuant to our adoption of this new guidance on June 1, 2007, we recorded a net decrease of $366 to retained earnings.
We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
Impairment of Assets: The carrying value of equipment held for rental and lease is assessed quarterly or when factors indicating impairment are present. We recognize impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value. There were no such impairment charges during fiscal 2010, 2009 and 2008.
Goodwill and Other Intangible Assets: We have goodwill, which represents the excess of purchase price over the fair value of net assets acquired, and other intangible assets, such as customer relationships, non-compete agreements and trade name as a result of our acquisition of Rush Computer Rentals, Inc. in January 2006, and the purchase of certain assets and select post-closing liabilities of Telogy, LLC in March 2010, discussed further in Note 4. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The intangible assets, with the exception of the trade name, are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and identifiable intangible assets is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Goodwill and intangibles have not been impaired.

Cash and Cash Equivalents: We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented.
Investments — Available-for-Sale and Trading: Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer. At the end of fiscal 2009, our investments available-for-sale consisted of corporate and government bond funds. We had no investments available-for-sale at the end of fiscal 2010. Our investments, trading consisted of auction rate securities (“ARS”) at the end of fiscal 2010 and 2009. Available-for-sale securities are reported at fair value, with unrealized gains and losses recorded in accumulated other comprehensive income, net of tax. Realized gains and losses and declines in value considered to be other than temporary are included in income in the period they occur. The cost of securities sold is based on the specific identification method. During the second quarter of fiscal 2010, we sold our available-for-sale securities for $28,737 and reclassified a realized gain of $841 out of accumulated other comprehensive income, into interest income, net, in our consolidated statements of operations. During the second quarter of fiscal 2009, we reclassified our ARS from available-for-sale to trading securities. Investments that are designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings (see Note 2 for further discussion).
Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make rental and lease payments. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. If the financial condition of our customers were to deteriorate, then additional allowances could be required that would reduce income. Conversely, if the financial condition of our customers were to improve or if legal remedies to collect past due amounts were more successful than expected, then the allowance for doubtful accounts may need to be reduced and income would be increased.
Concentration of Credit Risk: Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash equivalents, investments and trade accounts receivable. We invest excess cash primarily in money market funds of major financial institutions, corporate and government bond funds, and ARS. Excess cash of $27,802 was invested in four large money market funds, and $14,275, at cost, was invested in ARS as of May 31, 2010 (see Note 2 for further discussion). We believe that we are not exposed to any significant financial risk with respect to cash and cash equivalents. For trade accounts receivable, we sell primarily on 30-day terms, perform credit evaluation procedures on each customer’s individual transactions and require security deposits or personal guarantees from our customers when significant credit risks are identified. Typically, most customers are large, established firms. We seek to maintain an adequate allowance for potential credit losses.
We purchase rental and lease equipment, including equipment sold under distribution agreements, from numerous vendors and new equipment, in connection with our ATP sales agreement, from Agilent. During fiscal 2010, 2009, and 2008, Agilent accounted for approximately 75%, 59% and 58%, respectively, of all new equipment purchases. No other vendor accounted for more than 10% of such purchases.
Foreign Currency: The assets and liabilities of our foreign subsidiaries are remeasured from their foreign currency to U.S. dollars at current or historic exchange rates, as appropriate. The U.S. dollar has been determined to be our functional currency. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

On occasion, we have entered into forward contracts to hedge against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. Such derivative instruments, not designated as hedging instruments, are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our consolidated statements of operations.
Effective June 1, 2009, we adopted new accounting guidance intended to improve financial reporting disclosures about derivative instruments and hedging activities. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows. We applied the requirements of the new guidance on a prospective basis. Accordingly, disclosures related to periods prior to the date of adoption have not been presented. The fair value of our foreign exchange forward contracts in the consolidated balance sheet as of May 31, 2010 is shown in the table below:

Derivatives Not Designated as
Hedging Instruments	Consolidated Balance Sheet Location	Fair Value
Foreign exchange forward contracts	Other	$176
The table below provides data about the amount of fiscal 2010 gains recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as	Location of Gain Recognized in Income on
Hedging Instruments	Derivatives	Gain
Foreign exchange forward contracts	Selling, general and administrative expenses	$390
Net Income Per Common and Common Equivalent Share: Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding for the reported year, excluding the dilutive effects of stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported year. Common stock equivalents result from the dilutive effects of restricted stock and stock options computed using the treasury stock method.
Cash Flow: Supplemental disclosures of cash paid during the fiscal year for:

Year ended May 31,	2010	2009	2008

Interest	$21	$15	$13
Income taxes	10,022	1,104	8,529

Supplemental Disclosure of Non-Cash Investing and Financing Activities: We had accounts payable and other accruals related to acquired equipment totaling $6,167, $2,098, and $3,824, at May 31, 2010, 2009, and 2008, respectively, which amounts were subsequently paid. During fiscal 2009, we (i) transferred $20,909 from investments available-for-sale to investments, trading; (ii) increased shareholders’ equity by $176, net of tax expense of $116, as a result of unrealized gains on investments available-for-sale; and (iii) recorded $3,593 of dividends declared and not yet paid as accrued expenses and a reduction of retained earnings. There were no similar activities in fiscal 2010 or 2008.
Stock-Based Compensation: Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements as compensation expense over the period that an employee provides service in exchange for the award based on its fair value. Compensation expense resulting from restricted stock and restricted stock units is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over the vesting period (see Note 14 for further discussion).

Fair Value Measurements: Effective June 1, 2008, we adopted accounting guidance for financial assets and liabilities, which defines fair value, provides guidance for measuring fair value and requires certain disclosures. The guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow) and the cost approach (cost to replace the service capacity of an asset or replacement cost). The statement establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.
As of May 31, 2010 and 2009 we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents, available-for-sale securities, trading securities, put option and foreign currency derivatives. The fair values of available-for-sale securities are obtained from quoted market prices. The fair value of the trading securities and put option are determined by the use of pricing models (see Note 3 for further discussion).
Recent Accounting Pronouncements: Effective June 1, 2009, we adopted accounting guidance on interim disclosures about fair value of financial instruments. This guidance relates to fair value disclosures for any financial instrument not currently reflected on the balance sheet at fair value, and requires quarterly disclosures of qualitative and quantitative information about fair value estimates for financial instruments not measured on the balance sheet at fair value. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.
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
Effective June 1, 2009, we adopted accounting guidance on business combinations. This guidance revises the method of accounting for a number of aspects of business combinations, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), and post acquisition exit activities of acquired businesses. In addition, this new guidance will require us to expense acquisition costs for future acquisitions. Our Telogy acquisition, as well as any future acquisitions, will be accounted for under this guidance (see Note 4 for further discussion).
Effective June 1, 2009, we adopted accounting guidance on determining the useful lives of intangible assets. This guidance amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets and adds certain disclosures for an entity’s accounting policy regarding treatment of the costs, period of extension, and total costs incurred. We applied this new guidance prospectively to all recognized intangible assets. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.
Effective June 1, 2009, we adopted accounting guidance addressing accounting for instruments granted in share-based payment transactions. This guidance defines which types of instruments granted by an entity in share-based payment transactions should be considered as participating securities prior to vesting and, therefore, should be included in the earnings allocation in computing earnings per share. This guidance required us to retrospectively adjust our earnings per share data (including any amounts related to interim periods, summaries of earnings and selected financial data) to conform to the provisions of the guidance. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.
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
In October 2009, the Financial Accounting Standards Board amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence, vendor objective evidence or third-party evidence is unavailable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. We will be required to adopt this guidance beginning with our first quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
Note 2: Investments
Investments available-for-sale consist of corporate and government bond funds, while our investments, trading consist of ARS. Our investments are carried at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.
When made, our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.
At May 31, 2010 and 2009, we held $14,275 and $21,600, at cost, of ARS. During June and July 2010 we sold all of our remaining ARS to UBS AG (“UBS”) at par plus accrued interest, for $14.3 million in cash when we exercised our put right (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS (see Note 18 for further discussion). Our ARS were long-term debt instruments backed by student loans, a substantial portion of which was guaranteed by the United States government. Prior to their sale, we valued the ARS from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS. Simultaneously, we transferred our ARS from investments available-for-sale to trading securities. The transfer to trading securities reflected our intent to exercise our Put Option. The fair value of the trading securities and Put Option are determined by pricing models (see Note 3 for further discussion).

Pursuant to the Agreement, UBS Bank USA established a credit line for us in an amount up to 75% of the market value of the ARS that we pledged as collateral, with interest equal to the interest income that we received on our ARS investments, which was terminated as of July 1, 2010. We did not draw any amounts under this line.
During the second quarter of fiscal 2010, we sold our available-for-sale securities for $28,737 and reclassified a realized gain of $841 out of accumulated other comprehensive income into interest income, net, in our consolidated statements of operations. At May 31, 2010, we did not hold any available-for-sale securities. At May 31, 2009, the gross unrealized gains included in other comprehensive income with respect to our available-for-sale securities were $292. Such unrealized gains did not affect net income for the applicable accounting period.
The following is a summary of our available-for-sale securities:

		At May 31, 2009
	Available-for-sale Securities
		Gross	Gross
		Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

Government bond fund	$13,896	$25	$—	$13,921
Corporate bond fund	14,000	267	—	14,267

	$27,896	$292	$—	$28,188

Note 3: Fair Value Measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, available-for-sale securities, trading securities, Put Option and foreign currency derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:
Level 1 — Observable inputs, such as quoted prices in active markets for identical assets or liabilities;

Level 2 — Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 — Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as internally-developed valuation models.

Assets and liabilities measured at fair value on a recurring basis are as follows:

	At May 31, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance

Assets
Money market funds	$27,802	$—	$—	$27,802
Auction rate securities	—	—	13,323	13,323
Put option	—	—	952	952
Supplemental executive retirement plan	2,081	—	—	2,081
Foreign exchange forward contracts	—	176	—	176

Total assets measured at fair value	$29,883	$176	$14,275	$44,334

Liabilities
Supplemental executive retirement plan	$2,081	$—	$—	$2,081

Total liabilities measured at fair value	$2,081	$—	$—	$2,081

	At May 31, 2009
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance

Assets
Money market funds	$15,600	$—	$—	$15,600
Government bond fund	13,921	—	—	13,921
Corporate bond fund	14,267	—	—	14,267
Auction rate securities	—	—	19,977	19,977
Put option	—	—	1,623	1,623
Supplemental executive retirement plan	1,871	—	—	1,871

Total assets measured at fair value	$45,659	$—	$21,600	$67,259

Liabilities
Foreign exchange forward contract	$—	$81	$—	$81
Supplemental executive retirement plan	1,871	—	—	1,871

Total liabilities measured at fair value	$1,871	$81	$—	$1,952

The fair value measures for our money market funds, government bond fund and corporate bond fund and supplemental executive retirement plan asset and liability were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs. We valued our ARS from quotes received from UBS that were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weights various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. The Put Option was a free standing asset separate from the ARS, and represented our contractual right to require UBS to purchase our ARS at par value during the period from June 30, 2010 through July 2, 2012. In order to value the Put Option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS. Our ARS and Put Option are included in Level 3 inputs.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for fiscal 2010:

	May 31,
	2010		2009
		Auction		Auction
		Rate		Rate
	Put Option	Securities	Put Option	Securities

Fair value at beginning of period	$1,623	$19,977	$—	$22,601
Settlements (at par)	—	(7,325)	—	(2,000)
Issuance of put option	—	—	1,891	—
Unrealized gains (losses) included in interest income, net	(671)	671	(268)	(624)

Fair value at end of period	$952	$13,323	$1,623	$19,977

We included in earnings unrealized gains of $89 and $913 for fiscal 2010 and 2009, respectively, attributable to the remaining ARS we held on that date, and unrealized losses of $89 and $913 for fiscal 2010 and 2009, respectively, attributable to our Put Option on those securities.
Note 4: Acquisition
On March 31, 2010, pursuant to an Asset Purchase Agreement, we completed the purchase of certain assets and the assumption of specified post-closing liabilities of Telogy, LLC (“Telogy”), for cash consideration of $24,653. We acquired Telogy in order to facilitate growth in our T&M business. Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment. Telogy had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, and we were the winning bidder in a Bankruptcy Court auction of Telogy’s assets. The purchase price, which is subject to post closing adjustments that are not expected to be significant, was allocated to the assets acquired and liabilities assumed based upon our estimate of their respective fair values. Because the estimated fair value of the net assets acquired exceeded the acquisition cost, we recorded a bargain purchase gain with respect to this transaction. The bargain purchase reflects the recurring losses incurred by Telogy and liquidity constraints due to the difficult global economy and the recent bankruptcy filing.

The following table provides estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Total cash consideration	$24,653

Preliminary purchase price allocation:
Accounts receivable	2,723
Rental and lease equipment	22,922
Customer relationships acquired	940
Other	34
Accrued expenses	(189)
Deferred tax liability	(481)
Deferred revenue	(617)

Net assets acquired	25,332

Bargain purchase gain, net of estimated taxes of $481	$(679)

The bargain purchase gain is included as a separate component of operating expenses.
The fair value of assets acquired included gross accounts receivable of $3,153, of which an estimated $430 is not expected to be collected, resulting in a fair value of $2,723. Intangible assets consist of customer relationships and have a useful life of 8 years.
Acquisition-related transaction costs of $180 are accounted for as expenses in the periods in which the costs are incurred and are included in our selling, general and administrative expenses for fiscal 2010.
The purchase of Telogy was an asset purchase, and Telogy’s operations were integrated with ours immediately after the closing date. Revenues and income before income taxes of $1,740 and $425, respectively, from the acquired customers were included in our consolidated statements of operations for the fiscal year ended May 31, 2010.
The following pro forma results of operations for the fiscal years ended May 31, 2010 and 2009 assume the acquisition of Telogy occurred as of the beginning of those periods. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition occurred on the dates indicated, nor are these results necessarily indicative of future consolidated results of operations. We have included the operating results of Telogy in our consolidated financial statements since the March 31, 2010.

Year ended May 31,	2010	2009

Revenues	$161,518	$154,169
Net income	$9,453	$7,109
Earnings per share:
Basic	$0.40	$0.29
Diluted	$0.39	$0.28
Note 5: Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets comprise purchased customer relationships, and trade names, and other intangible assets.
Our goodwill and intangibles at May 31, 2010 were the result of the acquisitions of Telogy on March 31, 2010 and of Rush Computer Rentals on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for fiscal 2010 and 2009 were as follows:

	Balance as of
	June 1, 2009
	(net of			Balance as of
	amortization)	Additions	Amortization	May 31, 2010

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Non-compete agreements	166	—	(100)	66
Customer relationships	157	940	(176)	921

	$3,843	$940	$(276)	$4,507

	Balance as of
	June 1, 2008
	(net of			Balance as of
	amortization)	Additions	Amortization	May 31, 2009

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Non-compete agreements	266	—	(100)	166
Customer relationships	392	—	(235)	157

	$4,178	$—	$(335)	$3,843

Goodwill is not deductible for tax purposes.
There were no conditions that indicated any impairment of goodwill or identifiable intangible assets in fiscal 2010, 2009 and 2008. The annual impairment review date for goodwill is May 31.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	May 31, 2010

	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(984)	66
Customer relationships	3-8 years	1,954	(1,033)	921

		$3,415	$(2,017)	$1,398

	May 31, 2009

	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(884)	166
Customer relationships	3-4 years	1,014	(857)	157

		$2,475	$(1,741)	$734

Amortization expense was $276, $335, and $502 for fiscal 2010, 2009, and 2008, respectively.
Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Future
Year ending May 31,	Amortization

2011	$184
2012	118
2013	118
2014	118
2015	118
Thereafter	331

$987

Note 6: Borrowings
For many years, we have had a standby revolving line of credit for $10,000 with a bank. The line of credit is subject to annual renewals and is subject to certain restrictions. The interest rate on the line of credit is based on the prime rate or LIBOR plus 1.25%. We had no borrowings outstanding during fiscal 2010, 2009 or 2008. At May 31, 2010, we are in compliance with the financial covenants contained in the revolving line of credit agreement and expect to continue to be in compliance with them.
Note 7: Income Taxes
On June 1, 2007, we adopted new accounting guidance which establishes a single model to address the accounting for uncertain tax positions. Specifically, it prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
We applied this guidance to all open tax positions as of June 1, 2007. The total amount of unrecognized tax benefits as of the date of its adoption was $4,260. As a result of the implementation of this guidance, we recognized a $3,911 increase in the liability for unrecognized tax benefits with a corresponding increase in deferred tax assets, and $366 as a reduction to retained earnings.
We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had accrued approximately $349 for the payment of interest and penalties as of May 31, 2007. Upon adoption on June 1, 2007, we increased our accrual for interest and penalties to $1,141. At May 31, 2010 and 2009, our accrual for interest and penalties was $2,389 and $1,900, respectively.
The reconciliation of our unrecognized tax benefits is as follows for the fiscal years ended May 31:

	2010	2009	2008

Balance as of June 1	$3,943	$3,693	$3,119
Increases related to prior year tax positions	748	250	574

Balance as of May 31	$4,691	$3,943	$3,693

The unrecognized tax benefits at May 31, 2010 and 2009, if recognized, would have no impact on the effective tax rate. However, the derecognition of $1,454 and $1,161 related to the associated interest and penalties at May 31, 2010 and 2009, respectively, would decrease the effective tax rate.

We are subject to taxation in the U.S., various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.
There were no additional unrecognized tax benefits for fiscal 2010. We anticipate no significant increase or decrease in the total amounts of unrecognized tax benefits within 12 months of the date of this report.
For financial reporting purposes, income before income taxes included the following as of May 31:

	2010	2009	2008

Domestic	$20,184	$19,182	$31,326
Foreign	(152)	(280)	2,661

	$20,032	$18,902	$33,987

The provision for income taxes consisted of the following for the fiscal years ended May 31:

	2010	2009	2008

Current
Federal	$8,117	$751	$5,707
State	1,698	968	1,589
Foreign	1,427	639	1,954
Deferred
Federal	(2,476)	4,131	3,489
State	(330)	226	694
Foreign	(1)	435	(550)

	$8,435	$7,150	$12,883

The following reconciles the statutory federal income tax rate to the effective tax rate for the fiscal years ended May 31:

	2010	2009	2008

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6	4.2	4.4
Changes in reserves due to changes in tax estimates	1.4	(1.7)	—
Permanent differences resulting from tax advantaged investments	—	(1.2)	(1.1)
Permanent differences resulting from valuation allowances	1.1	1.4	(0.5)
Other	—	0.1	0.1

Effective tax rate	42.1%	37.8%	37.9%

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax liabilities at May 31:

	2010	2009

Deferred tax assets:
Goodwill and intangible assets	$2,099	$2,880
Allowance for doubtful accounts	213	126
Deferred compensation and benefits	1,482	1,342
Unrealized gains on securities	—	(116)
Tax credits	4,691	3,943
Net operating losses	398	152
Other	1,903	1,304
Valuation allowance	(468)	(260)

	10,318	9,371
Deferred tax liabilities:
Accumulated depreciation	(27,423)	(29,357)
Other	(445)	—

Net deferred tax liabilities	$(17,550)	$(19,986)

Our effective tax rate in fiscal 2010, 2009 and 2008 was 42.1%, 37.8% and 37.9%, respectively. The lower effective rate in fiscal 2009 was due to a release of reserves as a result of changes in estimated tax exposures, partially offset by a valuation allowance relating to certain deferred tax assets of our foreign operations. The change in estimated tax exposures reduced tax expense by $324 in fiscal 2009. The lower effective rate in fiscal 2008 is due primarily to the utilization of tax loss carryforwards for our European subsidiary, and lower tax rates on earnings from our foreign subsidiaries. Tax advantaged investments reduced expense by $52, $237 and $393 for fiscal 2010, 2009 and 2008, respectively. We determined that a valuation allowance was required in fiscal 2010 and 2009 of $468 and $260, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences, which, if unused, will expire between fiscal 2014 and 2015. There was no valuation allowance in fiscal 2008. As of May 31, 2010, 2009 and 2008, U.S. income taxes had not been assessed on approximately $853, $1,093 and $1,697, respectively, of undistributed earnings of foreign subsidiaries because we consider these earnings to be invested indefinitely.
Our deferred tax assets include foreign tax credit carryforwards of $4,691, which, if unused will expire between fiscal 2011 and 2020.
Note 8: Sales-type Leases
We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases were as follows at May 31:

	2010	2009

Gross minimum lease payments receivable	$6,874	$3,247
Less — unearned interest	(355)	(193)

Net investment in sales-type lease receivables	$6,519	$3,054

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Future
Year ending May 31,	Amortization

2011	$3,677
2012	2,426
2013	726
2014	45

$6,874

Note 9: Computation of Earnings Per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the fiscal years ended May 31:

	2010	2009	2008

Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	23,932	24,899	25,910
Effect of dilutive options and restricted stock	72	81	169

Diluted shares used in per share calculation	24,004	24,980	26,079

Net income	$11,597	$11,752	$21,104
Earnings per share:
Basic	$0.48	$0.47	$0.81
Diluted	$0.48	$0.47	$0.81

Certain options to purchase our common stock were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The quantity of such options is 54, 72 and 38 for fiscal 2010, 2009 and 2008, respectively.
Note 10: Allowance for Doubtful Accounts
We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay our invoices. We record an allowance for doubtful accounts in amounts equal to the estimated losses expected to be incurred in the collection of the accounts. The estimated losses are based on historical collection experience in conjunction with an evaluation of the current status of the existing accounts. Customer accounts are written off against the allowance for doubtful accounts when an account is determined to be uncollectible. If the financial condition of our customers were to deteriorate, additional allowances could be required that would reduce income. Conversely, if the financial condition of the customers were to improve or if legal remedies to collect past due amounts were more successful than expected, the allowance for doubtful accounts might need to be reduced and income increased.
A roll-forward of the allowance was as follows at May 31:

	2010	2009	2008

Beginning of year	$317	$359	$251
Provision for doubtful accounts	517	481	425
Write-offs	(298)	(523)	(317)

End of year	$536	$317	$359

Note 11: Rentals Under Noncancellable Operating Leases
We rent equipment on a short-term basis and lease equipment for periods greater than 12 months. Such leases provide the lessee with the option of renewing the agreement for periods of up to 12 months or purchasing the equipment at fair market value at the end of the initial or renewal term. Our cost of equipment under operating leases at May 31, 2010, with remaining noncancellable lease terms of more than one year, was $8,680, before accumulated depreciation of $3,485, and the net book value was $5,195.

The following sets forth a schedule of minimum future rentals to be received on noncancellable operating leases with remaining lease terms of more than one year as of May 31, 2010:

2011	$3,522
2012	2,455
2013	646
2014	1

$6,624

Note 12: Other Property
Other property, at cost, consisted of the following at May 31:

	2010	2009

Land	$6,985	$6,985
Buildings	14,451	14,387
Furniture and other equipment	8,067	7,493
Leasehold improvements	137	123

	29,640	28,988
Less — accumulated depreciation and amortization	(16,055)	(15,207)

	$13,585	$13,781

Depreciation expense was $878, $835, and $1,047 for fiscal 2010, 2009 and 2008, respectively. Depreciation expense is included in selling, general and administrative expenses.
Note 13: Commitments and Contingencies
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at the fair rental value, for periods of up to five years. In most cases, we expect that in the normal course of business facility leases will be renewed or replaced by other leases.
Minimum payments under these leases as of May 31, 2010, exclusive of property taxes and insurance, were as follows:

2011	$577
2012	296
2013	46
2014	46
2015	23

$988

Rent expense was $1,135, $1,109, and $1,128 for fiscal 2010, 2009 and 2008, respectively. Rent expense is included in selling, general and administrative expenses.
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

We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings, other than routine legal proceedings and claims incidental to our business, that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows at May 31, 2010.
Note 14: Stock Option Plans and Equity Incentive Plan
Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes the Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance unit awards covering a maximum of 1,000 shares of our common stock. The Equity Incentive Plan replaced our prior stock option plans (those stock option plans, together with the Equity Incentive Plan, the “Plans”) in October 2005, although 3 options to purchase our common stock from previously granted incentive stock options and non-statutory stock options granted to directors, officers and consultants under our prior stock option plans remain in effect according to their terms. Pursuant to the Plans, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. Options are exercisable at various dates over a five-year or ten-year period from the date of grant. The Plans provide for a variety of vesting dates with the majority of the options vesting at a rate of one-third per year over a period of three years or one-fourth per year over a period of four years from the date of grant. All outstanding options expire at dates ranging from July 2010 to October 2011.
The following table summarizes certain information relative to options for common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding at May 31, 2009	369	$10.39
Granted	—	—
Exercised	(51)	8.86
Forfeited/cancelled	(261)	9.59

Outstanding at May 31, 2010	57	$15.46	1.0	$29

Vested and expected to vest at May 31, 2010	57	$15.46	1.0	$29

Vested and exercisable at May 31, 2010	57	$15.46	1.0	$29

There were no stock options granted during fiscal 2010, 2009 and 2008. The total fair value of shares vested during fiscal 2010, 2009 and 2008 was $54, $99 and $762, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during fiscal 2010, 2009 and 2008 was $180, $383 and $695, respectively. Shares of newly issued common stock will be issued upon exercise of stock options.
Restricted Stock
We have issued restricted shares of common stock to members of our board of directors pursuant to our Equity Incentive Plan. We granted 7 and 2 shares of restricted stock to Board members during fiscal 2009 and 2008, respectively. There were no grants in fiscal 2010. At May 31, 2010, there was no unrecognized share-based compensation cost related to restricted stock.

Restricted Stock Units
Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the fiscal year ended May 31, 2010:

		Weighted –
		Average
		Grant
	Restricted	Date
	Stock Units	Fair Value
Nonvested at June 1, 2009	—	$—
Granted	166	10.22
Vested	(16)	(11.03)
Canceled	—	—

Nonvested at May 31, 2010	150	$10.14

Expected to vest at May 31, 2010	150	$10.14

We granted 166 restricted stock units during fiscal 2010. No restricted stock units were granted during fiscal 2009 and 2008. As of May 31, 2010, we have unrecognized share-based compensation cost of approximately $1,107 associated with restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
The total fair value of shares that vested during fiscal 2010 was $182, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.
Accounting for Share Based Payments
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
We recorded $610, $158 and $200 of stock-based compensation as part of selling, general and administrative expenses for fiscal 2010, 2009, and 2008, respectively.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for fiscal 2010, 2009, and 2008 was $62, $49, and $175, respectively. Cash received from stock option exercises was $454, $1,327, and $1,366 for fiscal 2010, 2009, and 2008, respectively.

Note 15: Savings Plan, Employee Stock Ownership Plan and Retirement Plan
We maintain a Savings Plan (“401(k)”) and a frozen Employee Stock Ownership Plan (“ESOP”). Employees become eligible to participate in the 401(k) after 90 days of employment. We have the option to match contributions of participants at a rate we determine each year. For participants with three or more years of service, we also may elect to make additional discretionary matching contributions in excess of the rate elected for participants with less than three years of service.
The Board of Directors determines the amount to be contributed annually to the 401(k) in cash, provided that such contributions shall not exceed the amount deductible for federal income tax purposes. Cash contributions to the 401(k) of $259, $343 and $485 were made for fiscal 2010, 2009 and 2008, respectively.
The ESOP was established in 1975 and was frozen in 1994, at which time all participants became fully vested. Contributions to the ESOP were invested primarily in our common stock. The ESOP held 19,181 shares of our common stock and cash of $120 at May 31, 2010.
We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) plan for our executives who choose to participate. The SERP is a non-qualified deferred compensation program, and we have an unfunded contractual obligation under this plan. We have the option to match contributions of participants at a rate we determine each year. Cash contributions to the SERP were $5, $21 and $22 for fiscal 2010, 2009 and 2008, respectively. As of May 31, 2010 and 2009, we had $2,081 and $1,871, respectively, of obligations for this plan included in accrued expenses. We have investments in money market and stock funds, as directed by the participants, of $2,081 and $1,871 as of May 31, 2010 and 2009, respectively, included in other assets.
Note 16: Segment Reporting and Related Disclosures
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
Our equipment pool, based on acquisition cost, comprised $310,292 of T&M equipment and $40,735 of DP equipment at May 31, 2010 and $293,866 of T&M equipment and $43,704 of DP equipment at May 31, 2009.

Revenues for these operating segments were as follows for the fiscal year ended May 31:

	T&M	DP	Total

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

2009
Rentals and leases	$77,430	$20,965	$98,395
Sales of equipment and other revenues	29,054	3,032	32,086

	$106,484	$23,997	$130,481

2008
Rentals and leases	$85,209	$23,552	$108,761
Sales of equipment and other revenues	32,458	3,317	35,775

	$117,667	$26,869	$144,536

No single customer accounted for more than 10% of total revenues during fiscal 2010, 2009 or 2008.
Selected country information is presented below:

Year ended May 31,	2010	2009	2008

Revenues: [1]
U.S.	$124,618	$111,184	$123,396
Other [2]	21,249	19,297	21,140

Total	$145,867	$130,481	$144,536

As of May 31,	2010	2009	2008

Net Long Lived Assets: [3]
U.S.	$166,533	$151,204	$165,984
Other [2]	25,206	24,672	25,003

Total	$191,739	$175,876	$190,987

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries that each individually accounts for less that 10% of the total revenues or assets.

[3]	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 17: Quarterly Information (Unaudited)
Summarized quarterly financial data for fiscal 2010 and 2009 was as follows:

			Income
	Total	Gross	Before	Net	Earnings per share
	Revenues	Profit	Taxes	Income	Basic	Diluted

Fiscal Year 2010
First Quarter	$32,201	$13,639	$3,639	$2,075	$0.09	$0.09
Second Quarter	36,577	16,251	6,942	4,011	0.17	0.17
Third Quarter	33,034	15,456	4,064	2,151	0.09	0.09
Fourth Quarter	44,055	18,855	5,387	3,360	0.14	0.14

Annual totals	$145,867	$64,201	$20,032	$11,597	$0.48	$0.48

Fiscal Year 2009
First Quarter	$34,986	$18,036	$6,577	$4,371	$0.17	$0.17
Second Quarter	35,433	16,893	5,471	3,494	0.14	0.14
Third Quarter	30,059	13,347	3,192	1,883	0.08	0.08
Fourth Quarter	30,003	13,575	3,662	2,004	0.08	0.08

Annual totals	$130,481	$61,851	$18,902	$11,752	$0.47	$0.47

Note 18: Subsequent Events
During June and July 2010, in accordance with our November 2008 Agreement with UBS, UBS purchased our remaining ARS of $14,275 at par value.