Form 10-Q
period 2010-08-31
ELECTRO RENT CORP
filed 2010-10-06
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2010 or

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

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of September 30, 2010 was 23,975,155.

ELECTRO RENT CORPORATION
FORM 10-Q
August 31, 2010

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	August 31,
	2010	2009

Revenues:
Rentals and leases	$28,787	$21,747
Sales of equipment and other revenues	22,038	10,454

Total revenues	50,825	32,201

Operating expenses:
Depreciation of rental and lease equipment	11,656	10,795
Costs of revenues other than depreciation of rental and lease equipment	17,222	7,767
Selling, general and administrative expenses	13,568	10,308
Gain on bargain purchase, net of taxes	(153)	-

Total operating expenses	42,293	28,870

Operating profit	8,532	3,331

Interest income, net	118	308

Income before income taxes	8,650	3,639

Income tax provision	3,429	1,564

Net income	$5,221	$2,075

Earnings per share:
Basic	$0.22	$0.09
Diluted	$0.22	$0.09

Shares used in per share calculation:
Basic	23,964	23,931
Diluted	24,047	23,943

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	August 31,	May 31,
	2010	2010
ASSETS

Cash and cash equivalents	$40,431	$32,906
Investments, trading, at fair value (cost of $14,275)	-	13,323
Put option	-	952
Accounts receivable, net of allowance for doubtful accounts of $471 and $536	26,573	25,670
Rental and lease equipment, net of accumulated depreciation of $181,680 and $177,380	182,794	173,647
Other property, net of accumulated depreciation and amortization of $16,289 and $16,055	13,526	13,585
Goodwill	3,109	3,109
Intangibles, net of amortization of $2,071 and $2,017	1,344	1,398
Other	13,249	11,478
	$281,026	$276,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$8,849	$8,294
Accrued expenses	20,833	14,240
Deferred revenue	6,178	6,022
Deferred tax liability	16,879	17,550
Total liabilities	52,739	46,106

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued or outstanding
Common stock, no par - shares authorized 40,000,000;
issued and outstanding August 31, 2010 - 23,973,155;
May 31, 2010 - 23,960,694	33,913	33,555
Retained earnings	194,374	196,407
Total shareholders' equity	228,287	229,962
	$281,026	$276,068

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	August 31,
	2010	2009

Cash flows from operating activities:
Net income	$5,221	$2,075
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,952	11,088
Put option loss	952	202
Unrealized holding gain for trading securities	-	(202)
Realized gain on redemption of trading securities	(952)	-
Remeasurement loss on foreign currency	48	60
Provision for losses on accounts receivable	11	178
Gain on sale of rental and lease equipment	(2,420)	(2,672)
Gain on bargain purchase, net of taxes	(153)	-
Stock compensation expense	195	110
Excess tax benefit for share based compensation	(14)	-
Deferred income taxes	(671)	30
Changes in operating assets and liabilities:
Accounts receivable	(878)	(816)
Other assets	(1,770)	(1,097)
Accounts payable	(70)	(313)
Accrued expenses	2,988	1,825
Deferred revenue	156	59
Net cash provided by operating activities	14,595	10,527

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	6,507	9,397
Proceeds from acquisition purchase price adjustment	153	-
Payments for purchase of rental and lease equipment	(24,272)	(9,320)
Redemptions of investments, available-for-sale	-	500
Redemptions of investments, trading	14,275	-
Payments for purchase of other property	(183)	(3)
Net cash (used in) provided by investing activities	(3,520)	574

Cash flows from financing activities:
Proceeds from issuance of common stock	149	48
Excess tax benefit for stock options exercised	14	-
Payments for repurchase of common stock	-	(384)
Payment of dividends	(3,594)	(3,593)
Net cash used in financing activities	(3,431)	(3,929)

Net increase in cash and cash equivalents	7,644	7,172
Effect of exchange rate changes on cash	(119)	(72)
Cash and cash equivalents at beginning of period	32,906	22,215
Cash and cash equivalents at end of period	$40,431	$29,315

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC").  The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively "we", "us", or "our") as consolidated with the elimination of all intercompany transactions.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  These condensed consolidated financial statements reflect all adjustments and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented.  These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 12, 2010.

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

Foreign Currency

The assets and liabilities of our foreign subsidiaries are remeasured from their foreign currency to U.S. dollars at current or historic exchange rates, as appropriate.  The U.S. dollar has been determined to be our functional currency.  Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate.  Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes, as appropriate.  The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts.  The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

On occasion, we have entered into forward contracts to hedge against unfavorable fluctuations in our monetary assets and liabilities, primarily in our European and Canadian operations.  These contracts are designed to minimize the effect of fluctuations in foreign currencies.  Such derivative instruments are not designated as hedging instruments and, therefore, are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our condensed consolidated statements of operations.

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	August 31, 2010	May 31, 2010
Foreign exchange forward contracts	Other	$77	$176

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended August 31, 2010	Three Months Ended August 31, 2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$138	$87

Recent Accounting Pronouncements

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

In July 2010, the FASB issued an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses.  This update amends previous guidance and the main objective is to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables.  Disclosures required under this update will discuss the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses.  This amendment is effective for public entities for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  We will be required to adopt this guidance beginning with our fourth quarter of fiscal 2011.  We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Note 2: Cash and Cash Equivalents and Investments

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.  Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.  Our trading investments at May 31, 2010 consisted of auction rate securities (“ARS”) and were carried at fair value.  Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

We seek to establish a portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At May 31, 2010 we held $14.3 million, at cost, of ARS.  During the three months ended August 31, 2010, we sold all of our remaining ARS to UBS AG (“UBS”) at par plus accrued interest, for $14.3 million in cash when we exercised our put right on the ARS (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS.  Our ARS were long-term debt instruments backed by student loans, a substantial portion of which were guaranteed by the United States government.  Our ARS were carried as trading securities based on our intent to exercise our Put Option.  In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value.  As discussed in Note 3, the fair values of the trading securities and the Put Option were determined by option pricing models, with the result that the changes in values of the trading securities and the Put Option substantially offset each other.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 3:  Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities, Put Option, supplemental executive retirement plan asset and liability, and foreign currency derivatives.  The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	At August 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$34,208	$-	$-	$34,208
Supplemental executive retirement plan	2,177	-	-	2,177
Foreign exchange forward contracts	-	77	-	77
Total assets measured at fair value	$36,385	$77	$-	$36,462

Liabilities
Supplemental executive retirement plan	$2,177	$-	$-	$2,177
Total liabilities measured at fair value	$2,177	$-	$-	$2,177

	At May 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$27,802	$-	$-	$27,802
Auction rate securities	-	-	13,323	13,323
Put option	-	-	952	952
Supplemental executive retirement plan	2,081	-	-	2,081
Foreign exchange forward contracts	-	176	-	176
Total assets measured at fair value	$29,883	$176	$14,275	$44,334

Liabilities
Supplemental executive retirement plan	$2,081	$-	$-	$2,081
Total liabilities measured at fair value	$2,081	$-	$-	$2,081

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The fair value measurements for our money market funds and supplemental executive retirement plan asset and liability were derived from quoted market prices in active markets and are included in Level 1 inputs.  Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.  We valued our ARS from quotes received from UBS that were derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The Put Option was a free standing asset separate from the ARS, and represented our contractual right to require UBS to purchase our ARS at par value from June 30, 2010 through July 2, 2012.  In order to value the Put Option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  Our ARS and Put Option are included in Level 3 inputs.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three Months Ended August 31,
	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$952	$13,323	$1,623	$19,977
Settlements (at par)	-	(14,275)	-	(500)
Unrealized (losses) gains included in interest income, net	-	-	(202)	202
Realized (losses) gains included in interest income, net	(952)	952	-	-
Fair value at end of period	$-	$-	$1,421	$19,679

For the three months ending August 31, 2009, we included in earnings unrealized losses of $164 attributable to the remaining ARS we held on that date and unrealized gains of $164 attributable to the Put Option.  During the three months ended August 31, 2010, we sold all of our remaining ARS to UBS pursuant to the Put Option at par plus accrued interest and included in earnings a realized gain of $952 attributable to the sale, and a realized loss of $952 attributable to the Put Option.

Note 4: Acquisition

On March 31, 2010, pursuant to an Asset Purchase Agreement (“APA”), we completed the purchase of certain assets and the assumption of specified post-closing liabilities of Telogy, LLC (“Telogy”), for cash consideration of $24,653.  We acquired Telogy in order to facilitate growth in our test and measurement (“T&M”) business.  Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment.  Telogy had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, and we were the winning bidder in a Bankruptcy Court auction of Telogy’s assets.  The purchase price, which was subject to post closing adjustments, was allocated to the assets acquired and liabilities assumed based upon our estimate of their respective fair values.  Because the estimated fair value of the net assets acquired exceeded the acquisition cost, we recorded a bargain purchase gain with respect to this transaction.  The bargain purchase reflects the recurring losses incurred by Telogy and liquidity constraints resulting from the difficult global economy and the recent bankruptcy filing.

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

During the first quarter of fiscal 2011, the purchase price was reduced by $260, representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA.  As a result, the bargain purchase gain was increased by $153, net of estimated taxes of $107.

The bargain purchase gain is classified separately within operating expenses.

The fair value of assets acquired included gross accounts receivable of $3,153, of which an estimated $430 is not expected to be collected, resulting in a fair value of $2,723.  Intangible assets consisted of customer relationships and have a useful life of 8 years.

Acquisition-related transaction costs of $180 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses for fiscal 2010.  There were no acquisition-related transaction costs for the three months ended August 31, 2010.

The acquisition of Telogy was an asset purchase, and Telogy’s operations were integrated with ours immediately after the closing date.

The following pro forma results of operations for the three months ended August 31, 2009 assume the acquisition of Telogy occurred as of the beginning of fiscal 2010.  The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition occurred on the dates indicated, nor are these results necessarily indicative of future consolidated results of operations.  We have included the operating results of Telogy in our consolidated financial statements since the March 31, 2010 acquisition date.

Three Months Ended August 31, 2009
Revenues	$37,244
Net income	$949
Earnings per share:
Basic	$0.04
Diluted	$0.04

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 5: Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our prior stock option plans, under which there are no outstanding options.  Pursuant to the Equity Incentive Plan, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant.  In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees.  The Equity Incentive Plan provides for a variety of vesting dates with the majority of the outstanding grants vesting at a rate of one-third per year over a period of three years from the date of grant.  All outstanding options expire at dates ranging from October 2010 to October 2011.

Stock Options

The following table summarizes certain information relative to options for common stock:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at May 31, 2010	57	$15.46
Granted	-	-
Exercised	(13)	11.85
Forfeited/canceled	(2)	8.45
Outstanding at August 31, 2010	42	$16.90	1.0
Vested and expected to vest at August 31, 2010	42	$16.90	1.0
Vested and exercisable at August 31, 2010	42	$16.90	1.0

There were no stock options granted or shares vested during the three months ended August 31, 2010 and 2009.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement.  The aggregate intrinsic value of options exercised during the three months ended August 31, 2010 and 2009, was $7 and $3, respectively.  Shares of newly issued common stock are issued upon any exercise of stock options.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied.  The following table represents restricted stock unit activity for the three months ended August 31, 2010:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at May 31, 2010	150	$10.14
Granted	96	12.30
Vested	(49)	9.94
Canceled	-	-
Nonvested at August 31, 2010	197	$11.24

We granted 96 and 145 restricted stock units during the three months ended August 31, 2010 and 2009, respectively.  As of August 31, 2010, we have unrecognized share-based compensation cost of approximately $2,093 associated with restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.5 years.

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

We recorded $195 and $110 of stock-based compensation as part of selling, general and administrative expenses for the three months ended August 31, 2010 and 2009, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises and for dividend payments for vested restricted stock units for the three months ended August 31, 2010 and 2009 was $14 and $0, respectively.  Cash received from stock option exercises was $149 and $48 for the three months ended August 31, 2010 and 2009, respectively.

Note 6: Goodwill and Intangibles

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired.  Identifiable intangible assets consist of purchased customer relationships, trade names, and other intangible assets.

Our goodwill and intangibles at August 31, 2010 are the result of our acquisition of Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2010 are as follows:

	Balance as of June 1, 2010 (net of amortization)	Amortization	Balance as of August 31, 2010
Goodwill	$3,109	$-	$3,109
Trade name	411	-	411
Non-compete agreements	66	(25)	41
Customer relationships	921	(29)	892
	$4,507	$(54)	$4,453

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that carrying amount may not be recoverable.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	August 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(1,009)	41
Customer relationships	3-4 years	1,954	(1,062)	892
		$3,415	$(2,071)	$1,344

	May 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(984)	66
Customer relationships	3-4 years	1,954	(1,033)	921
		$3,415	$(2,017)	$1,398

Amortization expense related to intangible assets was $54 and $84 for the three months ended August 31, 2010 and 2009, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets as of August 31, 2010:

Year ending May 31,	Future Amortization
2011 (remaining)	$130
2012	118
2013	118
2014	118
2015	118
Thereafter	331
$933

Note 7: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired rental and lease equipment totaling $6,760 and $6,167 as of August 31, 2010 and May 31, 2010, respectively, and $2,100 and $2,098 as of August 31, 2009 and May 31, 2009, respectively, all of which amounts were subsequently paid.  We accrued $3,596 and $0 for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of August 31, 2010 and May 31, 2010, respectively, compared to $0 and $3,593 as of August 31, 2009 and May 31, 2009, respectively, all of which amounts were subsequently paid.

Note 8: Sales-Type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

	August 31, 2010	May 31, 2010
Gross minimum lease payments receivable	$6,196	$6,874
Less – unearned interest	(309)	(355)
Net investment in sales-type lease receivables	$5,887	$6,519

Note 9: Segment Reporting and Related Disclosures

Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available.  In accordance with this guidance, we have identified two operating segments:  the rental, lease and sale of T&M and data products (“DP”) equipment.

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

Our equipment pool, based on acquisition cost, consisted of $322,295 of T&M equipment and $42,179 of DP equipment at August 31, 2010 and $310,292 of T&M equipment and $40,735 of DP equipment at May 31, 2010.

Revenues for these product groups were as follows for the three months ended August 31, 2010 and 2009:

	T&M	DP	Total
2010
Rentals and leases	$24,037	$4,750	$28,787
Sales of equipment and other revenues	21,370	668	22,038
	$45,407	$5,418	$50,825

2009
Rentals and leases	$17,767	$3,980	$21,747
Sales of equipment and other revenues	9,895	559	10,454
	$27,662	$4,539	$32,201

No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2010 and 2009.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended August 31,
	2010	2009
Revenues: (1)
U.S.	$45,124	$27,447
Other (2)	5,701	4,754
Total	$50,825	$32,201

	As of
	August 31, 2010	May 31, 2010
Net Long-Lived Assets: (3)
U.S.	$177,557	$166,533
Other (2)	23,216	25,206
Total	$200,773	$191,739

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 10: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2010 and 2009:

	Three Months Ended
	August 31,
	2010	2009
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,964	23,931
Effect of dilutive options and restricted stock (1)	83	12
Diluted shares used in per share calculation	24,047	23,943

Net income	$5,221	$2,075
Earnings per share:
Basic	$0.22	$0.09
Diluted	$0.22	$0.09

(1)  Excludes 36 options outstanding during the three months ended August 31, 2010, and 69 options outstanding during the three months ended August 31, 2009, for which the exercise price exceeded the average market price of our common stock during that period.

Note 11: Income Taxes

At May 31, 2010, we had unrecognized tax benefits of $4,691 included in accrued expenses in the liabilities section of our balance sheet.  Unrecognized tax benefits decreased by $268 in the three months ended August 31, 2010.  The decrease in the unrecognized tax benefits is the result of partial payment of the accrual for prior year tax positions and a decrease in the foreign currency rates for the three months ended August 31, 2010.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The unrecognized tax benefits at August 31, 2010, if recognized, would have no impact on our effective tax rate. However, the derecognition of $1,307 related to the associated interest and penalties at August 31, 2010 would decrease the effective tax rate.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had accrued approximately $2,180 for the payment of interest and penalties as of August 31, 2010.

We are subject to U.S. federal taxation and taxation in various U.S. states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal years 2004 or 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

Other than as described above, there were no unrecognized tax benefits for the three months ended August 31, 2010.

Note 12: Commitments and Contingencies

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

Note 13: Subsequent Events

On September 22, 2010, we renewed our $10,000 standby revolving line of credit for one year at substantially the same terms. We have no borrowings outstanding on the line of credit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of August 31, 2010 and May 31, 2010, the results of our operations for the three months ended August 31, 2010 and 2009, respectively, and cash flows for the three month periods ended August 31, 2010 and 2009. This discussion should be read in conjunction with Management's Discussion and Analysis in Item 7, and the Risk Factors in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 13% of our revenues in fiscal 2010 and 11% of our revenues for the three months ended August 31, 2010, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment. Our Authorized Technology Partnership (“ATP”) agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. In connection with this agreement, we terminated our prior distribution agreement with Agilent. We have added approximately 40 people to our sales and support staff to serve these customers, and this agreement is material to our operations. We began selling T&M equipment under the ATP sales agreement during our third quarter of fiscal 2010.

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select liabilities of Telogy, LLC (“Telogy”), for $24.7 million in cash, subject to post-closing adjustments. The purchase price was reduced by $0.3 million in the first quarter of fiscal 2011 reflecting the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the Asset Purchase Agreement with Telogy. Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment in North America. We accounted for the acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations. See Note 4 to our condensed consolidated financial statements.

Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in demand and equipment on rent. During the first three months of fiscal 2011, we have seen modest improvement in rental rates and continued improvement in utilization rates, in particular in our North American and European operations. As a result of these improvements, our recent acquisition of Telogy, and sales of T&M equipment in connection with our ATP sales agreement, we have experienced substantial growth in revenues and operating profit for the three months ended August 31, 2010. Despite this growth, our customers and competitors continue to be affected by the ongoing recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We must continue to be focused on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

For the first three months of fiscal 2011, 83% of our rental and lease revenues were derived from T&M equipment, compared to 82% for the first three months of fiscal 2010. We have experienced growth in both our T&M and DP rental revenues, due to increased rental activity and rental rates. Our T&M rental revenues for the first quarter of fiscal 2011 include the rental revenues acquired from Telogy.

For the first three months of fiscal 2011, rental revenues were 89% of our rental and lease revenue, compared to 85% for the first three months of fiscal 2010. The increase is the result of an increase in our T&M and DP rental activity, including the rental revenues acquired from Telogy, while our lease revenues were unchanged.

The profitability of our business depends in part on controlling the timing, pricing and mix of purchases and sales of equipment. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment's historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating impairment are present.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:

•	Net income per diluted common share (EPS);

•	Net income as a percentage of average assets (annualized); and

•	Net income as a percentage of average tangible equity (annualized).

Comparing the first three months of fiscal 2011 to the first three months of fiscal 2010, our revenues increased by 57.8% to $50.8 million, our operating profit increased by 156.1% to $8.5 million, and our net income increased by 151.6% to $5.2 million.  Our rental and lease revenues increased in our T&M and DP segments in our North American and European operations, reflecting increased rental activity and rental rates, due to improved market conditions and the T&M rental revenues acquired from Telogy.  In addition, our T&M sales activity increased due to new equipment sales in connection with our ATP sales agreement, offsetting declines in our sales of used equipment, finance leases, and distribution.

Some of our key profitability measurements are presented in the table below for the three months ended August 31, 2010 and 2009:

	2010	2009
Net income per diluted common share (EPS)	$0.22	$0.09
Net income as a percentage of average assets (annualized)	7.5%	3.1%
Net income as a percentage of average tangible equity (annualized)	9.3%	3.7%

The increase in our operating profit is due primarily to increased rental revenues and sales of new equipment for the first three months of fiscal 2011. The increase was partially offset by an increase in depreciation expense of $0.9 million, or 8.0%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $3.3 million, or 31.6%. Our investment in the infrastructure necessary to support our ATP sales agreement offset several cost cutting measures that we introduced at the beginning of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets.

The amount of our equipment on rent, based on acquisition cost, increased 32.6% to $205.4 million at August 31, 2010 from $154.9 million at August 31, 2009. Acquisition cost of equipment on lease increased 4.3% to $29.4 million at August 31, 2010 from $28.2 million at August 31, 2009. Average rental rates for our T&M and DP segments increased by 3.2% from August 31, 2009 to August 31, 2010. Average lease rates for our T&M and DP segments declined by 8.3% for the same period. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total equipment pool, was 70.3% at August 31, 2010, compared to 59.9% at August 31, 2009 due to an increase in rental utilization and demand for leases. Over the same period, utilization of our DP equipment pool increased to 46.7% from 42.0%, due to an increase in rental utilization, partially offset by a decline in equipment on lease.

As of August 31, 2010, we had an order backlog of $12.3 million, the result of sales in connection with our ATP sales agreement. There was no such backlog in the first quarter of fiscal 2010. We expect that a majority of the backlog will be delivered to customers within six months of August 31, 2010.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Aug 31, 2010	May 31, 2010	Feb 28, 2010	Nov 30, 2009	Aug 31, 2009
Rentals and leases	$28,787	$26,529	$22,596	$23,329	$21,747
Sales of equipment and other revenues	22,038	17,526	10,438	13,248	10,454
Operating profit	8,532	5,269	3,939	5,894	3,331

Results of Operations

Comparison of Three Months Ended August 31, 2010 and August 31, 2009

Revenues

Total revenues for the first quarter of fiscal 2011 and 2010 were $50.8 million and $32.2 million, respectively. The 57.8% increase in total revenues was due to a 32.4% increase in rental and lease revenues and a 110.8% increase in sales of equipment and other revenues.

Rental and lease revenues for the first quarter of fiscal 2011 were $28.8 million, compared to $21.7 million for the same period of the prior fiscal year. This increase reflects an increase in our T&M and DP rental activity and rental rates in our North American and European operations, due to improved market conditions and the acquisition of Telogy in the fourth quarter of fiscal 2010, while our lease revenues were essentially unchanged.

Sales of equipment and other revenues increased to $22.0 million for the first quarter of fiscal 2011, compared to $10.5 million in the same period of the prior fiscal year. This increase is due to sales of new T&M equipment through our ATP sales agreement, which was not in place during the fiscal 2010 period, partially offset by declines in sales of used equipment and finance lease activity. We terminated our distribution agreement with Agilent (which was replaced with the ATP sales agreement) on January 31, 2010. Therefore, there were no distribution sales for the first quarter of fiscal 2011.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.7 million, or 40.5% of rental and lease revenues, in the first quarter of fiscal 2011, from $10.8 million, or 49.6% of rental and lease revenues, in the first quarter of fiscal 2010. The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased ratio, as a percentage of rental and lease revenues, was due to higher utilization and higher rental rates.

Costs of revenues other than depreciation increased 121.7% to $17.2 million in the first quarter of fiscal 2011 from $7.8 million in the same period of fiscal 2010. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 76.7% in the first quarter of fiscal 2011 from 71.6% in the first quarter of fiscal 2010. This increase reflects a decline in our used equipment sales, and an increase in sales of new T&M equipment through our ATP sales agreement, which generally carry a lower margin. Our sales margin is expected to continue to decline as a result of anticipated growth in connection with our ATP sales agreement. Our sales margins are also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses increased 31.6% to $13.6 million in the first quarter of fiscal 2011, compared to $10.3 million in the first quarter of fiscal 2010. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our ATP sales agreement, offsetting several cost cutting measures that we introduced in the first quarter of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets. As a percentage of total revenues, selling, general and administrative expenses decreased to 26.7% in the first quarter of fiscal 2011 from 32.0% in the first quarter of fiscal 2010, due to the increase in total revenues.

Interest Income, Net

Interest income, net, was $0.1 million for the first quarter of fiscal 2011 compared to $0.3 million in the first quarter of fiscal 2010 due to a lower cash balance and the redemption of our auction rate securities (“ARS”) (which carried a higher interest rate) in the first quarter of fiscal 2011. During the first quarter of fiscal 2011 and 2010, interest income, net, included offsetting gains and losses on our ARS and the related put option, with no net impact on our net income.

Income Tax Provision

Our effective tax rate was 39.6% in the first quarter of fiscal 2011, compared to 43.0% for the same period in fiscal 2010. The decrease is due primarily to an increase in certain permanent differences, primarily in our foreign operations, and a decrease in the effect of tax exposures due to an increase in our income before income taxes.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $24.3 million of rental and lease equipment during the first quarter of fiscal 2011 and $9.3 million during the first quarter of fiscal 2010. In response to increasing customer demand, which began in the second half of fiscal 2010, purchases of equipment for the first three months of fiscal 2011 were 160.4% higher than the first three months of fiscal 2010.

Share Repurchases and Dividends

We periodically repurchase shares of our common stock, which are then retired and returned to the status of authorized but unissued stock. During the first quarter of fiscal 2010, we repurchased 43,014 shares of our common stock, for $0.4 million, at an average price per share of $8.94. There were no repurchases during the first quarter of fiscal 2011. We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

During the first quarters of fiscal 2011 and 2010, we paid dividends of $0.15 per common share, or $0.60 per annum, amounting to an aggregate of $3.6 million for each period. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents and Investments

Despite the $64.4 million in cash we have returned to our shareholders over the past three fiscal years, and the $24.4 million we paid in connection with the Telogy acquisition in fiscal 2010, we continue to maintain substantial cash and cash equivalents and investments. We expect that the level of our cash and cash equivalents and investments may decrease as we pay dividends in future quarters, or if we decide to buy back additional shares of our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. We invest our cash balance in government money market funds.

At May 31, 2010, we held $14.3 million, at cost, in ARS, which we classified as investments, trading. During June and July 2010, we sold our remaining ARS of $14.3 million at par value plus accrued interest under a contractual put right.

Cash Flows and Credit Facilities

During the first quarter of fiscal 2011 and fiscal 2010, net cash provided by operating activities was $14.6 million and $10.5 million, respectively. The increase in operating cash flow for the first quarter of fiscal 2011 compared to the same period of the prior fiscal year was due primarily to an increase in net income to $5.2 million for the first quarter of fiscal 2011 from $2.1 million for the first quarter of fiscal 2010, and an increase of $3.0 million in accrued expenses for the first quarter of fiscal 2011 compared to an increase of $1.8 million in the first quarter of fiscal 2010 primarily due to an increase in income taxes payable. This increase was partially offset by a $1.8 million increase in other assets for the first quarter of fiscal 2011 compared to an increase of $1.1 million in the first quarter of fiscal 2010 due to an increase in our demonstration equipment inventory in fiscal 2011.

During the first quarter of fiscal 2011 net cash used in investing activities was $3.5 million compared to $0.6 million of net cash provided by investing activities for the same period of fiscal 2010. Payments for the purchase of rental and lease equipment were $24.3 million for the first quarter of fiscal 2011 compared to $9.3 million for the first quarter of fiscal 2010. Redemptions of investments, trading were $14.3 million during the first quarter of fiscal 2011. There were no redemptions in the first quarter of fiscal 2010. Proceeds from the sale of rental and lease equipment decreased to $6.5 million for the first quarter of fiscal 2011 compared to $9.4 million for the first quarter of fiscal 2010.

Net cash used in financing activities decreased to $3.4 million for the first quarter of 2011 from $4.0 million for the first quarter of fiscal 2010, due primarily to a decrease in payments for the repurchase of common stock to $0 for the first quarter of fiscal 2011, compared to $0.4 million for the first quarter of fiscal 2010.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2010.

We believe that cash and cash equivalents, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. The exact timing of reversal or settlement of our unrecognized tax benefit liabilities of $6.6 million could not be reasonably estimated at the end of the current fiscal quarter.

Critical Accounting Policies and Estimates

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America ("generally accepted accounting principles") requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets including rental and lease equipment, goodwill and definite lived intangible assets, allowance for doubtful accounts and income taxes, and adjust them as appropriate. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances.

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

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. We have not made any material changes to these policies as previously disclosed.

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and in “Part II. Item 1A. Risk Factors” and Item 3. "Quantitative and Qualitative Disclosures About Market Risk," as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (including the "Risk Factors" discussed in Item 1A to that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

During the first quarter of fiscal 2011, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 4. Controls and Procedures

As of August 31, 2010, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

Other than ordinary routine litigation incidental to our business, we are not involved in any legal proceedings that we believe could reasonably be expected to have a material adverse effect on our business, financial condition, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first quarter of fiscal 2011, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit	Description

10.1	Third Amendment to Commercial Credit Agreement dated as of September 22, 2010 between the Company and Union Bank of California, N.A.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification by Principal Executive Officer

32.2	Section 1350 Certification by Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

DATED:  October 6, 2010

/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)