Form 10-Q
period 2010-11-30
ELECTRO RENT CORP
filed 2010-12-21
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2010 or

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

Large accelerated filer☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

  Yes  ☐   No ☒

The number of shares outstanding of the registrant's common stock as of December 17, 2010 was 23,977,155.

ELECTRO RENT CORPORATION
FORM 10-Q
November 30, 2010

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009

Revenues:
Rentals and leases	$29,673	$23,329	$58,460	$45,076
Sales of equipment and other revenues	23,604	13,248	45,642	23,702

Total revenues	53,277	36,577	104,102	68,778

Operating expenses:
Depreciation of rental and lease equipment	11,919	10,473	23,575	21,268
Costs of revenues other than depreciation of rental and lease equipment	18,087	9,853	35,309	17,620
Selling, general and administrative expenses	13,714	10,357	27,282	20,665
Gain on bargain purchase, net of taxes	(49)	-	(202)	-

Total operating expenses	43,671	30,683	85,964	59,553

Operating profit	9,606	5,894	18,138	9,225

Interest income, net	101	1,048	219	1,356

Income before income taxes	9,707	6,942	18,357	10,581

Income tax provision	2,588	2,931	6,017	4,495

Net income	$7,119	$4,011	$12,340	$6,086

Earnings per share:
Basic	$0.30	$0.17	$0.51	$0.25
Diluted	$0.30	$0.17	$0.51	$0.25

Shares used in per share calculation:
Basic	23,976	23,918	23,970	23,925
Diluted	24,075	23,959	24,049	23,968

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	November 30,	May 31,
	2010	2010
ASSETS

Cash and cash equivalents	$31,067	$32,906
Investments, trading, at fair value (cost of $14,275)	-	13,323
Put option	-	952
Accounts receivable, net of allowance for doubtful accounts of $473 and $536	28,470	25,670
Rental and lease equipment, net of accumulated depreciation of $186,210 and $177,380	190,467	173,647
Other property, net of accumulated depreciation and amortization of $16,464 and $16,055	13,628	13,585
Goodwill	3,109	3,109
Intangibles, net of amortization of $2,126 and $2,017	1,289	1,398
Other	14,710	11,478
	$282,740	$276,068

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable	$6,949	$8,294
Accrued expenses	9,461	14,240
Deferred revenue	6,082	6,022
Deferred tax liability	24,545	17,550
Total liabilities	47,037	46,106

Commitments and contingencies (Note 12)

Shareholders' equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued or outstanding
Common stock, no par - shares authorized 40,000,000;
issued and outstanding November 30, 2010 - 23,977,155;
May 31, 2010 - 23,960,694	34,210	33,555
Retained earnings	201,493	196,407
Total shareholders' equity	235,703	229,962
	$282,740	$276,068

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended
	November 30,
	2010	2009

Cash flows from operating activities:
Net income	$12,340	$6,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,176	21,844
Put option loss	952	113
Unrealized holding gain for trading securities	-	(113)
Realized gain on redemption of trading securities	(952)	-
Realized gain on redemption of investments, available-for-sale	-	(841)
Remeasurement (gain) loss on foreign currency	(3)	65
Provision for losses on accounts receivable	169	272
Gain on sale of rental and lease equipment	(5,064)	(6,068)
Gain on bargain purchase, net of taxes	(202)	-
Stock compensation expense	436	271
Excess tax benefit for share based compensation	(25)	-
Deferred income taxes	6,995	537
Changes in operating assets and liabilities:
Accounts receivable	(2,789)	(3,710)
Other assets	(3,225)	(4,378)
Accounts payable	20	(551)
Accrued expenses	(4,809)	1,928
Deferred revenue	45	255
Net cash provided by operating activities	28,064	15,710

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	12,993	21,530
Proceeds from acquisition purchase price adjustment	202	-
Payments for purchase of rental and lease equipment	(49,701)	(22,485)
Redemptions of investments, available-for-sale	-	29,462
Redemptions of investments, trading	14,275	-
Payments for purchase of other property	(535)	(62)
Net cash (used in) provided by investing activities	(22,766)	28,445

Cash flows from financing activities:
Proceeds from issuance of common stock	197	106
Excess tax benefit for stock options exercised	25	-
Payments for repurchase of common stock	-	(395)
Payment of dividends	(7,237)	(7,180)
Net cash used in financing activities	(7,015)	(7,469)

Net (decrease) increase in cash and cash equivalents	(1,717)	36,686
Effect of exchange rate changes on cash	(122)	(102)
Cash and cash equivalents at beginning of period	32,906	22,215
Cash and cash equivalents at end of period	$31,067	$58,799

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the "SEC").  The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., Electro Rent (Beijing) Rental Co., Ltd., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively "we", "us", or "our") as consolidated with the elimination of all intercompany transactions.

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

Effective September 1, 2009, the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (the “ASC”) became the single source of authoritative GAAP in the United States of America.  The ASC reorganized the previous GAAP pronouncements into accounting topics, which are displayed using a single numerical structure.  Certain SEC guidance that is included in SEC guidelines is also included in the ASC and follows a similar topical structure in separate SEC sections.  Any technical references contained in the accompanying interim financial statements have been updated to correspond to the new ASC references.

Foreign Currency

The assets and liabilities of our foreign subsidiaries are remeasured from their functional currency to U.S. dollars at current or historic exchange rates, as appropriate.  The U.S. dollar has been determined to be our functional currency.  Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate.  Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes, as appropriate.  The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts.  The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2010	May 31, 2010
Foreign exchange forward contracts	Other	$188	$176

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended November 30, 2010	Three Months Ended November 30, 2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$32	$78

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Six Months Ended November 30, 2010	Six Months Ended November 30, 2009
Foreign exchange forward contracts	Selling, general and administrative expenses	$170	$165

Recent Accounting Pronouncements

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables.  The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable.  This guidance will be effective for fiscal years beginning on or after June 15, 2010.  We will be required to adopt this guidance beginning with our first quarter of fiscal 2012.  We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

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

At May 31, 2010 we held $14.3 million, at cost, of ARS.  During the six months ended November 30, 2010, we sold all of our remaining ARS to UBS AG (“UBS”) at par plus accrued interest, for $14.3 million in cash when we exercised our put right on the ARS (the “Put Option”) under a November 2008 settlement agreement with UBS.  Our ARS were carried as trading securities based on our intent to exercise our Put Option.  In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value.  As discussed in Note 3, the fair values of the trading securities and the Put Option were determined by option pricing models, with the result that the changes in values of the trading securities and the Put Option substantially offset each other.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 3:  Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities, the Put Option, supplemental executive retirement plan assets and liabilities, and foreign currency derivatives.  The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	At November 30, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$20,516	$-	$-	$20,516
Supplemental executive retirement plan	2,383	-	-	2,383
Foreign exchange forward contracts	-	188	-	188
Total assets measured at fair value	$22,899	$188	$-	$23,087

Liabilities
Supplemental executive retirement plan	$2,383	$-	$-	$2,383
Total liabilities measured at fair value	$2,383	$-	$-	$2,383

	At May 31, 2010
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$27,802	$-	$-	$27,802
Auction rate securities	-	-	13,323	13,323
Put option	-	-	952	952
Supplemental executive retirement plan	2,081	-	-	2,081
Foreign exchange forward contracts	-	176	-	176
Total assets measured at fair value	$29,883	$176	$14,275	$44,334

Liabilities
Supplemental executive retirement plan	$2,081	$-	$-	$2,081
Total liabilities measured at fair value	$2,081	$-	$-	$2,081

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The fair value measurements for our money market funds and supplemental executive retirement plan asset and liability were derived from quoted market prices in active markets and are included in Level 1 inputs.  Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.  We valued our ARS from quotes received from UBS that were derived from UBS’s internally developed model.  In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.  The Put Option was a free standing asset separate from the ARS, and represented our contractual right to require UBS to purchase our ARS at par value.  In order to value the Put Option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS.  Our ARS and Put Option are included in Level 3 inputs.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three Months Ended November 30,
	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$-	$-	$1,421	$19,679
Settlements (at par)	-	-	-	(225)
Unrealized gains (losses) included in interest income, net	-	-	89	(89)
Fair value at end of period	$-	$-	$1,510	$19,365

	Six Months Ended November 30,
	2010		2009
	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities
Fair value at beginning of period	$952	$13,323	$1,623	$19,977
Settlements (at par)	-	(14,275)	-	(725)
Unrealized (losses) gains included in interest income, net	-	-	(113)	113
Realized (losses) gains included in interest income, net	(952)	952	-	-
Fair value at end of period	$-	$-	$1,510	$19,365

For the six months ending November 30, 2009, we included in earnings unrealized gains of $51 attributable to the remaining ARS we held on that date and unrealized losses of $51 attributable to the Put Option.  During the six months ended November 30, 2010, we sold all of our remaining ARS to UBS pursuant to the Put Option at par plus accrued interest and included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option.

Note 4: Acquisition

On March 31, 2010, pursuant to an Asset Purchase Agreement (“APA”), we completed the purchase of certain assets and the assumption of certain liabilities of Telogy, LLC (“Telogy”), for cash consideration of $24,653.  We acquired Telogy in order to facilitate growth in our test and measurement (“T&M”) business.  Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment.  Telogy had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Delaware, and we were the winning bidder in a Bankruptcy Court auction of Telogy’s assets.  The purchase price, which was subject to post closing adjustments, was allocated to the assets acquired and liabilities assumed based upon our estimate of their respective fair values.  Because the estimated fair value of the net assets acquired exceeded the acquisition cost, we recorded a bargain purchase gain with respect to this transaction.  The bargain purchase reflects the recurring losses incurred by Telogy and liquidity constraints resulting from the difficult global economy and the recent bankruptcy filing.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

The following table provides the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Total cash consideration	$24,653

Preliminary purchase price allocation:
Accounts receivable	2,723
Rental and lease equipment	22,922
Customer relationships acquired	940
Other	34
Accrued expenses	(189)
Deferred tax liability	(481)
Deferred revenue	(617)
Net assets acquired	25,332

Bargain purchase gain, net of estimated taxes of $481	$(679)

During the three and six months ended November 30, 2010, the purchase price was reduced by $0 and $260, respectively, representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA.  In addition, the bargain purchase gain was increased by $82 ($49 net of tax), for the three and six months ended November 30, 2010, respectively, resulting from a change in the fair value of certain assets and liabilities acquired from Telogy.  Therefore, the total affect of these factors was an increase in our bargain purchase gain of $49 and $202, net of estimated taxes of $33 and $140, during the three and six months ended November 30, 2010, respectively.

The bargain purchase gain is classified separately within operating expenses.

The fair value of assets acquired included gross accounts receivable of $3,153, of which an estimated $430 is not expected to be collected, resulting in a fair value of $2,723.  Intangible assets consisted of customer relationships and have a useful life of 8 years.

Acquisition-related transaction costs of $180 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses for the 2010 fiscal year.  There were no acquisition-related transaction costs for the six months ended November 30, 2010.

The acquisition of Telogy was an asset purchase, and Telogy’s operations were integrated with ours immediately after the acquisition date.

The following unaudited pro forma results of operations for the three and six months ended November 30, 2009 assume the acquisition of Telogy occurred as of the beginning of fiscal 2010.  The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition occurred on the dates indicated, nor are these results necessarily indicative of future consolidated results of operations.  We have included the operating results of Telogy in our consolidated financial statements since the March 31, 2010 acquisition date.

	Three Months Ended November 30, 2009	Six Months Ended November 30, 2009
Revenues	$41,292	$78,536
Net income	$3,294	$4,236
Earnings per share:
Basic	$0.14	$0.18
Diluted	$0.14	$0.18

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 5: Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock.  The Equity Incentive Plan replaced our prior stock option plans, under which there are no outstanding options.  Pursuant to the Equity Incentive Plan, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant.  In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees.  The Equity Incentive Plan provides for a variety of vesting dates with the majority of the outstanding grants vesting at a rate of one-third per year over a period of three years from the date of grant.  All outstanding options expire in October 2011.

Stock Options

The following table summarizes certain information relative to options for common stock:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at May 31, 2010	57	$15.46
Granted	-	-
Exercised	(17)	11.92
Forfeited/canceled	(4)	10.20
Outstanding at November 30, 2010	36	$17.69	0.87
Vested and expected to vest at November 30, 2010	36	$17.69	0.87
Vested and exercisable at November 30, 2010	36	$17.69	0.87

There were no stock options granted or shares vested during the three or six months ended November 30, 2010 and 2009.  The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement.  The aggregate intrinsic value of options exercised during the three and six months ended November 30, 2010 was $7 and $13, respectively, and during the three and six months ended November 30, 2009 was $0 and $3, respectively.  Shares of newly issued common stock are issued upon any exercise of stock options.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock, provided that the vesting conditions are satisfied.  The following table represents restricted stock unit activity for the six months ended November 30, 2010:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at May 31, 2010	150	$10.14
Granted	106	12.54
Vested	(48)	9.94
Forfeited/canceled	(1)	12.30
Nonvested at November 30, 2010	207	$11.41

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

We granted 10 and 106 restricted stock units during the three and six months ended November 30, 2010, respectively, and 13 and 158 during the three and six months ended November 30, 2009, respectively.  As of November 30, 2010, we have unrecognized share-based compensation cost of approximately $1,990 associated with restricted stock unit awards.  This cost is expected to be recognized over a weighted-average period of approximately 2.1 years.

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

We recorded $241 and $436 of stock-based compensation as part of selling, general and administrative expenses for the three and six months ended November 30, 2010, respectively, compared to $161 and $271 for the three and six months ended November 30, 2009, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units.  Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options.  The total tax benefit realized from stock option exercises and for dividend payments for vested restricted stock units for the six months ended November 30, 2010 and 2009 was $25 and $0, respectively.  Cash received from stock option exercises was $197 and $107 for the six months ended November 30, 2010 and 2009, respectively.

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

Our goodwill and intangibles at November 30, 2010 are the result of our acquisition of Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2010 are as follows:

	Balance as of June 1, 2010 (net of amortization)	Amortization	Balance as of November 30, 2010
Goodwill	$3,109	$-	$3,109
Trade name	411	-	411
Non-compete agreements	66	(50)	16
Customer relationships	921	(59)	862
	$4,507	$(109)	$4,398

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives.  The following table provides a summary of our intangible assets:

	November 30, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(1,034)	16
Customer relationships	3-4 years	1,954	(1,092)	862
		$3,415	$(2,126)	$1,289

	May 31, 2010
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$-	$411
Non-compete agreements	2-5 years	1,050	(984)	66
Customer relationships	3-4 years	1,954	(1,033)	921
		$3,415	$(2,017)	$1,398

Amortization expense related to intangible assets was $55 and $109 for the three and six months ended November 30, 2010, respectively, compared to $84 and $168 for the three and six months ended November 30, 2009, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses.  The following table provides estimated future amortization expense related to intangible assets as of November 30, 2010:

Year ending May 31,	Future Amortization
2011 (remaining)	$75
2012	118
2013	118
2014	118
2015	118
Thereafter	331
$878

Note 7: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired rental and lease equipment totaling $4,800 and $6,167 as of November 30, 2010 and May 31, 2010, respectively, and other accruals related to acquired rental and lease equipment totaling $2,568 and $2,098 as of November 30, 2009 and May 31, 2009, respectively, all of which amounts were subsequently paid.  We had no accrual for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of November 30, 2010 and May 31, 2010, respectively, compared to $0 and $3,593 as of November 30, 2009 and May 31, 2009, respectively, all of which amounts were subsequently paid.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 8: Sales-Type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases.  Interest income is recognized over the life of the lease using the effective interest method.  The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	November 30, 2010	May 31, 2010
Gross minimum lease payments receivable	$6,194	$6,874
Less – unearned interest	(298)	(355)
Net investment in sales-type lease receivables	$5,896	$6,519

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,	Future Amortization
2011 (remaining)	$3,566
2012	2,197
2013	417
2014	14
$6,194

Note 9: Segment Reporting and Related Disclosures

Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers.  Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available.  In accordance with this guidance, we have identified two operating segments:  the rental, lease and sale of T&M equipment and the rental, lease and sale of data products (“DP”) equipment.

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

Our equipment pool, based on acquisition cost, consisted of $335,715 of T&M equipment and $40,962 of DP equipment at November 30, 2010 and $310,292 of T&M equipment and $40,735 of DP equipment at May 31, 2010.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Revenues for these product groups were as follows for the three months ended November 30, 2010 and 2009:

	T&M	DP	Total
2010
Rentals and leases	$25,186	$4,487	$29,673
Sales of equipment and other revenues	23,093	511	23,604
	$48,279	$4,998	$53,277

2009
Rentals and leases	$19,055	$4,274	$23,329
Sales of equipment and other revenues	12,581	667	13,248
	$31,636	$4,941	$36,577

Revenues for these product groups were as follows for the six months ended November 30, 2010 and 2009:

	T&M	DP	Total
2010
Rentals and leases	$49,223	$9,237	$58,460
Sales of equipment and other revenues	44,463	1,179	45,642
	$93,686	$10,416	$104,102

2009
Rentals and leases	$36,822	$8,254	$45,076
Sales of equipment and other revenues	22,476	1,226	23,702
	$59,298	$9,480	$68,778

No single customer accounted for more than 10% of total revenues during the three or six months ended November 30, 2010 and 2009.

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2010	2009	2010	2009
Revenues: (1)
U.S.	$46,875	$31,058	$91,999	$58,506
Other (2)	6,402	5,519	12,103	10,272
Total	$53,277	$36,577	$104,102	$68,778

			As of
			November 30, 2010	May 31, 2010
Net Long-Lived Assets: (3)
U.S.			$181,699	$166,533
Other (2)			26,794	25,206
Total			$208,493	$191,739

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

Note 10: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2010	2009	2010	2009
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,976	23,918	23,970	23,925
Effect of dilutive options and restricted stock (1)	99	41	79	43
Diluted shares used in per share calculation	24,075	23,959	24,049	23,968

Net income	$7,119	$4,011	$12,340	$6,086
Earnings per share:
Basic	$0.30	$0.17	$0.51	$0.25
Diluted	$0.30	$0.17	$0.51	$0.25

(1)  Excludes 36 options outstanding during the three and six months ended November 30, 2010, and 54 options outstanding during the three and six months ended November 30, 2009, for which the exercise price exceeded the average market price of our common stock during that period.

Note 11: Income Taxes

During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions.  The derecognition of $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, had no impact on our effective tax rate.  However, the derecognition of $1,396 for interest and penalties previously recognized reduced our tax provision by a corresponding amount for the three and six months ended November 30, 2010, respectively.  This derecognition decreased our effective tax rate from 41.0% to 26.7% for the three months ended November 30, 2010, and from 40.4% to 32.8% for the six months ended November 30, 2010.

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

There were no unrecognized tax benefits for the six months ended November 30, 2010.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion addresses our financial condition as of November 30, 2010 and May 31, 2010, the results of our operations for the three and six months ended November 30, 2010 and 2009, respectively, and cash flows for the six month periods ended November 30, 2010 and 2009.  This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7, and the Risk Factors in Item 1A, of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment.  We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries.  Although it represented only approximately 13% of our revenues in fiscal 2010 and 10% of our revenues for the six months ended November 30, 2010, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba.  We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment.  Our Authorized Technology Partnership (“ATP”)  agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada.  We began selling T&M equipment under the ATP sales agreement during our third quarter of fiscal 2010.  We have added approximately 58 people to our sales and support staff to serve these customers, and this agreement is material to our operations.

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select liabilities of Telogy, LLC (“Telogy”), for $24.7 million in cash, subject to post-closing adjustments.  The purchase price was reduced by $0.3 million in the first six months of fiscal 2011 reflecting the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the Asset Purchase Agreement with Telogy.  Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment in North America.  We accounted for the acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations.  See Note 4 to our condensed consolidated financial statements.

Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in demand and equipment on rent.  During the first six months of fiscal 2011, we have seen modest improvement in our T&M rental rates and continued improvement in utilization rates, in particular in our North American and European operations.  As a result of these improvements, our recent acquisition of Telogy, and sales of T&M equipment in connection with our ATP sales agreement, we have experienced substantial growth in revenues and operating profit for the six months ended November 30, 2010.  Despite this growth, our customers and competitors continue to be affected by the ongoing recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital.  We must continue to be focused on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.

For the first six months of fiscal 2011, 84% of our rental and lease revenues was derived from T&M equipment, compared to 82% for the first six months of fiscal 2010.  We have experienced growth in both our T&M and DP rental revenues, due to increased rental activity and a modest increase in our T&M rental rates.  Our T&M rental revenues for the first six months of fiscal 2011 include the rental revenues acquired from Telogy.

For the first six months of fiscal 2011, rental revenues were 89% of our rental and lease revenue, compared to 86% for the first six months of fiscal 2010.  The increase is the result of an increase in our T&M and DP rental activity, including the rental revenues acquired from Telogy, while our lease revenues were essentially unchanged.

To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment.  We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option.  We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability.  We manage each specific equipment class based on a separate assessment of that equipment's historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches.  If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit.  We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating impairment are present.

Profitability and Key Business Trends

We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);
•	Net income as a percentage of average assets (annualized); and
•	Net income as a percentage of average tangible equity (annualized).

Comparing the first six months of fiscal 2011 to the first six months of fiscal 2010, our revenues increased by 51.4% to $104.1 million, our operating profit increased by 96.6% to $18.1 million, and our net income increased by 102.8% to $12.3 million.  Our rental and lease revenues increased in our T&M and DP segments in our North American and European operations, reflecting increased rental activity and increased T&M rental rates, due to improved market conditions and the T&M rental revenues acquired from Telogy.  In addition, our T&M sales activity increased due to new equipment sales in connection with our ATP sales agreement, offsetting declines in our sales of used equipment, finance leases, and distribution.

Some of our key profitability measurements are presented in the table below for the six months ended November 30, 2010 and 2009:

	2010	2009
Net income per diluted common share (EPS)	$0.51	$0.25
Net income as a percentage of average assets (annualized)	8.8%	4.5%
Net income as a percentage of average tangible equity (annualized)	10.8%	5.4%

The increase in our operating profit is due primarily to increased rental revenues and sales of new equipment for the first six months of fiscal 2011.  The increase was partially offset by an increase in depreciation expense of $2.3 million, or 10.8%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $6.6 million, or 32.0%.  In addition, hiring of sales and support staff in connection with our ATP sales agreement offset several cost cutting measures that we introduced at the beginning of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets.

Net income was positively impacted by a lower effective tax rate arising from the reversal of certain penalty and interest on taxes. (See Note 11 to the condensed consolidated financial statements for further discussion.)

The amount of our equipment on rent, based on acquisition cost, increased 39.1% to $218.5 million at November 30, 2010 from $157.1 million at November 30, 2009.  Acquisition cost of equipment on lease increased 2.8% to $29.1 million at November 30, 2010 from $28.4 million at November 30, 2009.  Average rental rates for our T&M segment increased by 1.1% from November 30, 2009 to November 30, 2010, while our DP segment average rental rates declined by 3.0% over the same period.  Average lease rates for our T&M and DP segments declined by 9.6% for the same period.  Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total equipment pool, was 71.8% at November 30, 2010, compared to 64.8% at November 30, 2009 due to an increase in rental utilization and demand for leases.  Over the same period, utilization of our DP equipment pool decreased to 41.5% from 46.2%, due to a decrease in equipment on lease, partially offset by an increase in rental utilization.

As of November 30, 2010, we had an order backlog of $16.7 million, the result of sales in connection with our ATP sales agreement.  There was no such backlog in the second quarter of fiscal 2010.  We expect that a majority of the backlog will be delivered to customers within six months of November 30, 2010.

The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Nov 30, 2010	Aug 31, 2010	May 31, 2010	Feb 28, 2010	Nov 30, 2009
Rentals and leases	$29,673	$28,787	$26,529	$22,596	$23,329
Sales of equipment and other revenues	23,604	22,038	17,526	10,438	13,248
Operating profit	9,606	8,532	5,269	3,939	5,894

Results of Operations

Comparison of Three Months Ended November 30, 2010 and November 30, 2009

Revenues

Total revenues for the three months ended November 30, 2010 and 2009 were $53.3 million and $36.6 million, respectively.  The 45.7% increase in total revenues was due to a 27.2% increase in rental and lease revenues and a 78.2% increase in sales of equipment and other revenues.

Rental and lease revenues for the three months ended November 30, 2010 were $29.7 million, compared to $23.3 million for the same period of the prior fiscal year.  This increase reflects an increase in our T&M and DP rental activity and in our T&M rental rates in our North American and European operations, due to improved market conditions and the acquisition of Telogy in the fourth quarter of fiscal 2010, while our lease revenues were essentially unchanged.

Sales of equipment and other revenues increased to $23.6 million for the second quarter of fiscal 2011, compared to $13.2 million in the same period of the prior fiscal year.  This increase is due to sales of new T&M equipment through our ATP sales agreement, which was not in place during the same period in fiscal 2010, partially offset by declines in sales of used equipment and finance lease activity.  We terminated our distribution agreement with Agilent (which was replaced with the ATP sales agreement) on January 31, 2010.  Therefore, there were no distribution sales for the second quarter of fiscal 2011.

Operating Expenses

Depreciation of rental and lease equipment increased to $11.9 million, or 40.2% of rental and lease revenues, in the second quarter of fiscal 2011, from $10.5 million, or 44.9% of rental and lease revenues, in the second quarter of fiscal 2010.  The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased ratio, as a percentage of rental and lease revenues, was due to higher utilization and higher T&M rental rates.

Costs of revenues other than depreciation increased 83.6% to $18.1 million in the second quarter of fiscal 2011 from $9.9 million in the same period of fiscal 2010.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 76.2% in the second quarter of fiscal 2011 from 72.0% in the second quarter of fiscal 2010.  This increase is due to a decline in our used equipment sales, reflecting strong rental demand, limited inventory available for sale, and reduced customer requirements and funding, as well as an increase in sales of new T&M equipment through our ATP sales agreement, which generally carry a lower margin.  Our sales margin is expected to continue to decline as a result of anticipated growth in connection with our ATP sales agreement.

Selling, general and administrative expenses increased 32.4% to $13.7 million in the second quarter of fiscal 2011, compared to $10.4 million in the second quarter of fiscal 2010.  Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our ATP sales agreement, offsetting several cost cutting measures that we introduced in the first quarter of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets.  As a percentage of total revenues, selling, general and administrative expenses decreased to 25.7% in the second quarter of fiscal 2011 from 28.3% in the second quarter of fiscal 2010, due to the increase in total revenues.

Interest Income, Net

Interest income, net, was $0.1 million for the second quarter of fiscal 2011 compared to $1.0 million in the second quarter of fiscal 2010 due to a lower cash balance, the redemption of our auction rate securities (“ARS”) (which carried a higher interest rate) in the first quarter of fiscal 2011, and a realized gain of $0.8 million on the sale of our investments available-for-sale in the second quarter of fiscal 2010.  During the second quarter of fiscal 2010, interest income, net, included offsetting gains and losses on our ARS and the related put option, with no net impact on our net income.

Income Tax Provision

Our effective tax rate was 26.7% in the second quarter of fiscal 2011, compared to 42.2% for the same period in fiscal 2010.  The decrease is due primarily to the derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions during the three months ended November 30, 2010.  See Note 11 to our condensed consolidated financial statements for further discussion.

Comparison of Six Months Ended November 30, 2010 and November 30, 2009

Revenues

Total revenues for the six months ended November 30, 2010 and 2009 were $104.1 million and $68.8 million, respectively.  The 51.4% increase in total revenues was due to a 29.7% increase in rental and lease revenues and a 92.6% increase in sales of equipment and other revenues.

Rental and lease revenues for the first six months of fiscal 2011 were $58.5 million, compared to $45.1 million for the same period of the prior fiscal year.  This increase reflects an increase in our T&M and DP rental activity and in our T&M rental rates in our North American and European operations, due to improved market conditions and the acquisition of Telogy in the fourth quarter of fiscal 2010, while our lease revenues were essentially unchanged.

Sales of equipment and other revenues increased to $45.6 million for the first six months of fiscal 2011, compared to $23.7 million in the same period of the prior fiscal year.  This increase is due to sales of new T&M equipment through our ATP sales agreement, which was not in place during the same period in fiscal 2010, partially offset by declines in sales of used equipment and finance lease activity.  There were no distribution sales for the first six months of fiscal 2011.

Operating Expenses

Depreciation of rental and lease equipment increased to $23.6 million, or 40.3% of rental and lease revenues, in the first six months of fiscal 2011, from $21.3 million, or 47.2% of rental and lease revenues, in the first six months of fiscal 2010.  The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased depreciation expense as a percentage of rental and lease revenues was due to higher utilization and higher rental rates.

Costs of revenues other than depreciation increased 100.4% to $35.3 million in the first six months of fiscal 2011 from $17.6 million in the same period of fiscal 2010.  Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 76.5% in the first six months of fiscal 2011 from 71.8% in the first six months of fiscal 2010.  This increase is due to a decline in our used equipment sales, reflecting strong rental demand, limited inventory available for sale, and reduced customer requirements and funding, as well as an increase in sales of new T&M equipment through our ATP sales agreement, which generally carry a lower margin.

Selling, general and administrative expenses increased 32.0% to $27.3 million in the first six months of fiscal 2011, compared to $20.7 million in the first six months of fiscal 2010.  Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our ATP sales agreement, offsetting several cost cutting measures that we introduced in the first six months of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets.  As a percentage of total revenues, selling, general and administrative expenses decreased to 26.2% in the first six months of fiscal 2011 from 30.0% in the first six months of fiscal 2010 due to the increase in total revenues.

Interest Income, Net

Interest income, net, was $0.2 million for the first six months of fiscal 2011 compared to $1.4 million in the first six months of fiscal 2010 due to a lower cash balance and the redemption of our ARS (which carried a higher interest rate) in the first six months of fiscal 2011, and a realized gain of $0.8 million on the sale of our investments available-for-sale in the first six months of fiscal 2010.  During the first six months of fiscal 2011 and 2010, interest income, net, included offsetting gains and losses on our ARS and the related put option, with no net impact on our net income.

Income Tax Provision

Our effective tax rate was 32.8% in the first six months of fiscal 2011, compared to 42.5% for the same period in fiscal 2010.  The decrease is due primarily to the derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions during the six months ended November 30, 2010.  See Note 11 to our condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment.  We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands.  To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $49.7 million of rental and lease equipment during the first six months of fiscal 2011 compared to $22.5 million during the first six months of fiscal 2010.  In response to increasing customer demand beginning in the second half of fiscal 2010, purchases of equipment for the first six months of fiscal 2011 were 121.0% higher than the first six months of fiscal 2010.

Share Repurchases and Dividends

We periodically repurchase shares of our common stock, which are then retired and returned to the status of authorized but unissued stock.  During the six months ended November 30, 2009, we repurchased 44,114 shares of our common stock, for $0.4 million, at an average price per share of $8.94.  There were no repurchases during the six months ended November 30, 2010.  We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

During the six months ended November 30, 2010 and 2009, we paid dividends of $0.30 per common share, or $0.60 per annum, amounting to an aggregate of $7.2 million for each period.  We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

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

Cash Flows and Credit Facilities

During the first six months of fiscal 2011 and fiscal 2010, net cash provided by operating activities was $28.1 million and $15.7 million, respectively.  The increase in operating cash flow for the first six months of fiscal 2011 compared to the same period of the prior fiscal year was due primarily to an increase in net income to $12.3 million for the first six months of fiscal 2011 from $6.1 million for the first six months of fiscal 2010, and an increase in other assets of $3.2 million in the first six months of fiscal 2011 compared to $4.4 million for the first six months of fiscal 2010, primarily due to a decline in finance lease activity.  During the six months ended November 30, 2010, our deferred tax liability increased $7.0 million, compared to an increase of $0.5 million in the first six months of fiscal 2010, while accrued expenses decreased $4.8 million for the six months of fiscal 2011, compared to an increase of $1.9 million for the first six months of fiscal 2010.  The changes in our deferred tax liability and accrued expenses in fiscal 2011 resulted primarily from our effective settlement of the $4.5 million in unrecognized tax positions during the six months ended November 30, 2010.  In addition, our increased deferred tax liability reflects an increase in tax depreciation expense, the result of a higher average rental and lease equipment pool, and the enactment of bonus depreciation during the six months ended November 30, 2010.

During the first six months of fiscal 2011 net cash used in investing activities was $22.8 million compared to $28.4 million of net cash provided by investing activities for the same period of fiscal 2010.  Payments for the purchase of rental and lease equipment were $49.7 million for the first six months of fiscal 2011 compared to $22.5 million for the first six months of fiscal 2010.  Redemptions of investments, trading were $14.3 million during the first six months of fiscal 2011. There were no redemptions in the first six months of fiscal 2010.  Proceeds from the sale of rental and lease equipment decreased to $13.0 million for the first six months of fiscal 2011 compared to $21.5 million for the first six months of fiscal 2010.

Net cash used in financing activities was $7.0 million for the first six months of 2011 compared to $7.5 million for the first six months of fiscal 2010, due primarily to a decrease in payments for the repurchase of common stock to $0 for the first six months of fiscal 2011, compared to $0.4 million for the first six months of fiscal 2010.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements.  We had no bank borrowings outstanding, or off balance sheet financing arrangements, at November 30, 2010.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

During the first six months of fiscal 2011, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

Item 4.  Controls and Procedures

As of November 30, 2010, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A.  Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.  We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us.  However, those are not the only risk factors facing us.  Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us.  Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes.  In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.  During the first six months of fiscal 2011, we do not believe there were any material changes in the information regarding risk factors contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.

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

DATED:  December 21, 2010

/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)