Form 10-Q
period 2011-02-28
ELECTRO RENT CORP
filed 2011-04-05
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 0-9061
ELECTRO RENT CORPORATION
(Exact name of registrant as specified in its charter)

California	95-2412961
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

6060 Sepulveda Boulevard, Van Nuys, California	91411-2501
(Address of principal executive offices)	(Zip Code)
(818) 787-2100
(Issuer’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The number of shares outstanding of the registrant’s common stock as of March 24, 2011 was 23,980,581.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2011

EXPLANATORY NOTE
     In this report, unless the context indicates otherwise, the terms “Electro Rent,” “Company,” “we,” “us” and “our” refer to Electro Rent Corporation, a California corporation, and its subsidiaries.
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
     Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenues:
Rentals and leases	$28,679	$22,596	$87,139	$67,672
Sales of equipment and other revenues	30,771	10,438	76,413	34,140

Total revenues	59,450	33,034	163,552	101,812

Operating expenses:
Depreciation of rental and lease equipment	12,186	10,218	35,761	31,486
Costs of revenues other than depreciation of rental and lease equipment	24,707	7,360	60,016	24,980
Selling, general and administrative expenses	14,259	11,517	41,541	32,182
Gain on bargain purchase, net of taxes	—	—	(202)	—

Total operating expenses	51,152	29,095	137,116	88,648

Operating profit	8,298	3,939	26,436	13,164

Interest income, net	38	125	257	1,481

Income before income taxes	8,336	4,064	26,693	14,645

Income tax provision	3,259	1,913	9,276	6,408

Net income	$5,077	$2,151	$17,417	$8,237

Earnings per share:
Basic	$0.21	$0.09	$0.73	$0.34

Diluted	$0.21	$0.09	$0.72	$0.34

Shares used in per share calculation:
Basic	23,978	23,930	23,972	23,926

Diluted	24,098	23,988	24,058	23,981

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	February 28,	May 31,
	2011	2010
ASSETS

Cash and cash equivalents	$29,331	$32,906
Investments, trading, at fair value (cost of $14,275)	—	13,323
Put option	—	952
Accounts receivable, net of allowance for doubtful accounts of $646 and $536	33,081	25,670
Rental and lease equipment, net of accumulated depreciation of $189,919 and $177,380	195,914	173,647
Other property, net of accumulated depreciation and amortization of $16,665 and $16,055	13,561	13,585
Goodwill	3,109	3,109
Intangibles, net of amortization of $2,172 and $2,017	1,243	1,398
Other	25,191	11,478

	$301,430	$276,068

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$8,131	$8,294
Accrued expenses	12,043	14,240
Deferred revenue	6,077	6,022
Deferred tax liability	37,774	17,550

Total liabilities	64,025	46,106

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000, none issued or outstanding
Common stock, no par — shares authorized 40,000,000; issued and outstanding February 28, 2011 - 23,980,581; May 31, 2010 - 23,960,694	34,473	33,555
Retained earnings	202,932	196,407

Total shareholders’ equity	237,405	229,962

	$301,430	$276,068

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	February 28,
	2011	2010
Cash flows from operating activities:
Net income	$17,417	$8,237
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36,663	32,357
Put option loss	952	170
Unrealized holding gain for trading securities	—	(170)
Realized gain on redemption of trading securities	(952)	—
Realized gain on redemption of investments, available-for-sale	—	(841)
Remeasurement (gain) loss on foreign currency	(21)	100
Provision for losses on accounts receivable	446	291
Gain on sale of rental and lease equipment	(8,016)	(8,815)
Gain on bargain purchase, net of taxes	(202)	—
Stock compensation expense	692	436
Excess tax benefit for share based compensation	(33)	(26)
Deferred income taxes	20,224	(3,493)
Changes in operating assets and liabilities:
Accounts receivable	(7,408)	(3,508)
Other assets	(13,698)	(3,535)
Accounts payable	(1,298)	(367)
Accrued expenses	(2,349)	3,113
Deferred revenue	13	302

Net cash provided by operating activities	42,430	24,251

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	20,847	29,546
Proceeds from acquisition purchase price adjustment	202	—
Payments for purchase of rental and lease equipment	(69,760)	(35,918)
Redemptions of investments, available-for-sale	—	28,737
Redemptions of investments, trading	14,275	1,825
Payments for purchase of other property	(723)	(600)

Net cash (used in) provided by investing activities	(35,159)	23,590

Cash flows from financing activities:
Proceeds from issuance of common stock	196	292
Excess tax benefit for stock options exercised	33	26
Payments for repurchase of common stock	—	(395)
Payment of dividends	(10,843)	(10,768)

Net cash used in financing activities	(10,614)	(10,845)

Net (decrease) increase in cash and cash equivalents	(3,343)	36,996
Effect of exchange rate changes on cash	(232)	52
Cash and cash equivalents at beginning of period	32,906	22,215

Cash and cash equivalents at end of period	$29,331	$59,263

Supplemental disclosure of cash flow information

Cash paid for income taxes	$4,199	$7,578

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 1: Basis of Presentation
The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our”) as consolidated with the elimination of all intercompany transactions.
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
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

	Consolidated
Derivatives Not Designated as	Balance Sheet	February 28,	May 31,
Hedging Instruments	Location	2011	2010
Foreign exchange forward contracts	Other		$176
Foreign exchange forward contracts	Accrued expenses	$78

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

		Three Months	Three Months
	Location of (Loss) Gain	Ended	Ended
Derivatives Not Designated as	Recognized in Income on	February 28,	February 28,
Hedging Instruments	Derivatives	2011	2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$(250)	$256

		Nine Months	Nine Months
	Location of (Loss) Gain	Ended	Ended
Derivatives Not Designated as	Recognized in Income on	February 28,	February 28,
Hedging Instruments	Derivatives	2011	2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$(420)	$91
Recent Accounting Pronouncements
In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. This guidance will be effective for fiscal years beginning on or after June 15, 2010. We will be required to adopt this guidance beginning with our first quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
In July 2010, the FASB issued an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends previous guidance and the main objective is to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Disclosures required under this update will discuss the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The amendments that require disclosures as of the end of a reporting period are effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We will be required to adopt this guidance beginning with our fourth quarter of fiscal 2011, and therefore our disclosure will be expanded accordingly.
In December 2010, the FASB issued an update to its existing guidance for goodwill and other intangible assets. This guidance modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if there are qualitative factors indicating that it is more likely than not that a goodwill impairment exists. The qualitative factors are consistent with the existing guidance which requires goodwill of a reporting unit to be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We will be required to adopt this guidance beginning with our fourth quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
In December 2010, the FASB issued an update to its existing guidance on business combinations. This guidance requires a public entity that presents comparative financial statements to present in its pro forma disclosure the revenue and earnings of the combined entity as though the business combinations that occurred during the current year had occurred as of the beginning of the prior annual reporting period. In addition, this guidance expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
This guidance is effective for the first annual reporting period beginning on or after December 15, 2010. We will be required to adopt this guidance beginning with our first quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
Note 2: Cash and Cash Equivalents and Investments
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented. Our trading investments at May 31, 2010 consisted of auction rate securities (“ARS”) and were carried at fair value. At May 31, 2010 we held $13,300, at fair value, and $14,300, at cost, of ARS. During the nine months ended February 28, 2011, we sold all of our remaining ARS to UBS AG (“UBS”) at par plus accrued interest, for $14,300 in cash when we exercised our put right on the ARS (the “Put Option”) under a November 2008 settlement agreement with UBS. Our ARS were carried as trading securities based on our intent to exercise our Put Option. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value. As discussed in Note 3, the fair values of the trading securities and the Put Option were determined by option pricing models, with the result that the changes in values of the trading securities and the Put Option substantially offset each other.
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
Assets and liabilities measured at fair value on a recurring basis are as follows:

	At February 28, 2011
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Money market funds	$20,017	$—	$—	$20,017
Supplemental executive retirement plan	2,650	—	—	2,650

Total assets measured at fair value	$22,667	$—	$—	$22,667

Liabilities:
Supplemental executive retirement plan	$2,650	$—	$—	$2,650
Foreign exchange forward contracts	—	78	—	78

Total liabilities measured at fair value	$2,650	$78	$—	$2,728

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

	At May 31, 2010
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets:
Money market funds	$27,802	$—	$—	$27,802
Auction rate securities	—	—	13,323	13,323
Put option	—	—	952	952
Supplemental executive retirement plan	2,081	—	—	2,081
Foreign exchange forward contracts	—	176	—	176

Total assets measured at fair value	$29,883	$176	$14,275	$44,334

Liabilities:
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
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three Months Ended February 28,
	2011		2010
		Auction Rate		Auction Rate
	Put Option	Securities	Put Option	Securities
Fair value at beginning of period	$—	$—	$1,510	$19,365
Settlements (at par)	—	—	—	(1,100)
Unrealized gains (losses) included in interest income, net	—	—	(57)	57

Fair value at end of period	$—	$—	$1,453	$18,322

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

	Nine Months Ended February 28,
	2011		2010
		Auction Rate		Auction Rate
	Put Option	Securities	Put Option	Securities
Fair value at beginning of period	$952	$13,323	$1,623	$19,977
Settlements (at par)	—	(14,275)	—	(1,825)
Unrealized (losses) gains included in interest income, net	—	—	(170)	170
Realized (losses) gains included in interest income, net	(952)	952	—	—

Fair value at end of period	$—	$—	$1,453	$18,322

For the nine months ending February 28, 2010, we included in earnings unrealized losses of $28 attributable to the remaining ARS we held on that date and unrealized gains of $28 attributable to the Put Option. During the nine months ended February 28, 2011, we sold all of our remaining ARS to UBS pursuant to the Put Option at par plus accrued interest and included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option.
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

During the three and nine months ended February 28, 2011, the purchase price was reduced by $0 and $260, respectively, representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA. In addition, the bargain purchase gain was increased by $0 and $82 ($49 net of tax), for the three and nine months ended February 28, 2011, respectively, resulting from a change in the

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
fair value of certain assets and liabilities acquired from Telogy. Therefore, the total effect of these factors was an increase in our bargain purchase gain of $49 and $202, net of estimated taxes of $33 and $140, during the three and nine months ended February 28, 2011, respectively.
The bargain purchase gain is classified separately within operating expenses.
The fair value of assets acquired included gross accounts receivable of $3,153, of which an estimated $430 is not expected to be collected, resulting in a fair value of $2,723. Intangible assets consisted of customer relationships and have a useful life of 8 years.
Acquisition-related transaction costs of $180 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses for the 2010 fiscal year. There were no acquisition-related transaction costs for the nine months ended February 28, 2011.
The acquisition of Telogy was an asset purchase, and Telogy’s operations were integrated with ours immediately after the acquisition date.
The following unaudited pro forma results of operations for the three and nine months ended February 28, 2010 assume the acquisition of Telogy occurred as of the beginning of fiscal 2010. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition occurred on the dates indicated, nor are these results necessarily indicative of future consolidated results of operations. We have included the operating results of Telogy in our consolidated financial statements since the March 31, 2010 acquisition date.

	Three Months Ended	Nine Months Ended
	February 28, 2010	February 28, 2010
Revenues	$37,644	$116,180
Net income	1,842	6,100
Earnings per share:
Basic	$0.08	$0.25
Diluted	$0.08	$0.25
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Stock Options
The following table summarizes certain information relative to options for common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term (in
	Options	Price	years)
Outstanding at May 31, 2010	57	$15.46
Granted	—	—
Exercised	(17)	11.92
Forfeited/canceled	(4)	10.20

Outstanding at February 28, 2011	36	$17.69	0.62

Vested and expected to vest at February 28, 2011	36	$17.69	0.62

Vested and exercisable at February 28, 2011	36	$17.69	0.62

There were no stock options granted or vested during the three or nine months ended February 28, 2011 and 2010. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement. The aggregate intrinsic value of options exercised during the three and nine months ended February 28, 2011 was $0 and $13, respectively, and during the three and nine months ended February 28, 2010 was $71 and $73, respectively. Shares of newly issued common stock are issued upon any exercise of stock options.
Restricted Stock Units
Restricted stock units represent the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the nine months ended February 28, 2011:

		Weighted –
		Average
	Restricted	Grant
	Stock	Date
	Units	Fair Value
Nonvested at May 31, 2010	150	$10.14
Granted	107	12.58
Vested	(49)	9.98
Forfeited/canceled	(2)	13.73

Nonvested at February 28, 2011	206	$11.40

We granted 1 and 107 restricted stock units during the three and nine months ended February 28, 2011, respectively, and 0 and 158 during the three and nine months ended February 28, 2010, respectively. As of February 28, 2011, we have unrecognized share-based compensation cost of approximately $1,732 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
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
We recorded $255 and $692 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 28, 2011, respectively, compared to $166 and $436 for the three and nine months ended February 28, 2010, respectively.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the nine months ended February 28, 2011 and 2010 was $33 and $26, respectively. Cash received from stock option exercises was $196 and $292 for the nine months ended February 28, 2011 and 2010, respectively.
Note 6: Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets consist of purchased customer relationships, trade names, and non-compete agreements.
Our goodwill and intangibles at February 28, 2011 are the result of our acquisition of Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.
The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2011 are as follows:

	Balance as of
	June 1, 2010 (net		Balance as of
	of amortization)	Amortization	February 28, 2011

Goodwill	$3,109	$—	$3,109
Trade name	411	—	411
Non-compete agreements	66	(66)	—
Customer relationships	921	(89)	832

	$4,507	$(155)	$4,352

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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 28, 2011
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	indefinite	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(1,050)	—
Customer relationships	3-4 years	1,954	(1,122)	832

		$3,415	$(2,172)	$1,243

	May 31, 2010
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	indefinite	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(984)	66
Customer relationships	3-4 years	1,954	(1,033)	921

		$3,415	$(2,017)	$1,398

Amortization expense related to intangible assets was $46 and $155 for the three and nine months ended February 28, 2011, respectively, compared to $64 and $231 for the three and nine months ended February 28, 2010, respectively.
Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of February 28, 2011:

Future
Year ending May 31,	Amortization
2011 (remaining)	$29
2012	118
2013	118
2014	118
2015	118
Thereafter	331

$832

Note 7: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired rental and lease equipment totaling $7,276 and $6,167 as of February 28, 2011 and May 31, 2010, respectively, and other accruals related to acquired rental and lease equipment totaling $3,666 and $2,098 as of February 28, 2010 and May 31, 2009, respectively, all of which amounts were subsequently paid. We had no accrual for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of February 28, 2011 and May 31, 2010, respectively, compared to accruals of $0 and $3,593 as of February 28, 2010 and May 31, 2009, respectively, all of which amounts were subsequently paid.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 8: Sales-Type Leases
We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method. The minimum lease payments receivable and the net investment included in other assets for such leases are as follows:

	February 28,	May 31,
	2011	2010
Gross minimum lease payments receivable	$6,091	$6,874
Less — unearned interest	(267)	(355)

Net investment in sales-type lease receivables	$5,824	$6,519

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2011 (remaining)	$3,751
2012	2,043
2013	288
2014	9

$6,091

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
Our equipment pool, based on acquisition cost, consisted of $345,698 of T&M equipment and $40,135 of DP equipment at February 28, 2011 and $310,292 of T&M equipment and $40,735 of DP equipment at May 31, 2010.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Revenues for these product groups were as follows for the three months ended February 28, 2011 and 2010:

	T&M	DP	Total
2011
Rentals and leases	$25,179	$3,500	$28,679
Sales of equipment and other revenues	30,335	436	30,771

	$55,514	$3,936	$59,450

2010
Rentals and leases	$18,808	$3,788	$22,596
Sales of equipment and other revenues	9,857	581	10,438

	$28,665	$4,369	$33,034

Revenues for these product groups were as follows for the nine months ended February 28, 2011 and 2010:

	T&M	DP	Total
2011
Rentals and leases	$74,402	$12,737	$87,139
Sales of equipment and other revenues	74,799	1,614	76,413

	$149,201	$14,351	$163,552

2010
Rentals and leases	$55,630	$12,042	$67,672
Sales of equipment and other revenues	32,333	1,807	34,140

	$87,963	$13,849	$101,812

No single customer accounted for more than 10% of total revenues during the three or nine months ended February 28, 2011 and 2010.
Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Revenues: (1)
U.S.	$51,952	$27,812	$143,951	$86,318
Other (2)	7,498	5,222	19,601	15,494

Total	$59,450	$33,034	$163,552	$101,812

	As of
	February 28,	May 31,
	2011	2010
Net Long-Lived Assets: (3)
U.S.	$184,356	$166,533
Other (2)	29,471	25,206

Total	$213,827	$191,739

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.
Note 10: Computation of Earnings Per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	February 28,		February 28,
	2011	2010	2011	2010
Denominator:
Denominator for basic earnings per share — weighted average common shares outstanding	23,978	23,930	23,972	23,926
Effect of dilutive options and restricted stock (1)	120	58	86	55

Diluted shares used in per share calculation	24,098	23,988	24,058	23,981

Net income	$5,077	$2,151	$17,417	$8,237
Earnings per share:
Basic	$0.21	$0.09	$0.73	$0.34
Diluted	$0.21	$0.09	$0.72	$0.34

(1)	Excludes 36 options outstanding during both the three and nine months ended February 28, 2011, and 54 options outstanding during both the three and nine months ended February 28, 2010, for which the exercise price exceeded the average market price of our common stock during that period.
Note 11: Income Taxes
During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions. The derecognition of $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, had no impact on our effective tax rate. However, the derecognition of $0 and $1,396 for interest and penalties previously recognized reduced our tax provision by a corresponding amount for the three and nine months ended February 28, 2011, respectively. This derecognition had no effect on our effective tax rate for the three months ended February 28, 2011, and decreased our effective tax rate from 40.0% to 34.8% for the nine months ended February 28, 2011.
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
There were no unrecognized tax benefits for the nine months ended February 28, 2011.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion addresses our financial condition as of February 28, 2011 and May 31, 2010, the results of our operations for the three and nine months ended February 28, 2011 and 2010, respectively, and cash flows for the nine month periods ended February 28, 2011 and 2010. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2010, to which you are directed for additional information.
Overview
     We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 13% of our revenues in fiscal 2010 and 9% of our revenues for the nine months ended February 28, 2011, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment. Our Authorized Technology Partnership (“ATP”) agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. We began selling T&M equipment under the ATP sales agreement during our third quarter of fiscal 2010. We have added approximately 59 people to our sales and support staff to serve these customers, and this agreement is material to our operations.
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
     Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets, although our utilization rates improved due to an increase in demand and equipment on rent. During the first nine months of fiscal 2011, we have seen modest improvement in our T&M rental rates and continued improvement in utilization rates, in particular in our North American and European operations. As a result of these improvements, our recent acquisition of Telogy, and sales of T&M equipment in connection with our ATP sales agreement, we have experienced substantial growth in revenues and operating profit for the nine months ended February 28, 2011. Despite this growth, our customers and competitors continue to be affected by the recent recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We must continue to be focused on remaining profitable in the current conditions, as well as being prepared for the possibility that the recession may deepen and continue in future periods.
     For the first nine months of fiscal 2011, 85% of our rental and lease revenues was derived from T&M equipment, compared to 82% for the first nine months of fiscal 2010. We have experienced growth in both our T&M and DP rental revenues, due to increased rental activity and a modest increase in our T&M and DP rental rates. Our T&M rental revenues for the first nine months of fiscal 2011 include the rental revenues acquired from Telogy.
     For the first nine months of fiscal 2011, rental revenues were 89% of our rental and lease revenue, compared to 86% for the first nine months of fiscal 2010. The increase is the result of an increase in our T&M and DP rental activity, including the rental revenues acquired from Telogy, while our lease revenues slightly declined.
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
Profitability and Key Business Trends
     We generally measure our overall level of profitability with the following metrics:
•	Net income per diluted common share (EPS);

•	Net income as a percentage of average assets (annualized); and

•	Net income as a percentage of average equity (annualized).
     Comparing the first nine months of fiscal 2011 to the first nine months of fiscal 2010, our revenues increased by 60.6% to $163.6 million, our operating profit increased by 100.8% to $26.4 million, and our net income increased by 111.4% to $17.4 million. Our rental and lease revenues increased in our T&M and DP segments in our North American and European operations, reflecting increased rental activity and increased T&M and DP rental rates, due to improved market conditions and the T&M rental revenues acquired from Telogy. In addition, our T&M sales activity increased due to new equipment sales in connection with our ATP sales agreement more than offsetting declines in our used equipment sales, finance leases, and distribution sales.
     Some of our key profitability measurements are presented in the table below for the nine months ended February 28, 2011 and 2010:

	2011	2010
Net income per diluted common share (EPS)	$0.72	$0.34
Net income as a percentage of average assets (annualized)	8.0%	4.1%
Net income as a percentage of average equity (annualized)	10.1%	4.9%
     The increase in our operating profit is due primarily to increased rental revenues and sales of new equipment for the first nine months of fiscal 2011. The increase was partially offset by an increase in depreciation expense of $4.3 million, or 13.6% as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $9.3 million, or 29.1%, primarily related to our hiring of sales and support staff in connection with our ATP sales agreement.
     The amount of our equipment on rent, based on acquisition cost, increased 36.8% to $218.3 million at February 28, 2011 from $159.6 million at February 28, 2010. Acquisition cost of equipment on lease increased 1.8% to $28.3 million at February 28, 2011 from $27.8 million at February 28, 2010. Average rental rates for our T&M and DP segments increased by 3.8% from February 28, 2010 to February 28, 2011. Average lease rates for our T&M and DP segments declined by 11.2% for the same period. Utilization for our T&M equipment pool, based on acquisition cost of equipment on rent and lease compared to the total equipment pool, was 70.1% at February 28, 2011, compared to 67.1% at February 28, 2010 due to an increase in rental and lease demand, delays in receiving equipment ordered from vendors, and improved equipment pool management. Over the same period, utilization of our DP equipment pool decreased to 37.9% from 44.3%, due to a decrease in rental demand and equipment on lease.
     As of February 28, 2011 and 2010, we had order backlogs of $15.8 million and $4.2 million, respectively, the result of sales in connection with our ATP sales agreement. We expect that a majority of current year backlog will be delivered to customers within six months of February 28, 2011.

     The following table shows the revenue and operating profit trends over the last five quarters (in thousands):

	Three Months Ended
	Feb 28,	Nov 30,	Aug 31,	May 31,	Feb 28,
	2011	2010	2010	2010	2010
Rentals and leases	$28,679	$29,673	$28,787	$26,529	$22,596
Sales of equipment and other revenues	30,771	23,604	22,038	17,526	10,438
Operating profit	8,298	9,606	8,532	5,269	3,939
Results of Operations
Comparison of Three Months Ended February 28, 2011 and February 28, 2010
Revenues
     Total revenues for the three months ended February 28, 2011 and 2010 were $59.5 million and $33.0 million, respectively. The 80.0% increase in total revenues was due to a 26.9% increase in rental and lease revenues and a 194.8% increase in sales of equipment and other revenues.
     Rental and lease revenues for the three months ended February 28, 2011 were $28.7 million, compared to $22.6 million for the same period of the prior fiscal year. This increase reflects an increase in our T&M and DP rental activity and rental rates in our North American and European operations, due to improved market conditions and the acquisition of Telogy in the fourth quarter of fiscal 2010, and an increase in T&M leasing activity that was partially offset by a continued decline in DP leasing demand.
     Sales of equipment and other revenues increased to $30.8 million for the third quarter of fiscal 2011, compared to $10.4 million in the same period of the prior fiscal year. This increase is due to sales of new T&M equipment through our ATP sales agreement and an increase in our sales of used equipment in our T&M business, partially offset by a decline in finance lease activity and distribution sales. We terminated our distribution agreement with Agilent (which was replaced with the ATP sales agreement) on January 31, 2010.
Operating Expenses
     Depreciation of rental and lease equipment increased to $12.2 million, or 42.5% of rental and lease revenues, in the third quarter of fiscal 2011, from $10.2 million, or 45.2% of rental and lease revenues, in the third quarter of fiscal 2010. The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased ratio, as a percentage of rental and lease revenues, was due to higher utilization and higher T&M rental rates.
     Costs of revenues other than depreciation increased 235.7% to $24.7 million in the third quarter of fiscal 2011 from $7.4 million in the same period of fiscal 2010. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 77.6% in the third quarter of fiscal 2011 from 68.0% in the third quarter of fiscal 2010. This increase is due to an increase in sales of new T&M equipment through our ATP sales agreement, which generally carry a lower margin than used equipment sales. Our sales margin is expected to continue to decline as a result of anticipated growth in connection with our ATP sales agreement.
     Selling, general and administrative expenses increased 23.8% to $14.3 million in the third quarter of fiscal 2011, compared to $11.5 million in the third quarter of fiscal 2010. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our ATP sales agreement. As a percentage of total revenues, selling, general and administrative expenses decreased to 24.0% in the third quarter of fiscal 2011 from 34.9% in the third quarter of fiscal 2010, due to the increase in total revenues.
Interest Income, Net
     Interest income, net, was insignificant for the third quarter of fiscal 2011 compared to $0.1 million in the third quarter of fiscal 2010 due to a lower cash balance, and the redemption of our auction rate securities (“ARS”) (which carried a higher interest rate) in the first quarter of fiscal 2011.

Income Tax Provision
     Our effective tax rate was 39.1% in the third quarter of fiscal 2011, compared to 47.1% for the same period in fiscal 2010. The decrease is due primarily to imputed interest on intercompany receivables and interest and penalties on our liability for uncertain tax positions during the three months ended February 28, 2010. We effectively settled our uncertain tax positions during the second quarter of fiscal 2011.
Comparison of Nine Months Ended February 28, 2011 and February 28, 2010
Revenues
     Total revenues for the nine months ended February 28, 2011 and 2010 were $163.6 million and $101.8 million, respectively. The 60.6% increase in total revenues was due to a 28.8% increase in rental and lease revenues and a 123.8% increase in sales of equipment and other revenues.
     Rental and lease revenues for the first nine months of fiscal 2011 were $87.1 million, compared to $67.7 million for the same period of the prior fiscal year. This increase reflects an increase in our T&M and DP rental activity and rental rates in our North American and European operations, due to improved market conditions and the acquisition of Telogy in the fourth quarter of fiscal 2010, and an increase in T&M leasing activity that was partially offset by a continued decline in DP leasing demand.
     Sales of equipment and other revenues increased to $76.4 million for the first nine months of fiscal 2011, compared to $34.1 million in the same period of the prior fiscal year. This increase is due to sales of new T&M equipment through our ATP sales agreement, partially offset by a decline in used equipment sales, finance lease activity, and distribution sales. We terminated our distribution agreement with Agilent (which was replaced with the ATP sales agreement) on January 31, 2010.
Operating Expenses
     Depreciation of rental and lease equipment increased to $35.8 million, or 41.0% of rental and lease revenues, in the first nine months of fiscal 2011, from $31.5 million, or 46.5% of rental and lease revenues, in the first nine months of fiscal 2010. The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased depreciation expense as a percentage of rental and lease revenues was due to higher utilization and higher rental rates.
     Costs of revenues other than depreciation increased 140.3% to $60.0 million in the first nine months of fiscal 2011 from $25.0 million in the same period of fiscal 2010. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 76.9% in the first nine months of fiscal 2011 from 70.7% in the first nine months of fiscal 2010. This increase is due to an increase in sales of new T&M equipment through our ATP sales agreement, which generally carry a lower margin than used equipment sales. Our overall sales margin is expected to continue to decline as a result of anticipated growth in connection with our ATP sales agreement.
     Selling, general and administrative expenses increased 29.1% to $41.5 million in the first nine months of fiscal 2011, compared to $32.2 million in the first nine months of fiscal 2010. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our ATP sales agreement. As a percentage of total revenues, selling, general and administrative expenses decreased to 25.4% in the first nine months of fiscal 2011 from 31.6% in the first nine months of fiscal 2010, due to the increase in total revenues.
Interest Income, Net
     Interest income, net, was $0.3 million for the first nine months of fiscal 2011 compared to $1.5 million in the first nine months of fiscal 2010 due to a lower cash balance and the redemption of our ARS (which carried a higher interest rate) in the first nine months of fiscal 2011, and a realized gain of $0.8 million on the sale of our investments available-for-sale in the first nine months of fiscal 2010. During the first nine months of fiscal 2011 and 2010, interest income, net, included offsetting gains and losses on our ARS and the related put option, with no net impact on our net income.

Income Tax Provision
     Our effective tax rate was 34.8% in the first nine months of fiscal 2011, compared to 43.8% for the same period in fiscal 2010. The decrease is due primarily to the derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions during the nine months ended February 28, 2011. See Note 11 to our condensed consolidated financial statements for further discussion.
Liquidity and Capital Resources
Capital Expenditures
     Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $69.8 million of rental and lease equipment during the first nine months of fiscal 2011 compared to $35.9 million during the first nine months of fiscal 2010. In response to increasing customer demand beginning in the second half of fiscal 2010, purchases of equipment for the first nine months of fiscal 2011 were 94.2% higher than the first nine months of fiscal 2010.
Share Repurchases and Dividends
     We periodically repurchase shares of our common stock, which are then retired and returned to the status of authorized but unissued stock. During the nine months ended February 28, 2010, we repurchased 44,114 shares of our common stock, for $0.4 million, at an average price per share of $8.94. There were no repurchases during the nine months ended February 28, 2011. We may make repurchases of common stock in the future through open market transactions or otherwise, but we have no commitments to do so.
     During the nine months ended February 28, 2011 and 2010, we paid dividends of $0.45 per common share, or $0.60 per annum, amounting to an aggregate of $10.8 million for each period. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
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
Cash Flows and Credit Facilities
     During the first nine months of fiscal 2011 and fiscal 2010, net cash provided by operating activities was $42.4 million and $24.3 million, respectively. The increase in operating cash flow for the first nine months of fiscal 2011 compared to the same period of the prior fiscal year was due primarily to an increase in net income to $17.4 million for the first nine months of fiscal 2011 from $8.2 million for the first nine months of fiscal 2010, and an increase in our deferred tax liability of $20.2 million, compared to a decrease of $3.5 million in the first nine months of fiscal 2010. This increase was partially offset by an increase in other assets of $13.7 million in the first nine months of fiscal 2011 compared to $3.5 million for the first nine months of fiscal 2010, due to an increase in our demonstration pool inventory of $2.4 million; recording of an income tax receivable of $10.2 million; an increase in accounts receivable of $7.4 million for the nine months ended February 28, 2011 compared to $3.5 million in the prior year period due to increased revenues; and a decrease in accrued expenses of $2.3 million for the first nine months of fiscal 2011 compared to an increase of $3.1 million for the first nine months of fiscal 2010. The changes in our deferred tax liability and accrued expenses, and the recording of an income tax receivable in fiscal 2011 resulted primarily from our effective settlement of the $4.5 million in unrecognized tax positions during the nine months ended February 28, 2011 and the enactment of bonus depreciation, which significantly increased our tax depreciation expense during the nine months ended February 28, 2011 and retroactively for our fiscal year ended May 31, 2010.
     During the first nine months of fiscal 2011 net cash used in investing activities was $35.2 million compared to $23.6 million of net cash provided by investing activities for the same period of fiscal 2010. Payments for the purchase of rental and lease equipment were $69.8 million for the first nine months of fiscal 2011 compared to $35.9 million for the first nine months of fiscal 2010. Redemptions of investments, trading were $14.3 million during the first nine months of fiscal 2011 compared to $1.8 million for the first nine months of fiscal 2010, while 2010 included $28.7 million in redemptions of investments, available-for-sale, compared to $0 in the current year.
     Net cash used in financing activities was $10.6 million for the first nine months of 2011 compared to $10.9 million for the first nine months of fiscal 2010, due primarily to a decrease in payments for the repurchase of common stock to $0 for the first nine months of fiscal 2011, compared to $0.4 million for the first nine months of fiscal 2010.
     We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding, or off balance sheet financing arrangements, at February 28, 2011.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
     During the first nine months of fiscal 2011, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010.
Item 4. Controls and Procedures.
     As of February 28, 2011, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
     There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
     Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business, including claims of alleged infringement, misuse or misappropriation of intellectual property rights of third parties. As of the date of this report, we are not a party to any litigation which we believe would have a material adverse effect on our business operations or financial condition.
Item 1A. Risk Factors.
     In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2010. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.
Item 6. Exhibits.

Exhibit No.	Document Description	Incorporation by Reference
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION
Date: April 5, 2011	/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)