Form 10-K
period 2011-05-31
ELECTRO RENT CORP
filed 2011-08-08
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes   ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☑	Non-Accelerated Filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2010, was $290,782,316.

Number of shares of shares of the registrant’s common stock outstanding as of August 5, 2011: 23,980,581.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in the Proxy Statement for the Annual Shareholders Meeting of Shareholders to be held on October 13, 2011 that is required by Part III of this Form 10-K is incorporated herein by reference.

EXPLANATORY NOTE

Unless otherwise noted, (1) the terms “we”, “us” and “our” refer to Electro Rent Corporation and its subsidiaries, and (2) the terms “Common Stock” and “shareholder(s)” refer to our common stock and the holders of that stock, respectively.

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

Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: common stock price fluctuations, fluctuations in operating results (including as a result of changing economic conditions), risks associated with technology changes, risks associated with customer solvency, competition, risks associated with international operations, risks associated with our manufacturers and suppliers, dependence on key personnel, control by management and others, risks associated with possible acquisitions and new business ventures and anti-takeover provisions. For further discussion of these and other factors, see Item 1A. “Risk Factors”; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 7A. “Quantitative and Qualitative Disclosure About Interest Rates and Currency Rates,” in this Report, and our other filings with the Securities and Exchange Commission.

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

PART I

Item 1. Business.

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 8% of our revenues in fiscal 2011, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment.

The Electro Rent Approach. For the most part, customers who purchase or lease equipment from us place orders through our inside sales force, which has access to our proprietary computer system that is updated in real time for equipment availability and pricing. In the case of rentals and some leases, we generally use a pool of equipment we have previously purchased for that purpose or we may add equipment to that pool to fill a lease or rental order if the addition makes economic sense. Our equipment fulfillment team typically can arrange delivery of equipment from our pool to our customers within one or two days of a request. Most of our equipment is technically complex and must be calibrated and serviced when returned to us. We do most of that calibration in house, using a team of experienced technicians and our state of the art calibration laboratory.

Although our customers respond to equipment pricing and availabilities in making their decisions to choose to work with us, we believe that our success also depends on other factors:

•

Customer Responsiveness. Our customer service, responsiveness and expert technical staff provide us a key competitive advantage. Our resale agreement with Agilent, for the United States and Canada, has enabled us to substantially expand the number and technical expertise of our T&M sales force, which at approximately 90 persons is the largest among our principal competitors. We believe our management team is the most experienced and stable in the industry, averaging 26 years at Electro Rent. In 2008 and 2009, Forbes magazine named us as one of their “100 Most Trustworthy Companies” out of the more than 8,000 publicly traded companies for what Forbes termed “transparent and conservative accounting practices and solid corporate governance and management.”

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

•

Multichannel Offerings. In the last two years, we have expanded our business to offer customers a single source for their equipment acquisitions, whether they want to rent, lease or buy new or used equipment. We believe that we offer the greatest breadth of acquisition options in the industry, allowing our customers to match the appropriate option to their usage and capital needs, budget and other factors, such as accounting rules and regulatory requirements. In addition, spreading costs over multiple channels allows us to maintain the largest sales force among our principal competitors, which in turn broadens and deepens our customer contacts and provides them more technical strength and assistance.

•

Deep Vendor Relationships. We have worked to develop and maintain strong relationships with the major manufacturers of equipment, who are our principal suppliers. We build these relationships not only through our rental and leasing activities, which make us one of the largest customers of these manufacturers, but also through partnerships with our vendors to sell their products. By maintaining close relationships with multiple vendors, we can help our customers select the right equipment for their needs, better fill customer orders for equipment with long lead-times, and understand product development trends which tend to shape the nature of the demands of our rental and leasing customers and the prices for our used equipment.

•

Dynamic Inventory Management Systems. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment when we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches.

Our Strategic Growth Initiatives. We believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure through internal growth and external acquisitions. These strategies include:

•

Sales and Distribution Channel Initiative. Beginning in fiscal 2007, we have been expanding our business by adding new equipment sales channels to our rental, leasing and used equipment sales offerings. In addition to adding revenue and expanding our sales organization, we can capture related rental and lease opportunities and provide customers with a full range of equipment acquisition options. Our resale agreement with Agilent, commencing in fiscal 2010, gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada.

•

Equipment Pool Expansion Initiatives. Despite the global economic downturn, we have used our strong balance sheet to make significant equipment purchases to meet T&M rental demand, support areas of potential growth and keep our equipment pool technologically up-to-date. In response to increasing customer demand, we increased our purchases of equipment during fiscal 2011 by 15% compared to fiscal 2010, which included $22.9 million of equipment acquired from Telogy, LLC (“Telogy”) in March 2010. As a result, we have been able to expand and upgrade our equipment base with equipment that is limited in supply but growing in demand, enhancing our ability to meet the needs of a wide range of customers, as well as expand our equipment pool offerings in some related areas such as telecom and industrial products.

•

Vendor Leasing Initiative. In fiscal 2009, we began an initiative to develop a substantial worldwide T&M leasing program by partnering with Agilent, Ixia, JDSU and other major manufacturers. These relationships have expanded our leasing program and enhanced our ability to meet the needs of our customers by offering competitive finance and operating leases.

Our Markets and Competition. We believe the North American general purpose test equipment rental market generates in excess of $300 million of annual rental and lease revenue, and is characterized by intense competition from several large competitors. Although no single competitor holds a dominant market share in North America, our primary competitors in the T&M rental area include McGrath Rent Corp., Continental Resources, Test Equity, and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe, and Orix Corporation and a number of local operators in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors. Our competitors engage in aggressive pricing for both rentals and sales, as well as offer customers extended warranties that exceed the underlying manufacturers’ warranties and other services. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Computer & Audio Visual Rentals, Source One Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has led to industry consolidation. We acquired two competitors during the last fifteen years and SmartSource, our largest competitor, has expanded primarily due to its nineteen acquisitions. While we have focused on the rental of large quantities of computers to unique customers, SmartSource concentrates more on audio visual and trade show technology rentals and is thus not a direct competitor.

Our Backlog. As of May 31, 2011, we had an order backlog of $17.0 million, compared to $9.7 million as of May 31, 2010, the result of sales in connection with our resale agreement with Agilent. There was no such backlog in fiscal 2009. We expect that a majority of the backlog will be delivered to customers within six months of our fiscal year end.

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

International Operations. We have sales and leasing activity in foreign countries, which in the aggregate accounted for approximately 12.6% of our revenues in 2011, 14.6% in 2010 and 14.8% in 2009. Selected financial information regarding our international operations is presented below:

Year ended May 31, (in thousands)	2011	2010	2009

Revenues: [1]
U.S.	$199,861	$124,618	$111,184
Other [2]	28,868	21,249	19,297

Total	$228,729	$145,867	$130,481

As of May 31, (in thousands)	2011	2010	2009

Net Long Lived Assets: [3]
U.S.	$180,591	$166,533	$151,204
Other [2]	33,491	25,206	24,672

Total	$214,082	$191,739	$175,876

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries that each individually accounts for less that 10% of the total revenues or assets.

[3]	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

For risks relating to our international operations, see “Item 1A. Risk Factors – Risks Associated with International Operations.”

Other Information about Us. The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Years ended May 31, (in thousands)	T&M	DP	Total

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

2009
Rentals and leases	$77,430	$20,965	$98,395
Sales of equipment and other revenues	29,054	3,032	32,086

	$106,484	$23,997	$130,481

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

For additional financial information about our segments, see Note 15 to our consolidated financial statements included in this Form 10-K.

Our business is non-seasonal, except for the third quarter months of December, January and February, when rental activity declines due to extended holiday closings by a number of customers. In addition, because February is a short month, rental billing is reduced.

No single customer accounted for more than 10% of our total revenues during fiscal 2011, 2010 or 2009. We do not derive any significant portion of our revenues from direct United States Government contracts.

We have no material patents, trademarks, licenses, franchises or concessions.

At May 31, 2011, we employed approximately 371 individuals. None of these employees is a member of a labor union. We believe that our employee relations are satisfactory.

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

Item 1A. Risk Factors.

Please carefully consider the following discussion of various risks and uncertainties. We believe these risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. The following risk factors are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

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

Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 23,980,581 shares outstanding as of August 5, 2011, as of such date, we are authorized to issue up to 303,501 shares of Common Stock upon exercise of stock options and conversion of our stock units previously granted under our equity incentive plan.

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

Risks Associated with Changing Economic Conditions. The U.S. economy and international markets that we serve have been impacted by a severe recession, which has resulted in more stringent credit requirements and reduced access to capital, and which may deepen and continue for the foreseeable future. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services declines. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Continued slowdowns in the U.S. and global economy, or one or more of these specific industries, may result in lower demand and price pressure and could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we recorded a loss on impairment of goodwill and intangibles. Beginning in fiscal 2009, the recession in the U.S. and global economy resulted in reduced revenues and a decline in our operating results for fiscal 2009 and 2010. Although we experienced growth in revenues and operating profit in fiscal 2011, there can be no assurances that this trend will continue.

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

The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Computer & Audio Visual Rentals, Source One Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has lead to industry consolidation. We acquired two competitors during the last sixteen years and SmartSource, our largest competitor, has expanded primarily due to its nineteen acquisitions.

Our competitors engage in aggressive pricing for both rentals and sales, as well as offer customers extended warranties in excess of the underlying manufacturers’ warranties and other services. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

Currency Risks. We generated approximately 12.6% of our revenues from international operations during the past fiscal year. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Although we use foreign currency forward contracts to mitigate the risks associated with fluctuations in exchange rates, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

About 90% of our equipment portfolio at acquisition cost consists of general purpose T&M instruments purchased from leading manufacturers such as Agilent and Tektronix. The remainder of our equipment pool consists of personal computers and workstations, which include personal computers from Compaq, Dell, IBM, Apple, and Toshiba and workstations primarily from Sun Microsystems and Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.

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

As of August 5, 2011, our executive officers and directors collectively own approximately 21.4% of our Common Stock.

As of that date, (i) Mr. Daniel Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 20.1% of our outstanding shares of Common Stock, and (ii) one other shareholder controls 16.1% of our outstanding shares of Common Stock. Consequently, these shareholders may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES

If we cannot successfully implement any recent or future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.

On occasion, we evaluate business opportunities that appear to fit within our overall business strategy. In fiscal 2006, we acquired Rush Computer Rentals, Inc., a private company based in Wallingford, Connecticut that rents and sells a wide range of DP equipment. In fiscal 2010, we acquired certain assets and select post-closing liabilities of Telogy, a private company headquartered in Union City, California, and a leading provider of electronic T&M equipment. In fiscal 2010, we entered into a resale agreement with Agilent to sell new T&M equipment in the U.S. and Canada, resulting in the hiring of additional sales and support staff. We could decide to pursue one or more other opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:

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

Our leasing yields tend to correlate with market interest rates. When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than leasing equipment at all. Lower leasing yields are reflected in lower rental and lease revenues.

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

We own a building at 15385 Oxnard Street, Van Nuys, California, which contains approximately 68,200 square feet. We use all of this space, except for 1,000 square feet that are currently being leased to others. This building houses our California warehouse and equipment calibration center.

We own a facility in Wood Dale, Illinois, containing approximately 30,750 square feet. This facility houses our Illinois warehouse and service center.

As of May 31, 2011, we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in Mechelen, Belgium, and in Beijing and Tianjin, China.

Our facilities aggregate approximately 269,000 square feet as of May 31, 2011. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.1 million in fiscal 2011. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

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

Item 4. (Removed and Reserved).

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock; Holders.

Our common stock is quoted on the NASDAQ stock market under the symbol ELRC. There were approximately 332 shareholders of record at August 5, 2011. The following table sets forth, for the period shown, the high and low sale prices of our Common Stock as reported by NASDAQ.

	Fiscal Year 2011		Fiscal Year 2010
	High	Low	High	Low
First Quarter	$14.36	$11.09	$10.61	$8.76
Second Quarter	15.68	11.99	11.95	9.90
Third Quarter	17.19	14.56	12.26	10.22
Fourth Quarter	17.80	13.76	15.50	11.62

Sales of Unregistered Securities.

We did not make any unregistered sales of our securities during the quarter ended May 31, 2011.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of May 31, 2011 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

EQUITY COMPENSATION PLAN INFORMATION

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
36,000	$17.69	669,099

Stock Repurchases.

We have from time to time repurchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.

We did not repurchase any shares in fiscal 2011. During fiscal 2010 and 2009, we repurchased 44,114 and 2,138,057 shares of our common stock, respectively. We may choose to make additional open market or other purchases of our common stock in the future, but we have no commitment to do so.

Dividends.

Since July 2007, we have been paying quarterly dividends in each January, April, July and October. The total amount of cash dividends we paid in fiscal 2011, 2010 and 2009 is discussed under “Item 7. Management’s Discussion and Analysis and Results of Operations-Liquidity and Capital Resources.” We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.

Performance Graph.

This graph compares our total shareholder return with (1) the NASDAQ (US) Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2006 and ending May 31, 2011. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

Cumulative Five Year Total Return

Value of $100 Invested on May 31, 2006

Fiscal Years Ended May 31

	2006	2007	2008	2009	2010	2011
Electro Rent Corporation	100	87	88	64	95	111
NASDAQ Composite	100	122	119	84	107	135
Russell 2000	100	119	106	73	97	126
Value Line Industrial Services	100	129	131	113	145	199

Item 6. Selected Financial Data.

(in thousands, except per share amounts)

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in Item 8. Financial Statements and Supplementary Data below and other financial and statistical information included in this Form 10-K.

	Fiscal year ended May 31,
	2011	2010 (1)	2009	2008	2007

Operations data:
Revenues	$228,729	$145,867	$130,481	$144,536	$126,859

Costs of revenues and depreciation	134,571	81,666	68,630	69,901	55,848
Selling, general and administrative expenses	57,423	46,447	44,456	43,940	42,000
Bargain purchase gain (2)	(202)	(679)	—	—	—
Interest and other, net	(352)	(1,599)	(1,507)	(3,292)	(5,440)

Income before income taxes	37,289	20,032	18,902	33,987	34,451
Income tax provision	13,533	8,435	7,150	12,883	13,402

Net income	$23,756	$11,597	$11,752	$21,104	$21,049

Earnings per share:
Basic	$0.99	$0.48	$0.47	$0.81	$0.82
Diluted	$0.99	$0.48	$0.47	$0.81	$0.81
Shares used in per share calculation:
Basic	23,974	23,932	24,899	25,910	25,716
Diluted	24,072	24,004	24,980	26,079	26,053

Balance sheet data (at end of year):
Total assets	$305,927	$276,068	$271,334	$293,082	$284,819
Shareholders’ equity	$240,375	$229,962	$228,753	$256,108	$243,479
Shareholders’ equity per common share	$10.02	$9.60	$9.55	$9.87	$9.43
Cash dividends declared per common share	$0.60	$0.45	$0.75	$0.35	$0.10

(1)	Includes the operating results and balance sheet information of the assets acquired from Telogy from March 31, 2010, the closing date of the acquisition (see Note 4 to the consolidated financial statements included in this Form 10-K).

(2)	The estimated fair value of the net assets acquired from Telogy exceeded the acquisition cost, resulting in a bargain purchase gain with respect to this transaction.

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

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic T&M equipment. We purchase that equipment from leading manufacturers such as Agilent and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represents only approximately 8%, 13% and 18% of our revenues in fiscal 2011, 2010 and 2009, respectively, we believe our DP division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba.

We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment. Our resale agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. We began selling T&M equipment under the resale agreement during our third quarter of fiscal 2010. We have added approximately 58 people to our sales and support staff to serve these customers, and this agreement is material to our operations.

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select liabilities of Telogy, LLC (“Telogy”), for $24.7 million in cash, subject to post-closing adjustments. The purchase price was reduced by $0.3 million in fiscal 2011 reflecting the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the asset purchase agreement with Telogy. Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment in North America. We accounted for the acquisition under Accounting Standards Codification (“ASC”) 805, Business Combinations. (See Note 4 to the consolidated financial statements included in this Form 10-K.)

Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. However, our utilization rates improved due to an increase in demand and equipment on rent. During fiscal 2011, we have seen a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, while maintaining a high utilization rate, in particular in our North American and European operations. As a result of these improvements, our recent acquisition of Telogy, and sales of T&M equipment in connection with our Agilent resale agreement, we have experienced substantial growth in revenues and operating profit for fiscal 2011. Despite this growth, our customers and competitors continue to be affected by the recent recession in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We must continue to be focused on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may continue in future periods.

In fiscal 2011, 86% of our rental and lease revenues was derived from T&M equipment, compared to 83% for fiscal 2010. We have experienced growth in both our T&M and DP rental revenues, due to increased rental activity and a modest increase in our T&M and DP rental rates. Our T&M rental revenues for fiscal 2011 and the fourth quarter of fiscal 2010 include the rental revenues acquired from Telogy.

For fiscal 2011, rental revenues were 90% of our rental and lease revenues, compared to 86% for the fiscal 2010. The increase is the result of an increase in our T&M and DP rental activity, including the rental revenues associated with assets acquired from Telogy, while our lease revenues declined due to a decrease in demand for DP leases.

To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with inventory that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating potential impairment are present.

Profitability and key business trends

Comparing fiscal 2011 to fiscal 2010, our revenues increased by 56.8% from $145.9 million to $228.7 million, our operating profit increased 100.4% from $18.4 million to $36.9 million and our net income increased by 104.8% from $11.6 million to $23.8 million.

Our rental and lease revenues increased 25.3% from $94.2 million to $118.0 million. The increase in our rental and lease revenues reflects increased rental activity and T&M and DP rental rates in our North American and European operations, which are attributable to improved market conditions and the T&M rental revenues acquired from Telogy.

In addition, our T&M sales activity increased 120.1% from $49.3 million to $108.5 million. The increase in our T&M sales activity is due to new equipment sales in connection with our Agilent resale agreement, and an increase in our used equipment sales attributable to improved demand and pricing. The increase in T&M sales more than offset declines in revenues from finance leases and distribution sales.

Some of our key profitability measurements are presented below:

	Fiscal 2011	Fiscal 2010	Fiscal 2009

Net income per diluted common share (EPS)	$0.99	$0.48	$0.47
Net income as a percentage of average assets	8.2%	4.2%	4.2%
Net income as a percentage of average equity	10.3%	5.2%	4.9%

The increase in our operating profit is due primarily to a significant increase in rental revenues and sales of new equipment for fiscal 2011. The increase was partially offset by an increase in depreciation expense of $5.3 million, or 12.5%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $11.0 million, or 23.6%, primarily related to our hiring of sales and support staff in connection with our Agilent resale agreement.

The amount of our equipment on rent, based on acquisition cost, increased 7.5% to $214.5 million at May 31, 2011 from $199.5 million at May 31, 2010. Acquisition cost of equipment on lease decreased 2.8% to $27.8 million at May 31, 2011 from $28.6 million at May 31, 2010.

The average amount of our equipment on rent, based on average acquisition cost, increased 28.8% to $212.1 million for fiscal 2011 from $164.7 million for fiscal 2010. The average acquisition cost of equipment on lease increased 2.4% to $28.7 million for fiscal 2011 from $28.0 million for fiscal 2010.

Average rental rates for our T&M and DP segments increased by 2.4% for fiscal 2011 from fiscal 2010, while average lease rates declined by 9.4% for the same period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the total average equipment pool, was 70.0% for fiscal 2011 compared to 65.1% for fiscal 2010. Over the same period, the average utilization of our DP equipment pool decreased to 41.9% from 43.7%.

RESULTS OF OPERATIONS

Fiscal 2011 Compared with Fiscal 2010

Total Revenues: Total revenues for fiscal 2011 and 2010 were $228.7 million and $145.9 million, respectively. The 56.8% increase in total revenues was due to a 25.3% increase in rental and lease revenues and a 114.2% increase in sales of equipment and other revenues.

Rental and lease revenues for fiscal 2011 were $118.1 million, compared to $94.2 million for the same period of the prior fiscal year. This increase reflects an increase in our T&M and DP rental activity and rental rates in our North American and European operations, due to improved market conditions, the acquisition of Telogy in the fourth quarter of fiscal 2010, and an increase in T&M leasing activity that was partially offset by a continued decline in DP leasing demand.

Sales of equipment and other revenues increased to $110.7 million for fiscal 2011 from $51.7 million in fiscal 2010. The increase is due to the full year effect of sales of new T&M equipment through our Agilent resale agreement and an increase in our sales of used equipment in our T&M business, due in part to a large sale to a customer, partially offset by a decline in finance lease activity and distribution sales. Our unfilled orders for T&M equipment relating to our resale agreement were $17.0 million at May 31, 2011, compared to $9.7 million at May 31, 2010. We terminated our distribution agreement with Agilent (which was replaced with the resale agreement) on January 31, 2010.

Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment increased in fiscal 2011 to $47.9 million, or 40.6% of rental and lease revenues, from $42.6 million, or 45.2% of rental and lease revenues, in fiscal 2010. The increased depreciation expense in fiscal 2011 was due to a higher average rental and lease equipment pool, while the decreased ratio, as a percentage of rental and lease revenues, was due to higher average utilization for fiscal 2011.

Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation increased 121.8% to $86.6 million in fiscal 2011 from $39.1 million in fiscal 2010. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 77.0% in fiscal 2011 from 73.2% for fiscal 2010. This increase is due to an increase in sales of new T&M equipment through our Agilent resale agreement, which generally carry a lower margin than used equipment sales. Our sales margin is expected to continue to decline as a result of anticipated growth in connection with our resale agreement. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 23.6% to $57.4 million in fiscal 2011 compared to $46.4 million in fiscal 2010. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our Agilent resale agreement. As a percentage of total revenues, selling, general and administrative expenses decreased to 25.1% in fiscal 2011 from 31.8% in fiscal 2010, due to the increase in total revenues.

Operating Profit: As a result of significant growth in both our rental and lease revenues and our sales of equipment and other revenues, due to improved market conditions, the acquisition of Telogy in the fourth quarter of fiscal 2010, and sales of new T&M equipment in connection with our Agilent resale agreement, operating profit increased 100.4% to $36.9 million, or 16.1% of total revenues, in fiscal 2011, compared to an operating profit of $18.4 million, or 12.6% of total revenues, in fiscal 2010.

Interest Income, Net: Interest income, net, was $0.4 million in fiscal 2011, compared to $1.6 million in fiscal 2010, due to a lower cash balance, lower interest rates on our money market funds, and the redemption of our auction rate securities (“ARS”) (which carried a higher interest rate) in our first fiscal quarter of fiscal 2011.

Income Tax Provision: Our effective tax rate was 36.3% for fiscal 2011, compared to 42.1% for fiscal 2010. The decrease is due primarily to the derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions in fiscal 2011. (See Note 7 to our consolidated financial statements included in this Form 10-K.)

Fiscal 2010 Compared with Fiscal 2009

Total Revenues: Total revenues for fiscal 2010 and 2009 were $145.9 million and $130.5 million, respectively. The 11.8% increase in total revenues was due to a 61.0% increase in sales of equipment and other revenues, partially offset by a decrease in rental and lease revenues of 4.3%.

Rental and lease revenues in fiscal 2010 were $94.2 million, compared to $98.4 million in fiscal 2009. This decrease reflected a decline in our DP lease revenues, primarily due to lower demand for leases, and a decrease in DP rental revenues, while our T&M rental and lease revenues remained essentially unchanged from fiscal 2009. Rental rates decreased for both our DP and T&M businesses, reflecting increased competitive pressures and the global recession. This decrease was partially offset by an increase in our T&M rental and lease activity, due in part to the Telogy acquisition.

Sales of equipment and other revenues increased to $51.7 million for fiscal 2010 from $32.1 million in fiscal 2009. The increase was primarily due to an increase in used equipment sales in our T&M business, increased finance lease activity, resulting from a large sale to a customer and continued development of our vendor leasing program that provides customers with flexible financing alternatives, and sales of T&M equipment through our new Agilent resale agreement. Our unfilled orders for T&M equipment relating to our resale agreement were $9.7 million at May 31, 2010. Distribution sales in fiscal 2010 declined as a result of the termination of our Agilent distribution agreement on January 31, 2010.

Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment decreased in fiscal 2010 to $42.6 million, or 45.2% of rental and lease revenues, from $46.1 million, or 46.8% of rental and lease revenues, in fiscal 2009. The decreased depreciation expense in fiscal 2010 was due to a sale of excess T&M equipment, while the decreased depreciation ratio, as a percentage of rental and lease revenues, reflected the lower equipment level during most of the year and higher utilization.

Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation increased 73.0% to $39.1 million in fiscal 2010 from $22.6 million in fiscal 2009. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 73.2% in fiscal 2010 from 67.3% in fiscal 2009. This increase reflected a decline in our used equipment sales margin, resulting from competitive pressures and the global recession, and an increase in our lower margin finance leases. In addition, fiscal 2010 includes sales of T&M equipment through the Agilent resale agreement, which generally carry a lower margin. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 4.5% to $46.4 million in fiscal 2010 compared to $44.5 million in fiscal 2009. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our new Agilent resale agreement, and $0.2 million in transition costs related to the Telogy acquisition, partially offset by several cost cutting measures that we introduced at the beginning of fiscal 2010 to control or reduce our selling, general and administrative expenses in response to the recession in the U.S. and our major international markets. As a percentage of total revenues, selling, general and administrative expenses decreased to 31.8% in fiscal 2010 from 34.1% in fiscal 2009, due to an increase in total revenues.

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

Liquidity and Capital Resources

Capital Expenditures. During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $91.5 million of rental and lease equipment during fiscal 2011, $79.8 million in fiscal 2010, and $52.0 million in fiscal 2009. In response to increasing customer demand beginning in the second half of fiscal 2010 and continuing throughout fiscal 2011, purchases of equipment in fiscal 2011 were 14.7% higher than fiscal 2010. Capital expenditures for fiscal 2010 include $22.9 million of rental and lease equipment acquired from Telogy.

Share Repurchases and Dividends. We periodically repurchase shares of our common stock under an authorization from our board of directors. Shares we repurchase are retired and returned to the status of authorized but unissued stock. During fiscal 2010 and 2009, we repurchased 44 and 2,138 shares of our common stock, respectively, for $0.4 million and $22.8 million, respectively, at an average price per share of $8.94 and $10.67, respectively. There were no shares repurchased in fiscal 2011. We may make repurchases of our common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

For fiscal 2011, 2010 and 2009, we paid aggregate dividends of $14.4 million, $14.4 million and $15.0 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Dividend and Repurchase Summary

		Fiscal Year Ended May 31,
(in thousands, except per share information)	Three Year Totals	2011	2010	2009

Cash dividends paid	$43,839	$14,449	$14,360	$15,030
Shares repurchased	2,182	—	44	2,138
Average price per share repurchased	$10.64	$—	$8.94	$10.67
Aggregate purchase price	$23,208	$—	$395	$22,813
Total cash returned to shareholders	$67,047	$14,449	$14,755	$37,843

Cash and Cash Equivalents and Investments. Despite the $67.0 million in cash we have returned to our shareholders over the past three fiscal years, and the $24.7 million we paid in connection with the Telogy acquisition in fiscal 2010, we continue to maintain $41.4 million in cash and cash equivalents. We expect that the level of our cash and cash equivalents and investments may decrease as we pay dividends in future quarters, or if we decide to buy back additional shares of our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. We primarily invest our cash balance in money market funds, and corporate and government bond funds.

At May 31, 2010, we held $14.3 million, at cost, in ARS, which we classified as investments, trading.

On November 6, 2008, we accepted an offer from UBS providing us with rights related to our ARS (the “Rights”). The Rights permitted us to require UBS to purchase our ARS at par value, defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. During the first quarter of fiscal 2011, UBS purchased our remaining ARS of $14.3 million at par value.

During the second quarter of fiscal 2010, we sold our investments available-for-sale, which consisted of corporate and government bond funds, for $28.8 million, including a realized gain of $0.8 million, included in interest income, net, in our consolidated statements of operations.

Cash Flows and Credit Facilities. We have three principal sources of liquidity: cash flows provided by our operating activities, proceeds from the sale of equipment from our portfolio, and external funds that historically have been provided by bank borrowings.

During fiscal 2011, 2010, and 2009 net cash provided by operating activities was $68.8 million, $34.2 million and $59.0 million, respectively. The increase in operating cash flow for fiscal 2011 compared to fiscal 2010 was due primarily to:

•	an increase in net income to $23.8 million for fiscal 2011 from $11.6 million for fiscal 2010; and

•

an increase in our deferred tax liability of $23.5 million, due to the effective settlement of $4.5 million in unrecognized tax positions during fiscal 2011, and the enactment of bonus depreciation, which significantly increased our tax depreciation expense for fiscal 2011 and retroactively for our fiscal year ended May 31, 2010, resulting in deferral of payment of our current year tax expense of $13.5 million, and a refund of prior year taxes paid of $6.7 million.

This increase was partially offset by an increase in other assets of $8.9 million for fiscal 2011 due to an increase in our demonstration pool inventory of $3.1 million and recording of an income tax receivable of $3.1 million.

The decrease in operating cash flow for fiscal 2010 compared to fiscal 2009 was due primarily to:

•	a $7.5 million increase in accounts receivable for fiscal 2010, primarily due to higher revenues in fiscal 2010;

•	a decrease in our deferred tax liability of $2.8 million for fiscal 2010, resulting from an increase in used equipment sales in fiscal 2010;

•	an increase in other assets of $4.3 million for fiscal 2010, due to a large finance lease transaction in the second quarter of fiscal 2010;

•	an increase in accrued expenses of $2.5 million in fiscal 2010 due to an increase in current taxes payable as a result of the change in deferred taxes noted above;

•	a dividend accrual of $3.6 million in fiscal 2009 that was paid in fiscal 2010; and

•	an increase in deferred revenue of $1.1 million in fiscal 2010, resulting from an increase in revenues in our fourth fiscal quarter of 2010, due in part to the Telogy acquisition.

The decrease also includes a decline in net income to $11.6 million for fiscal 2010 from $11.8 million in fiscal 2009.

During fiscal 2011, 2010, and 2009 net cash used in investing activities was $45.7 million, $9.5 million and $50.8 million, respectively. The increase in cash used in investing activities for fiscal 2011 was primarily due to increased purchases of rental and lease equipment of $91.5 million, compared to $56.9 million and $52.0 million for fiscal 2010 and 2009, respectively. For fiscal 2011, there were no purchases of investments or redemptions of investments, available-for-sale, compared to redemptions of investments, available-for-sale, of $28.7 million for fiscal 2010, and purchases of investments of $27.9 million in fiscal 2009. Redemptions of investments, trading, were $14.3 million, $7.3 million and $2.0 million for fiscal 2011, 2010 and 2009, respectively. Proceeds from sale of rental and lease equipment decreased to $32.9 million for fiscal 2011 compared to $36.7 million for fiscal 2010 and $27.3 million for fiscal 2009. Fiscal 2010 includes cash paid for the acquisition of Telogy of $24.7 million.

Net cash flows used in financing activities were $14.2 million in fiscal 2011 and 2010, respectively, and $36.5 million in fiscal 2009. These funds used were primarily composed of payments for dividends of $14.4 million for fiscal 2011 and 2010, respectively, and $15.0 million fiscal 2009. There were no payments for the repurchase of common stock for fiscal 2011, compared to $0.4 million in fiscal 2010 and $22.8 million in fiscal 2009.

As the following table illustrates, aggregate cash flows from operating activities and proceeds from the sale of equipment have been more than sufficient to fund our operations during the last three fiscal years.

(in thousands)	Three Years Ended May 31, 2011	2011	2010	2009

Cash flows from operating activities[1]	$161,901	$68,751	$34,173	$58,977
Proceeds from sale of equipment	96,920	32,917	36,661	27,342

Total	258,821	101,668	70,834	86,319
Payments for equipment purchases	(200,385)	(91,538)	(56,891)	(51,956)
Equipment purchased from Telogy	(22,923)	—	(22,923)	—
Net increase in equipment portfolio at acquisition cost	53,137	35,765	13,457	3,915

¹	For the components of cash flows from operating activities see the consolidated statements of cash flows.

As indicated by the table, cash flows from operating activities and proceeds from sale of equipment provided 116% of the funds required for equipment purchased during the past three fiscal years.

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

The table below presents the amount of payments due under our contractual obligations. The table reflects expected payments due as of May 31, 2011 and does not reflect changes that could arise after that time.

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Facility lease payments, not including property taxes and insurance	$1,618	$797	$525	$296	$—

Total	$1,618	$797	$525	$296	$—

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

All of the securities classified as Level 3 investments have been ARS. Although none were held at May 31, 2011, during fiscal 2010, we sold $7.3 million of our ARS at par value. During the first quarter of fiscal 2011 we sold all of our remaining ARS to UBS at par value, for $14.3 million in cash. Our ARS were long-term debt instruments backed by student loans, a substantial portion of which was guaranteed by the United States government. Prior to their sale, we valued the ARS from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any.

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

Goodwill Impairment: Goodwill is the excess of the acquisition cost of a business over the fair value of the identifiable net assets acquired. We recognized goodwill of $3.1 million on the acquisition of Rush Computer Rentals in January 2006. Impairment testing for goodwill is performed annually, on May 31, or more frequently if indications of potential impairment exist under the provisions of ASC 350, Intangibles—Goodwill and Other (“ASC 350”). The impairment test for goodwill uses a two-step approach, which is performed at the reporting unit level. We have separate operating segments (reporting units) for T&M and DP equipment, although these two segments are aggregated into a single reportable segment in accordance with ASC 280, Segment Reporting. Step one of the impairment test compares the fair value of the reporting unit using a market approach to its carrying value. If the carrying value exceeds the fair value, there is a potential impairment and step two must be performed. Step two compares the carrying value of the reporting unit’s goodwill to its implied fair value (i.e., fair value of reporting unit less the fair value of the unit’s assets and liabilities, including identifiable intangible assets). If the implied fair value of goodwill is less than the carrying amount of goodwill, impairment is recognized.

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

Income Taxes: We are required to estimate income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. This process involves us estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered. To the extent management believes that recovery is not likely, we establish a valuation allowance. We determined that a valuation allowance was required in fiscal 2011, 2010 and 2009 of $0.6 million, $0.5 million and $0.3 million, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences.

Effective January 1, 2007, the Financial Accounting Standards Board issued new accounting guidance regarding uncertain income tax positions. This guidance found under ASC 740, Income Taxes, provides that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment would be recorded directly to retained earnings in the period of adoption and reported as a change in accounting principle. Pursuant to our adoption of this guidance on June 1, 2007, we recorded a net decrease of $0.4 million to retained earnings. During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions, and derecognized $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, and $1,396 for interest and penalties previously recognized. (See Note 7 to our consolidated financial statements included in this form 10-K.)

OFF BALANCE SHEET TRANSACTIONS

As of May 31, 2011 we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

At May 31, 2010, our only investments held for trading purposes were ARS with a par value of $14.3 million, all of which were subsequently purchased by UBS at par during fiscal 2011 pursuant to an agreement with UBS entered into on November 6, 2008.

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

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 16 — Quarterly Information (unaudited), in the Notes to our Consolidated Financial Statements on page F-26 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

As of May 31, 2011, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2011. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2011, our internal control over financial reporting is effective based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended May 31, 2011 of the Company and our report dated August 8, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

August 8, 2011

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2011.

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

(b)	Exhibits.

Exhibit No.	Description of Document	Incorporation by Reference
3.1	Restated Articles of Incorporation, filed October 3, 1984	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
3.4	Bylaws of Registrant, adopted February 6, 1979	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.
3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.1*	Electro Rent Corporation Supplemental Retirement Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.2*	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.3*	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.
10.4*	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
10.5*	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
10.6*	1996 Stock Option Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.7*	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.8*	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.9*	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).

Exhibit No.	Description of Document	Incorporation by Reference
10.10*	Amendment No. 1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.
10.11*	2005 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.12*	Form of 2005 Stock Option Agreement	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.13*	Form of Stock Unit Award Agreement (Employee)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.
10.14*	Form of Stock Unit Award Agreement (Director)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.15*	Form of Indemnification Agreement	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.16	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.17	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.18	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.19	Third Amendment to Commercial Credit Agreement dated as of September 22, 2010 between the Company and Union Bank of California, N.A.	Filed herewith.
10.20	Asset Purchase Agreement between Registrant and Telogy, LLC dated as of March 16, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 22, 2010.
10.21	Agreement between the Company and UBS regarding Auction Rate Securities	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Exhibit No.	Description of Document	Incorporation by Reference
21

Subsidiaries of the Registrant.

•     Genstar Rental Electronics, Inc., a Canadian corporation

•     ER International, Inc., a Delaware corporation

•     Electro Rent Asia, Inc., a California corporation

•     Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•     Electro Rent (Beijing) Technology Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•     Electro Rent Europe NV, a Belgium corporation

•     Electro Rent, LLC, a Delaware limited liability company

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1	Section 1350 Certification by Principal Executive Officer	Filed herewith.
32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

*	Management contract or compensatory plan or arrangement

(c)	Schedule of Financial Statements

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 8, 2011	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 8, 2011

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	August 8, 2011

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 8, 2011

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 8, 2011

/s/ Karen J. Curtin Karen J. Curtin	Director	August 8, 2011

/s/ Theodore E. Guth Theodore E. Guth	Director	August 8, 2011

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 8, 2011

/s/ James S. Pignatelli James S. Pignatelli	Director	August 8, 2011

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the accompanying consolidated balance sheets of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 8, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

LOS ANGELES, CALIFORNIA

AUGUST 8, 2011

ELECTRO RENT 2011 ANNUAL REPORT

Consolidated Statements of Operations

Year Ended May 31, (in thousands, except per share information)	2011	2010	2009

Revenues:
Rentals and leases	$118,062	$94,201	$98,395
Sales of equipment and other revenues	110,667	51,666	32,086

Total revenues	228,729	145,867	130,481

Operating expenses:
Depreciation of rental and lease equipment	47,922	42,605	46,056
Costs of revenues other than depreciation of rental and lease equipment	86,649	39,061	22,574
Selling, general and administrative expenses	57,423	46,447	44,456
Gain on bargain purchase, net of taxes	(202)	(679)	—

Total operating expenses	191,792	127,434	113,086

Operating profit	36,937	18,433	17,395
Interest income, net	352	1,599	1,507

Income before income taxes	37,289	20,032	18,902
Income tax provision	13,533	8,435	7,150

Net income	$23,756	$11,597	$11,752

Earnings per share:
Basic	$0.99	$0.48	$0.47
Diluted	$0.99	$0.48	$0.47
Shares used in per share calculation:
Basic	23,974	23,932	24,899
Diluted	24,072	24,004	24,980

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2011 ANNUAL REPORT

Consolidated Balance Sheets

As of May 31, (in thousands, except share information)	2011	2010

Assets
Cash and cash equivalents	$41,441	$32,906
Investments, trading, at fair value (cost of $14,275)	—	13,323
Put option	—	952
Accounts receivable, net of allowance for doubtful accounts of $602 and $536	30,616	25,670
Rental and lease equipment, net of accumulated depreciation of $191,160 and $177,380	195,632	173,647
Other property, net of accumulated depreciation and amortization of $16,825 and $16,055	14,127	13,585
Goodwill	3,109	3,109
Intangibles, net of amortization of $2,201 and $2,017	1,214	1,398
Other	19,788	11,478

	$305,927	$276,068

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,237	$8,294
Accrued expenses	10,437	14,240
Deferred revenue	5,874	6,022
Deferred tax liability	41,004	17,550

Total liabilities	65,552	46,106

Commitments and contingencies (Note 13)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding 2011 - 23,980,581; 2010 - 23,960,694	34,742	33,555
Retained earnings	205,633	196,407

Total shareholders’ equity	240,375	229,962

	$305,927	$276,068

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2011 ANNUAL REPORT

Consolidated Statements of Shareholders’ Equity

			Accumulated
	Common Stock		Other		Total
Three years ended May 31,	Number		Comprehensive	Retained	Shareholders’
(in thousands)	of Shares	Amount	Income/(Loss)	Earnings	Equity

Balance, May 31, 2008	25,945	$33,938	$(619)	$222,789	$256,108
Exercise of stock options and issuance of restricted shares	147	1,327	—	—	1,327
Tax benefit for stock options exercised	—	49	—	—	49
Non-cash stock compensation expense	—	158	—	—	158
Repurchase of common stock	(2,138)	(2,876)	—	(19,937)	(22,813)
Dividends declared	—	—	—	(18,623)	(18,623)
Comprehensive income:
Realized loss on transfer of investments available-for-sale to investments, trading	—	—	619	—	619
Unrealized gains on investments available-for-sale, net of $116 of tax expense	—	—	176	—	176
Net income for the year ended May 31, 2009	—	—	—	11,752	11,752

Total comprehensive income					12,547

Balance, May 31, 2009	23,954	32,596	176	195,981	228,753
Exercise of stock options and issuance of restricted shares	51	454	—	—	454
Tax deficit for stock options expired, net of tax benefit for stock options exercised	—	(45)	—	—	(45)
Non-cash stock compensation expense	—	610	—	—	610
Repurchase of common stock	(44)	(60)	—	(335)	(395)
Dividends declared	—	—	—	(10,836)	(10,836)
Comprehensive income:
Realized loss on transfer of investments available-for-sale to investments, trading	—	—	(176)	—	(176)
Net income for the year ended May 31, 2010	—	—	—	11,597	11,597

Total comprehensive income					11,421

Balance, May 31, 2010	23,961	33,555	—	196,407	229,962
Exercise of stock options and issuance of restricted shares	20	197	—	—	197
Tax benefit for stock options exercised	—	34	—	—	34
Non-cash stock compensation expense	—	956	—	—	956
Repurchase of common stock	—	—	—	—	—
Dividends declared	—	—	—	(14,530)	(14,530)
Net income for the year ended May 31, 2011 and Total comprehensive income	—	—	—	23,756	23,756

Balance, May 31, 2011	23,981	$34,742	$—	$205,633	$240,375

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2011 ANNUAL REPORT

Consolidated Statements of Cash Flows

Year Ended May 31, (in thousands)	2011	2010	2009

Cash flows from operating activities:
Net income	$23,756	$11,597	$11,752
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,127	43,759	47,226
Put option loss (gain)	952	671	(1,623)
Mark to market, trading	(952)	(671)	1,623
Remeasurement (gain) loss	43	93	445
Provision for losses on accounts receivable	500	529	481
Realized gain on sale of investments available for sale	0	(841)	—
Gain on sale of rental and lease equipment	(12,083)	(10,768)	(8,952)
Gain on bargain purchase, net of taxes	(202)	(679)	—
Stock compensation expense	956	610	158
Excess tax benefit for share based compensation	(37)	(62)	(49)
Deferred tax liability	23,454	(2,802)	4,588
Change in operating assets and liabilities:
Accounts receivable	(4,819)	(7,545)	6,170
Other assets	(8,950)	(4,268)	(1,779)
Accounts payable	1,184	939	508
Accrued expenses	(3,974)	2,467	(945)
Deferred revenue	(204)	1,144	(626)

Net cash provided by operating activities	68,751	34,173	58,977

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	32,917	36,661	27,342
Cash paid for acquisition	—	(24,653)	—
Proceeds from acquisition purchase price adjustment	260	—	—
Purchase of rental and lease equipment	(91,538)	(56,891)	(51,956)
Purchases of investments	—	—	(27,896)
Redemptions of investments, available-for-sale	—	28,737	—
Redemptions of investments, trading	14,275	7,325	2,000
Purchase of other property	(1,563)	(682)	(275)

Net cash used in investing activities	(45,649)	(9,503)	(50,785)

Cash flows from financing activities:
Proceeds from issuance of common stock	197	454	1,327
Excess tax benefit for share based compensation	37	62	49
Payments for repurchase of common stock	—	(395)	(22,813)
Payment of dividends	(14,449)	(14,360)	(15,030)

Net cash used in financing activities	(14,215)	(14,239)	(36,467)

Net increase (decrease) in cash and cash equivalents	8,887	10,431	(28,275)
Effect of exchange rate changes on cash	(352)	260	(474)
Cash and cash equivalents at beginning of year	32,906	22,215	50,964

Cash and cash equivalents at end of year	$41,441	$32,906	$22,215

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2011, 2010 AND 2009

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include Electro Rent Corporation and its wholly owned subsidiaries (collectively “we”, “us”, or “our” hereafter). All intercompany balances and transactions have been eliminated in consolidation.

Business and Organization: We primarily engage in the short-term rental, lease, and sale of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of test and measurement equipment (“T&M”) and personal computer-related data products (“DP”) equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rental or lease and the sale of a range of new T&M equipment through our resale agreement with Agilent Technologies, Inc. (“Agilent”), which we entered into effective December 1, 2009. Our resale agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. We began selling T&M equipment under the resale agreement during our third quarter of fiscal 2010. In connection with the execution of this agreement, we terminated our prior distribution agreement with Agilent, which was our largest distribution agreement and related to less complex T&M equipment.

We conduct our business activities in the United States, as well as through our wholly owned subsidiaries, Electro Rent, LLC, Electro Rent Europe, NV, Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd., and Electro Rent (Tianjin) Rental Co., Ltd. which conduct some or all of these business activities in Canada, Europe and China, respectively. Our wholly owned subsidiary, Genstar Rental Electronics, Inc. conducted some of these business activities in Canada through fiscal 2010, but is now inactive. Our wholly owned subsidiary, Electro Rent Asia, Inc., is the U.S. parent company of Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd. and Electro Rent (Tianjin) Rental Co., Ltd., and our wholly owned subsidiary, ER International, Inc., is the U.S. parent company of Electro Rent Europe, NV.

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

Revenue Recognition: Rental and lease revenues are recognized in the month they are due on the accrual basis of accounting. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue. Sales of new equipment through our resale agreement and used equipment from our rental and lease equipment pool are recognized in the period in which the respective equipment is shipped and risk of loss is passed to the customer. Other revenues, consisting primarily of billings to customers for delivery and repairs are recognized in the period in which the respective services are performed. In the case of equipment that is sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends. Negotiated lease early-termination charges are recognized upon receipt.

Rental and Lease Equipment and Other Property: Assets are generally stated at cost, less accumulated depreciation. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized. We depreciate our buildings over 31.5 years, furniture and other equipment over three to ten years, and leasehold improvements over three to five years. Each is depreciated on a straight-line basis. Depreciation of rental and lease equipment and other property is computed using straight-line and accelerated methods over the estimated useful lives of the respective equipment. Generally, new rental and lease equipment is depreciated over three to ten years, and used equipment over two to nine years, depending on the type of equipment. Depreciation methods and useful lives are periodically reviewed and revised, as deemed appropriate. Normal maintenance and repairs are expensed as incurred. Rental and lease equipment at net book value comprised $192,484 of T&M equipment and $3,148 of DP equipment at May 31, 2011 and $168,400 of T&M equipment and $5,247 of DP equipment at May 31, 2010.

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

We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions, and derecognized $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, and $1,396 for interest and penalties previously recognized. (See Note 7 for further discussion.)

Impairment of Assets: The carrying value of equipment held for rental and lease is assessed quarterly or when factors indicating impairment are present. We recognize impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value. There were no such impairment charges during fiscal 2011, 2010 and 2009.

Goodwill and Other Intangible Assets: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, and other intangible assets, such as customer relationships, non-compete agreements and trade name as a result of our acquisition of Rush Computer Rentals, Inc. in January 2006, and the purchase of certain assets and select post-closing liabilities of Telogy, LLC in March 2010, are discussed further in Note 4. Goodwill is not amortized and is reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The intangible assets, with the exception of the trade name, are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and identifiable intangible assets is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Goodwill and intangibles have not been impaired.

Cash and Cash Equivalents: We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consist primarily of AAA-rated money market funds in all periods presented.

Investments, Trading: Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer. Our investments, trading consisted of auction rate securities (“ARS”) at the end of fiscal 2010. Investments that are designated as trading securities are reported at fair value, with gains or losses resulting from changes in fair value recognized in earnings (see Note 2 for further discussion).

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

A roll-forward of the allowance for doubtful accounts is as follows at May 31:

	2011	2010	2009

Beginning of year	$536	$317	$359
Provision for doubtful accounts	500	529	481
Write-offs	(434)	(310)	(523)

End of year	$602	$536	$317

Other Assets: We include demonstration equipment used in connection with our resale activity of $3,894 and $1,341 as of May 31, 2011 and 2010, respectively, in other assets for a period up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following at May 31:

	2011	2010

Net investment in sales-type leases	$7,478	$6,519
Demonstration equipment	3,894	1,341
Supplemental executive retirement plan assets	2,671	2,081
Income taxes receivable	3,066	—
Prepaid expenses and other	2,679	1,537

	$19,788	$11,478

Concentration of Credit Risk: Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash equivalents, investments and trade accounts receivable. We invest excess cash primarily in money market funds of major financial institutions, corporate and government bond funds, and ARS. Excess cash of $32,868 and $27,802 as of May 31, 2011 and 2010, respectively, was invested in four large government money market funds. As of May 31, 2010, investments of $14,275, at cost, were in ARS (see Note 2 for further discussion). We believe that we are not exposed to any significant financial risk with respect to cash and cash equivalents. For trade accounts receivable, we sell primarily on 30-day terms, perform credit evaluation procedures on each customer’s individual transactions and require security deposits or personal guarantees from our customers when significant credit risks are identified. Typically, most customers are large, established firms.

We purchase rental and lease equipment from numerous vendors and resale equipment from Agilent. During fiscal 2011, 2010, and 2009, Agilent accounted for approximately 82%, 75% and 59%, respectively, of all new equipment purchases. No other vendor accounted for more than 10% of such purchases.

Foreign Currency: The U.S. dollar has been determined to be our functional currency. The assets and liabilities of our foreign subsidiaries are remeasured from their foreign currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic rates or an average monthly rate, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

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

Effective June 1, 2009, we adopted new accounting guidance intended to improve financial reporting disclosures about derivative instruments and hedging activities. The adoption of this guidance did not have a material effect on our financial condition, results of operations or cash flows. The fair value of our foreign exchange forward contracts recorded in other assets as of May 31, 2011 and 2010 is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	May 31, 2011	May 31, 2010

Foreign exchange forward contracts	Other	$15	$176

The table below provides data about the amount of fiscal 2011 and 2010 gains and (losses) recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated	Location of (Loss) Gain Recognized	Year ended May 31,
as Hedging Instruments	in Income on Derivatives	2011	2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$(592)	$390

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

Cash Flow: Supplemental disclosures of cash paid (refunded) during the fiscal year for:

Year ended May 31,	2011	2010	2009

Interest	$56	$21	$15
Income taxes	(2,048)	10,022	1,104

Supplemental Disclosure of Non-Cash Investing and Financing Activities: We had accounts payable and other accruals related to acquired equipment totaling $4,860, $6,167, and $2,098, at May 31, 2011, 2010, and 2009, respectively, which amounts were subsequently paid. During fiscal 2011, we transferred $520 of demonstration equipment, included in other assets, to rental and lease equipment. There were no similar activities in fiscal 2010 or 2009. During fiscal 2009, we (i) transferred $20,909 from investments available-for-sale to investments, trading; (ii) increased shareholders’ equity by $176, net of tax expense of $116, as a result of unrealized gains on investments available-for-sale; and (iii) recorded $3,593 of dividends declared and not yet paid as accrued expenses and a reduction of retained earnings. There were no similar activities in fiscal 2011 or 2010.

Stock-Based Compensation: Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements as compensation expense over the period that an employee provides service in exchange for the award based on its fair value. Compensation expense resulting from restricted stock and restricted stock units is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over the vesting period (see Note 13 for further discussion).

Fair Value Measurements: As of May 31, 2011 and 2010 we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents, trading securities, put option and foreign currency derivatives. The fair value of the trading securities and put option were determined by the use of pricing models (see Note 3 for further discussion).

Recent Accounting Pronouncements: In October 2009, the Financial Accounting Standards Board (“FASB”) amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of the selling price for individual elements of an arrangement when vendor specific objective evidence or third-party evidence is unavailable. This guidance will be effective in fiscal years beginning on or after June 15, 2010. We will be required to adopt this guidance beginning with our first quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

In July 2010, the FASB issued an update regarding disclosures about the credit quality of financing receivables and the allowance for credit losses. This update amends previous guidance and the main objective is to provide greater transparency about an entity’s allowance for credit losses and the credit quality of its financing receivables. Disclosures required under this update will discuss the nature of the credit risk inherent in the entity’s portfolio of financing receivables, how that risk is analyzed and assessed in arriving at the allowance for credit losses and the changes and reasons for those changes in the allowance for credit losses. The amendments that require disclosures as of the end of a reporting period are effective for public entities for interim and annual reporting periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. We adopted this guidance beginning in our fourth quarter of fiscal 2011 and we have revised our disclosure accordingly.

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

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and international financial reporting standards. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. We will be required to adopt this guidance beginning with our fourth quarter of fiscal 2012. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We will be required to adopt this guidance beginning with our first quarter of fiscal 2013. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Note 2: Investments

Investments, trading at May 31, 2010 consisted of ARS, and were carried at fair value. Except for direct obligations of the United States government, securities issued by agencies of the United States government, and money market or cash management funds, we diversify our investments by limiting our holdings with any individual issuer.

When made, our investments are intended to establish a high-quality portfolio that preserves principal, meets liquidity needs, avoids inappropriate concentrations and delivers an appropriate yield in relationship to our investment guidelines and market conditions.

At May 31, 2011 and 2010, we held $0 and $14,275, at cost, of ARS. During the first quarter of fiscal 2011 we sold all of our remaining ARS to UBS AG (“UBS”) at par plus accrued interest, for $14,275 in cash when we exercised our put right (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS. Our ARS were long-term debt instruments backed by student loans, a substantial portion of which was guaranteed by the United States government. Prior to their sale, we valued the ARS from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS. The fair value of the trading securities and Put Option were determined by pricing models (see Note 3 for further discussion).

Note 3: Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, trading securities, Put Option and foreign currency derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Assets and liabilities measured at fair value on a recurring basis are as follows:

	At May 31, 2011

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets
Money market funds	$32,868	$—	$ —	$32,868
Supplemental executive retirement plan	2,671	—	—	2,671
Foreign exchange forward contracts	—	15	—	15

Total assets measured at fair value	$35,539	$15	$ —	$35,554

Liabilities
Supplemental executive retirement plan	$ 2,671	$—	$ —	$2,671

Total liabilities measured at fair value	$ 2,671	$—	$ —	$2,671

	At May 31, 2010

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets
Money market funds	$27,802	$—	$ —	$27,802
Auction rate securities	—	—	13,323	13,323
Put option	—	—	952	952
Supplemental executive retirement plan	2,081	—	—	2,081
Foreign exchange forward contracts	—	176	—	176

Total assets measured at fair value	$29,883	$176	$14,275	$44,334

Liabilities
Supplemental executive retirement plan	$ 2,081	$—	$ —	$2,081

Total liabilities measured at fair value	$ 2,081	$—	$ —	$2,081

The fair value measures for our money market funds and supplemental executive retirement plan asset and liability were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs. We valued our ARS from quotes received from UBS that were derived from UBS’s internally developed model. In determining a discount factor for each ARS, the model weighted various factors, including assessments of credit quality, duration, insurance wraps, portfolio composition, discount rates, overall capital market liquidity and comparable securities, if any. The Put Option was a free standing asset separate from the ARS, and represented our contractual right to require UBS to purchase our ARS at par value during the period from June 30, 2010 through July 2, 2012. In order to value the Put Option, we considered the intrinsic value, time value of money and our assessment of the credit worthiness of UBS. Our ARS and Put Option are included in Level 3 inputs.

The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3) for fiscal 2011 and 2010:

	May 31,
	2011		2010

	Put Option	Auction Rate Securities	Put Option	Auction Rate Securities

Fair value at beginning of period	$952	$13,323	$1,623	$19,977
Settlements (at par)	—	(14,275)	—	(7,325)
Unrealized gains (losses) included in interest income, net			(671)	671
Realized gains (losses) included in interest income, net	(952)	952

Fair value at end of period	$—	$—	$952	$13,323

We included in earnings an unrealized gain of $89 for fiscal 2010, attributable to the remaining ARS we held on that date, and an unrealized loss of $89, attributable to our Put Option on those securities. We sold all of our remaining ARS to UBS pursuant to the Put Option at par plus accrued interest and included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option for fiscal 2011.

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

During fiscal 2011 we increased the bargain purchase gain by $342 ($202, net of tax), consisting of (i) $260 representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA, and (ii) $82 resulting from a change in the fair value of certain assets and liabilities acquired from Telogy.

The bargain purchase gain is included as a separate component of operating expenses.

The fair value of assets acquired included gross accounts receivable of $3,153, of which an estimated $430 was not expected to be collected, resulting in a fair value of $2,723. Intangible assets consist of customer relationships and have a useful life of 8 years.

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

The following pro forma results of operations for the fiscal years ended May 31, 2010 and 2009 assume the acquisition of Telogy occurred as of the beginning of those periods. The pro forma results have been prepared for comparative purposes only and do not purport to indicate the results of operations that would actually have occurred had the acquisition occurred on the dates indicated, nor are these results necessarily indicative of future consolidated results of operations. We have included the operating results of Telogy in our consolidated financial statements since March 31, 2010.

Year ended May 31,	2010	2009

Revenues	$161,518	$154,169
Net income	$9,453	$7,109
Earnings per share:
Basic	$0.40	$0.29
Diluted	$0.39	$0.28

Note 5: Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets comprise purchased customer relationships, and trade names, and non-compete agreements.

Our goodwill and intangibles at May 31, 2011 were the result of the acquisitions of Telogy on March 31, 2010 and of Rush Computer Rentals on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for fiscal 2011 and 2010 were as follows:

	Balance as of June 1, 2010 (net of amortization)	Additions	Amortization	Balance as of May 31, 2011

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Non-compete agreements	66	—	(66)	—
Customer relationships	921	—	(118)	803

	$4,507	$	$(184)	$4,323

	Balance as of June 1, 2009 (net of amortization)	Additions	Amortization	Balance as of May 31, 2010

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Non-compete agreements	166	—	(100)	66
Customer relationships	157	940	(176)	921

	$3,843	$940	$(276)	$4,507

Goodwill is not deductible for tax purposes.

There were no conditions that indicated any impairment of goodwill or identifiable intangible assets in fiscal 2011, 2010 and 2009. The annual impairment review date for goodwill is May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	May 31, 2011

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(1,050)	—
Customer relationships	3-8 years	1,954	(1,151)	803

		$3,415	$(2,201)	$1,214

	May 31, 2010

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(984)	66
Customer relationships	3-8 years	1,954	(1,033)	921

		$3,415	$(2,017)	$1,398

Amortization expense was $184, $276, and $335 for fiscal 2011, 2010, and 2009, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization

2012	$118
2013	118
2014	118
2015	118
2016	118
Thereafter	213

$803

Note 6: Borrowings

For many years, we have had a standby revolving line of credit for $10,000 with a bank. The line of credit is subject to annual renewals and is subject to certain restrictions. The interest rate on the line of credit is based on the prime rate or LIBOR plus 1.25%. We had no borrowings outstanding during fiscal 2011, 2010 or 2009. At May 31, 2011, we are in compliance with the financial covenants contained in the revolving line of credit agreement and expect to continue to be in compliance with them.

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

We applied this guidance to all open tax positions as of June 1, 2007. The total amount of unrecognized tax benefits as of the date of its adoption was $4,260. As a result of the implementation of this guidance, we recognized a $3,894 increase in the liability for unrecognized tax benefits with a corresponding increase in deferred tax assets, and $366 as a reduction to retained earnings.

During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions. The derecognition of $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, had no impact on our effective tax rate. However, the derecognition of $1,396 for interest and penalties previously recognized reduced our tax provision by a corresponding amount for fiscal 2011. This derecognition reduced our effective tax rate from 40.0% to 36.3% for fiscal 2011.

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. We had accrued approximately $349 for the payment of interest and penalties as of May 31, 2007. Upon adoption on June 1, 2007, we increased our accrual for interest and penalties to $1,141. At May 31, 2011 and 2010, our accrual for interest and penalties was $0 and $2,389.

The reconciliation of our unrecognized tax benefits is as follows for the fiscal years ended May 31:

	2011	2010	2009

Balance as of June 1	$4,691	$3,943	$3,693
Increase/(decrease) related to prior year tax positions	(4,691)	748	250

Balance as of May 31	$—	$4,691	$3,943

We are subject to taxation in the U.S., as well as various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

There were no additional unrecognized tax benefits in fiscal 2011.

For financial reporting purposes, income before income taxes comprised the following as of May 31:

	2011	2010	2009

Domestic	$36,817	$20,184	$19,182
Foreign	472	(152)	(280)

	$37,289	$20,032	$18,902

The provision for income taxes consisted of the following for the fiscal years ended May 31:

	2011	2010	2009

Current
Federal	$(5,583)	$8,117	$751
State	2,028	1,698	968
Foreign	(521)	1,427	639
Deferred
Federal	17,083	(2,476)	4,131
State	540	(330)	226
Foreign	(14)	(1)	435

	$13,533	$8,435	$7,150

The following reconciles the statutory federal income tax rate to the effective tax rate for the fiscal years ended May 31:

	2011	2010	2009

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.5	4.6	4.2
Changes in reserves due to changes in tax estimates	—	1.4	(1.7)
Derecognition of uncertain tax positions	(3.4)	—	—
Permanent differences resulting from tax advantaged investments	—	—	(1.2)
Permanent differences resulting from valuation allowances	0.3	1.1	1.4
Other	(0.1)	—	0.1

Effective tax rate	36.3%	42.1%	37.8%

Our effective tax rate in fiscal 2011, 2010 and 2009 was 36.3%, 42.1% and 37.8%, respectively. The lower effective rate in fiscal 2011 was due to our effective settlement of our remaining uncertain tax positions and the resulting derecognition of $1,396 for interest and penalties previously recognized in our income tax provision. The lower effective rate for fiscal 2009 was due to a release of reserves as a result of changes in estimated tax exposures, partially offset by a valuation allowance relating to certain deferred tax assets of our foreign operations. The change in estimated tax exposures reduced tax expense by $324 in fiscal 2009. Tax advantaged investments reduced expense by $2, $52 and $237 for fiscal 2011, 2010 and 2009, respectively.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax liabilities consisted of the following at May 31:

	2011	2009

Deferred tax assets:
Goodwill and intangible assets	$1,194	$2,099
Allowance for doubtful accounts	238	213
Deferred compensation and benefits	1,734	1,482
Tax credits	—	4,691
Net operating losses	1,364	398
Other	1,400	1,903
Valuation allowance	(593)	(468)

	5,337	10,318
Deferred tax liabilities:
Accumulated depreciation	(45,800)	(27,423)
Other	(541)	(445)

Net deferred tax liabilities	$(41,004)	$(17,550)

We determined that a valuation allowance was required in fiscal 2011 and 2010 of $593 and $468, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences, which, if unused, will expire between fiscal 2014 and 2016. As of May 31, 2011, 2010 and 2009, U.S. income taxes had not been assessed on approximately $1,425, $853 and $1,093, respectively, of undistributed earnings of foreign subsidiaries because we consider these earnings to be invested indefinitely.

Our deferred tax assets include a federal net operating loss carryforward of $800, which, if unused, will expire in 2031.

Note 8: Sales-type Leases

We had certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method.

The initial acceptance of customer finance arrangements is based on an in-depth review of each customer’s credit profile, including review of third party credit reports, customer financial statements and bank verifications. We monitor the credit quality of our sales-type lease portfolio based on payment activity that drives the finance lease receivable aging. This credit quality is assessed on a monthly basis. There were no balances due for sales-type receivables beyond 90 days as of May 31, 2011. Our historical losses on finance lease receivables are insignificant, and therefore we do not have a specific allowance for credit losses.

The minimum lease payments receivable and the net investment included in other assets were as follows at May 31:

	2011	2010

Gross minimum lease payments receivable	$7,834	$6,874
Less – unearned interest	(356)	(355)

Net investment in sales-type lease receivables	$7,478	$6,519

The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Amortization

2012	$4,745
2013	2,539
2014	545
2015	5

$7,834

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the fiscal years ended May 31:

	2011	2010	2009

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	23,974	23,932	24,899
Effect of dilutive options and restricted stock	98	72	81

Diluted shares used in per share calculation	24,072	24,004	24,980

Net income	$23,756	$11,597	$11,752
Earnings per share:
Basic	$0.99	$0.48	$0.47
Diluted	$0.99	$0.48	$0.47

Certain options to purchase our common stock were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The quantity of such options is 36, 54 and 72 for fiscal 2011, 2010 and 2009, respectively.

Note 10: Rentals Under Noncancellable Operating Leases

We rent equipment on a short-term basis and lease equipment for periods greater than 12 months. Such leases provide the lessee with the option of renewing the agreement for periods of up to 12 months or purchasing the equipment at fair market value at the end of the initial or renewal term. Our cost of equipment under operating leases at May 31, 2011, with remaining noncancellable lease terms of more than one year, was $7,582, before accumulated depreciation of $3,120, and the net book value was $4,462.

The following sets forth a schedule of minimum future rentals to be received on noncancellable operating leases with remaining lease terms of more than one year as of May 31, 2011:

2012	$2,632
2013	1,708
2014	536
2015 and thereafter	109

$4,985

Note 11: Other Property

Other property, at cost, consisted of the following at May 31:

	2011	2010

Land	$6,985	$6,985
Buildings	14,917	14,451
Furniture and other equipment	8,831	8,067
Leasehold improvements	219	137

	30,952	29,640
Less – accumulated depreciation and amortization	(16,825)	(16,055)

	$14,127	$13,585

Depreciation expense was $1,020, $878, and $835 for fiscal 2011, 2010 and 2009, respectively. Depreciation expense is included in selling, general and administrative expenses.

Note 12: Commitments and Contingencies

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at the fair rental value, for periods of up to five years. In most cases, we expect that in the normal course of business facility leases will be renewed or replaced by other leases.

Minimum payments over the next five years under these leases as of May 31, 2011, exclusive of property taxes and insurance, were as follows:

2012	$797
2013	334
2014	191
2015	147
2016	149

$1,618

Rent expense was $1,057, $1,135, and $1,109 for fiscal 2011, 2010 and 2009, respectively. Rent expense is included in selling, general and administrative expenses.

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

We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations, or cash flows at May 31, 2011.

Note 13: Stock Option Plans and Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. The Equity Incentive Plan replaced our prior stock option plans, under which there are no outstanding options. Pursuant to the Equity Incentive Plan, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees. The Equity Incentive Plan provides for a variety of vesting dates with the majority of the outstanding grants vesting at a rate of one-third per year over a period of three years from the date of grant. All outstanding options expire in October 2011.

The following table summarizes certain information relative to options for common stock:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at May 31, 2010	57	$15.46
Granted	—	—
Exercised	(17)	11.92
Forfeited/cancelled	(4)	10.20

Outstanding at May 31, 2011, all vested and exercisable	36	$17.69	0.4	$—

There were no stock options granted during fiscal 2011, 2010 and 2009. The total fair value of shares vested during fiscal 2011, 2010 and 2009 was $0, $54 and $99, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during fiscal 2011, 2010 and 2009 was $13, $180 and $383, respectively. Shares of newly issued common stock will be issued upon exercise of stock options.

Restricted Stock

We have issued restricted shares of common stock to members of our board of directors pursuant to our Equity Incentive Plan. We granted 7 shares of restricted stock to Board members during fiscal 2009. There were no grants in fiscal 2011 and 2010. At May 31, 2011, there was no unrecognized share-based compensation cost related to restricted stock.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the fiscal year ended May 31, 2011:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value

Nonvested at June 1, 2010	150	$10.14
Granted	107	12.58
Vested	(51)	10.20
Forfeited/canceled	(2)	13.73

Nonvested at May 31, 2011	204	$11.36

Expected to vest at May 31, 2011	204	$11.36

We granted 107 and 166 restricted stock units during fiscal 2011 and 2010, respectively. No restricted stock units were granted during fiscal 2009. As of May 31, 2011, we have unrecognized share-based compensation cost of approximately $1,469 associated with restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The total fair value of shares that vested during fiscal 2011 was $523, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

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

We recorded $956, $610 and $158 of stock-based compensation as part of selling, general and administrative expenses for fiscal 2011, 2010, and 2009, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises for fiscal 2011, 2010, and 2009 was $37, $62, and $49, respectively. Cash received from stock option exercises was $197, $454, and $1,327 for fiscal 2011, 2010, and 2009, respectively.

Note 14: Savings Plan, Employee Stock Ownership Plan and Retirement Plan

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

The Board of Directors determines the amount to be contributed annually to the 401(k) in cash, provided that such contributions shall not exceed the amount deductible for federal income tax purposes. Cash contributions to the 401(k) of $483, $259 and $343 were made for fiscal 2011, 2010 and 2009, respectively.

The ESOP was established in 1975 and was frozen in 1994, at which time all participants became fully vested. Contributions to the ESOP were invested primarily in our common stock. The ESOP held 19,036 shares of our common stock and cash of $133 at May 31, 2011.

We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) plan for our executives who choose to participate. The SERP is a non-qualified deferred compensation program, and we have an unfunded contractual obligation under this plan. We have the option to match contributions of participants at a rate we determine each year. Cash contributions to the SERP were $14, $5 and $21 for fiscal 2011, 2010 and 2009, respectively. As of May 31, 2011 and 2010, we had $2,671 and $2,081, respectively, of obligations for this plan included in accrued expenses. We have investments in money market and stock funds, as directed by the participants, of $2,671 and $2,081 as of May 31, 2011 and 2010, respectively, included in other assets.

Note 15: Segment Reporting and Related Disclosures

Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of T&M and of DP equipment.

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

Our equipment pool, based on acquisition cost, comprised $347,138 of T&M equipment and $39,654 of DP equipment at May 31, 2011 and $310,292 of T&M equipment and $40,735 of DP equipment at May 31, 2010.

Revenues for these operating segments were as follows for the fiscal year ended May 31:

	T&M	DP	Total

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

2009
Rentals and leases	$77,430	$20,965	$98,395
Sales of equipment and other revenues	29,054	3,032	32,086

	$106,484	$23,997	$130,481

No single customer accounted for more than 10% of total revenues during fiscal 2011, 2010 or 2009.

Selected country information is presented below:

Year ended May 31,	2011	2010	2009

Revenues: [1]
U.S.	$199,861	$124,618	$111,184
Other [2]	28,868	21,249	19,297

Total	$228,729	$145,867	$130,481

As of May 31,	2011	2010	2009

Net Long Lived Assets: [3]
U.S.	$180,591	$166,533	$151,204
Other [2]	33,491	25,206	24,672

Total	$214,082	$191,739	$175,876

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries that each individually accounts for less that 10% of the total revenues or assets.

[3]	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 16: Quarterly Information (Unaudited)

Summarized quarterly financial data for fiscal 2011 and 2010 was as follows:

	Total	Gross	Income Before	Net	Earnings per share
	Revenues	Profit	Taxes	Income	Basic	Diluted

Fiscal Year 2011
First Quarter	$50,825	$21,947	$8,650	$5,221	$0.22	$0.22
Second Quarter	53,277	23,271	9,707	7,119	0.30	0.30
Third Quarter	59,450	22,557	8,336	5,077	0.21	0.21
Fourth Quarter	65,177	26,383	10,596	6,339	0.27	0.26

Annual totals	$228,729	$94,158	$37,289	$23,756	$0.99	$0.99

Fiscal Year 2010
First Quarter	$32,201	$13,639	$3,639	$2,075	$0.09	$0.09
Second Quarter	36,577	16,251	6,942	4,011	0.17	0.17
Third Quarter	33,034	15,456	4,064	2,151	0.09	0.09
Fourth Quarter	44,055	18,855	5,387	3,360	0.14	0.14

Annual totals	$145,867	$64,201	$20,032	$11,597	$0.48	$0.48