Form 10-Q
period 2011-08-31
ELECTRO RENT CORP
filed 2011-10-06
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission file number: 0-9061
ELECTRO RENT CORPORATION
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-2412961 (I.R.S. Employer Identification No.)

6060 Sepulveda Boulevard, Van Nuys, California (Address of principal executive offices)	91411-2501 (Zip Code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of September 30, 2011 was 23,980,581.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2011

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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended
	August 31,
	2011	2010
Revenues:
Rentals and leases	$31,309	$28,787
Sales of equipment and other revenues	27,341	22,038

Total revenues	58,650	50,825

Operating expenses:
Depreciation of rental and lease equipment	12,527	11,656
Costs of revenues other than depreciation of rental and lease equipment	21,610	17,222
Selling, general and administrative expenses	15,893	13,568

Total operating expenses	50,030	42,446

Operating profit	8,620	8,379

Gain on bargain purchase, net of deferred taxes of $2,092 and $107	3,194	153

Interest income, net	99	118

Income before income taxes	11,913	8,650

Income tax provision	3,408	3,429

Net income	$8,505	$5,221

Earnings per share:
Basic	$0.35	$0.22

Diluted	$0.35	$0.22

Shares used in per share calculation:
Basic	23,981	23,964

Diluted	24,132	24,047

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	August 31,	May 31,
	2011	2011
ASSETS

Cash and cash equivalents	$23,492	$41,441
Accounts receivable, net of allowance for doubtful accounts of $514 and $602	32,530	30,616
Rental and lease equipment, net of accumulated depreciation of $187,526 and $191,160	220,535	195,632
Other property, net of accumulated depreciation and amortization of $17,061 and $16,825	13,956	14,127
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,180 and $1,151	1,185	1,214
Other assets	17,711	19,788

	$312,518	$305,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,817	$8,237
Accrued expenses	9,014	10,437
Deferred revenue	6,791	5,874
Deferred tax liability	45,480	41,004

Total liabilities	68,102	65,552

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $1 par — shares authorized 1,000,000, none issued or outstanding
Common stock, no par — shares authorized 40,000,000; issued and outstanding August 31, 2011 - 23,980,581; May 31, 2011 - 23,980,581	35,105	34,742
Retained earnings	209,311	205,633

Total shareholders’ equity	244,416	240,375

	$312,518	$305,927

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended
	August 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,505	$5,221
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,835	11,952
Put option loss	—	952
Realized gain on redemption of trading securities	—	(952)
Remeasurement loss on foreign currency	66	48
Provision for losses on accounts receivable	6	11
Gain on sale of rental and lease equipment	(2,412)	(2,420)
Gain on bargain purchase, net of deferred taxes	(3,194)	(153)
Stock compensation expense	326	195
Excess tax benefit for share based compensation	(37)	(14)
Deferred income taxes	2,384	(671)
Changes in operating assets and liabilities:
Accounts receivable	(1,434)	(878)
Other assets	2,080	(1,770)
Accounts payable	(1,883)	(70)
Accrued expenses	(1,417)	2,988
Deferred revenue	440	156

Net cash provided by operating activities	16,265	14,595

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	5,456	6,507
Cash paid for acquisition	(10,673)	—
Proceeds from acquisition purchase price adjustment	—	153
Payments for purchase of rental and lease equipment	(24,130)	(24,272)
Redemptions of investments, trading	—	14,275
Payments for purchase of other property	(108)	(183)

Net cash used in investing activities	(29,455)	(3,520)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	149
Excess tax benefit for stock options exercised	37	14
Payment of dividends	(4,796)	(3,594)

Net cash used in financing activities	(4,759)	(3,431)

Net increase in cash and cash equivalents	(17,949)	7,644
Effect of exchange rate changes on cash	—	(119)
Cash and cash equivalents at beginning of period	41,441	32,906

Cash and cash equivalents at end of period	$23,492	$40,431

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
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 8, 2011.
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
We enter into forward contracts to hedge against unfavorable fluctuations in our monetary assets and liabilities in our European and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. Such derivative instruments are not designated as hedging instruments and, therefore, are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our condensed consolidated statements of operations.
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

	Consolidated
Derivatives Not Designated as	Balance Sheet	August 31,	May 31,
Hedging Instruments	Location	2011	2011
Foreign exchange forward contracts	Other assets	$78	$15

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

		Three Months	Three Months
	Location of Loss	Ended	Ended
Derivatives Not Designated as	Recognized in	August 31,	August 31,
Hedging Instruments	Income on Derivatives	2011	2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$6	$138
Other Assets
We include demonstration equipment used in connection with our resale activity of $4,520 and $3,894 as of August 31, 2011 and May 31, 2011, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.
Other assets consisted of the following:

	August 31,	May 31,
	2011	2011

Net investment in sales-type leases	$7,907	$7,478
Demonstration equipment	4,520	3,894
Supplemental executive retirement plan assets	2,481	2,671
Income taxes receivable	—	3,066
Prepaid expenses and other	2,803	2,679

	$17,711	$19,788

Recent Accounting Pronouncements
In December 2010, the FASB issued an update to its existing guidance for goodwill and other intangible assets. This guidance modifies testing for reporting units with zero or negative carrying amounts. For those reporting units, in addition to evaluating whether the carrying amount of a reporting unit exceeds fair value, an entity must assess whether it is more likely than not that a goodwill impairment exists. To make that determination, an entity must consider whether there are any adverse qualitative factors indicating potential impairment. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.
Note 3: Fair Value Measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, supplemental executive retirement plan assets and liabilities, and foreign currency derivatives. The fair value of these financial assets and liabilities was determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:
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
Assets and liabilities measured at fair value on a recurring basis were as follows:

	At August 31, 2011
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Money market funds	$16,319	$—	$—	$16,319
Supplemental executive retirement plan	2,481	—	—	2,481
Foreign exchange forward contracts	—	78	—	78

Total assets measured at fair value	$18,800	$78	$—	$18,878

Liabilities
Supplemental executive retirement plan	$2,481	$—	$—	$2,481

Total liabilities measured at fair value	$2,481	$—	$—	$2,481

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)

	At May 31, 2011
	Quoted Prices
	in Active	Significant
	Markets for	Other	Significant
	Identical	Observable	Unobservable
	Instruments	Inputs	Inputs	Total
	(Level 1)	(Level 2)	(Level 3)	Balance
Assets
Money market funds	$32,868	$—	$—	$32,868
Supplemental executive retirement plan	2,671	—	—	2,671
Foreign exchange forward contracts	—	15	—	15

Total assets measured at fair value	$35,539	$15	$—	$35,554

Liabilities
Supplemental executive retirement plan	$2,671	$—	$—	$2,671

Total liabilities measured at fair value	$2,671	$—	$—	$2,671

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
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis, excluding accrued interest components, using significant unobservable inputs (Level 3):

	Three Months Ended
	August 31, 2010
		Auction Rate
	Put Option	Securities
Fair value at beginning of period	$952	$13,323
Settlements (at par)	—	(14,275)
Realized gains (losses) included in interest income, net	(952)	952

Fair value at end of period	$—	$—

During the first quarter of fiscal 2011, we sold our remaining Auction Rate Securities (“ARS”) to UBS AG (“UBS”) at par plus accrued interest, for $14,275 in cash when we exercised our put right (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS. As a result, we included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option. The ARS were long-term debt instruments backed by student loans, a substantial portion of which was guaranteed by the United States government. The ARS and Put Option were valued from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS.
Note 4: Acquisitions
Equipment Management Technology, Inc.
On August 24, 2011, pursuant to an asset purchase agreement, we completed the purchase of certain assets and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., a Nevada Corporation (“EMT”), for cash consideration of $10,673. EMT, headquartered in Las Vegas, Nevada, was a provider of electronic T&M equipment. We acquired EMT in order to facilitate growth in our test and measurement (“T&M”) business. EMT had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Bankruptcy Court for the District of Nevada. The sale was approved by the Bankruptcy Court on August 11, 2011, and the related sale order was issued on August 12, 2011. At closing, $500 was deposited into an escrow account for any post-closing adjustments that reduce the purchase price. We have accounted for the acquisition of EMT as a business combination in accordance with accounting guidance.
At August 31, 2011, we completed our estimates of the fair value of rental and lease equipment and deferred revenue. Due to the timing of the acquisition we are still in the process of evaluating the acquisition for possible intangible assets. We have also recorded a preliminary fair value related to accounts receivable as final settlement of net accounts receivable will occur 60 days after closing. We acquired gross accounts receivable of $972, of which an estimated $430 was not expected to be collected, resulting in a preliminary fair value of $542. Once we have completed our estimates of fair value of intangible assets and accounts receivable, we will have completed the purchase accounting for the assets and liabilities in accordance with accounting guidance.
Under accounting guidance, a bargain purchase gain results if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $3,194, net of deferred taxes, related to our acquisition of EMT. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction and EMT’s recurring losses and recent bankruptcy filing.
The following table provides the preliminary fair values of the assets acquired and liabilities assumed as of the date of acquisition.

Total cash consideration	$10,673

Preliminary purchase price allocation:
Accounts receivable	542
Rental and lease equipment	15,896
Deferred tax liability	(2,092)
Deferred revenue	(479)

Net assets acquired	13,867

Bargain purchase gain, net of deferred taxes of $2,092	$(3,194)

The bargain purchase gain is classified separately in our condensed consolidated statements of operations.
Acquisition-related transaction costs of $55, including $47 for the three months ended August 31, 2011, were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses.
The acquisition of EMT was an asset purchase, and EMT’s operations were integrated with ours immediately after the acquisition date. Revenues and income before income taxes of $91 and $52, respectively, from the acquired customers were included in our consolidated statements of operations for the three months ended August 31, 2011.
Supplemental pro forma information reflecting the acquisition of EMT as if it occurred on June 1, 2010 is not practicable because we are not able to obtain reliable historical financial information for 2010 and 2011, primarily due to a deterioration of the organization and controls leading up to and following the February 2011 bankruptcy filing.
Telogy, LLC
During fiscal 2011 we recorded additional bargain purchase gain associated with our March 31, 2010 acquisition of Telogy LLC (“Telogy”) of $342 ($202, net of deferred tax), of which $260 ($153, net of deferred tax) was recorded during the three months ended August 31, 2010. The increase in the bargain purchase gain consisted of (i) $260 representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA, and (ii) $82 resulting from a final determination of fair value of certain assets and liabilities acquired from Telogy.

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
Stock Options
The following table summarizes certain information relative to options for common stock:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual
		Exercise	Term (in
	Options	Price	years)
Outstanding at May 31, 2011	36	$17.69
Granted	—	—
Exercised	—	—
Forfeited/canceled	—	—

Outstanding at August 31, 2011	36	$17.69	0.1

Vested and expected to vest at August 31, 2011	36	$17.69	0.1

Vested and exercisable at August 31, 2011	36	$17.69	0.1

There were no stock options granted or vested during the three months ended August 31, 2011 and 2010. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement. The aggregate intrinsic value of options exercised during the three months ended August 31, 2011 and 2010 was $0 and $7, respectively. Shares of newly issued common stock are issued upon any exercise of stock options.
Restricted Stock Units
Restricted stock units represent the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the three months ended August 31, 2011:

		Weighted
		Average
		Grant
	Restricted	Date
	Stock Units	Fair Value
Nonvested at May 31, 2011	204	$11.36
Granted	84	16.83
Vested	(78)	10.86
Forfeited/canceled	—	—

Nonvested at August 31, 2011	210	$13.76

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
We granted 84 and 96 restricted stock units during the three months ended August 31, 2011 and 2010, respectively. As of August 31, 2011, we have unrecognized share-based compensation cost of approximately $2,567 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
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
We recorded $326 and $195 of stock-based compensation as part of selling, general and administrative expenses for the three months ended August 31, 2011 and 2010, respectively.
We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the three months ended August 31, 2011 and 2010 was $36 and $14, respectively. Cash received from stock option exercises was $0 and $149 for the three months ended August 31, 2011 and 2010, respectively.
Note 6: Goodwill and Intangibles
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets consist of purchased customer relationships and trade names.
Our goodwill and intangibles at August 31, 2011 are the result of our acquisition of Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006. Our evaluation of intangible assets, if any, associated with the acquisition of EMT on August 24, 2011 has not yet been completed.
The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2011 were as follows:

	Balance as of
	June 1, 2011 (net		Balance as of
	of amortization)	Amortization	August 31, 2011
Goodwill	$3,109	$—	$3,109
Trade name	411	—	411
Customer relationships	803	(29)	774

	$4,323	$(29)	$4,294

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of May 31, 2011.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2011
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	indefinite	$411	$—	$411
Customer relationships	3-4 years	1,954	(1,180)	774

		$2,365	$(1,180)	$1,185

	May 31, 2011
	Estimated	Gross Carrying	Accumulated	Net Carrying
	Useful Life	Amount	Amortization	Amount

Trade name	indefinite	$411	$—	$411
Customer relationships	3-4 years	1,954	(1,151)	803

		$2,365	$(1,151)	$1,214

Amortization expense related to intangible assets was $29 and $54 for the three months ended August 31, 2011 and 2010, respectively.
Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of August 31, 2011:

Future
Year ending May 31,	Amortization
2012 (remaining)	$88
2013	118
2014	118
2015	118
2016	118
Thereafter	214

$774

Note 7: Noncash Investing and Financing Activities
We had accounts payable and other accruals related to acquired rental and lease equipment totaling $5,308 and $4,860 as of August 31, 2011 and May 31, 2011, respectively, and $6,760 and $6,167 as of August 31, 2010 and May 31, 2010, respectively, all of which amounts were subsequently paid. During the three months ended August 31, 2011 and the fiscal year ended May 31, 2011, we transferred $79 and $520, respectively, of demonstration equipment, included in other assets, to rental and lease equipment. There were no similar activities for the three months ended August 31, 2010 or the fiscal year ended May 31, 2010. We had no accrual for dividends declared and not yet paid in accrued expenses and as a reduction of retained earnings as of August 31, 2011 and May 31, 2011, respectively, compared to accruals of $3,596 and $0 as of August 31, 2010 and May 31, 2010, respectively, all of which amounts were subsequently paid.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 8: Sales-Type Leases
We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method.
The initial acceptance of customer finance arrangements is based on an in-depth review of each customer’s credit profile, including review of third party credit reports, customer financial statements and bank verifications. We monitor the credit quality of our sales-type lease portfolio based on payment activity that drives the finance lease receivable aging. This credit quality is assessed on a monthly basis. There were no balances due for sales-type receivables beyond 90 days as of August 31, 2011. Our historical losses on finance lease receivables are insignificant, and therefore we do not have a specific allowance for credit losses.
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	August 31,	May 31,
	2011	2011
Gross minimum lease payments receivable	$8,274	$7,834
Less — unearned interest	(367)	(356)

Net investment in sales-type lease receivables	$7,907	$7,478

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2012 (remaining)	$5,231
2013	2,530
2014	512
2015	1

$8,274

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
Our equipment pool, based on acquisition cost, consisted of $367,564 of T&M equipment and $40,497 of DP equipment at August 31, 2011 and $347,138 of T&M equipment and $39,654 of DP equipment at May 31, 2011.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Revenues for these product groups were as follows for the three months ended August 31, 2011 and 2010:

	T&M	DP	Total
2011
Rentals and leases	$26,602	$4,707	$31,309
Sales of equipment and other revenues	26,716	625	27,341

	$53,318	$5,332	$58,650

2010
Rentals and leases	$24,037	$4,750	$28,787
Sales of equipment and other revenues	21,370	668	22,038

	$45,407	$5,418	$50,825

No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2011 and 2010.
Selected country information is presented below:

	Three Months Ended
	August 31,
	2011	2010
Revenues: (1)
U.S.	$50,087	$45,124
Other (2)	8,563	5,701

Total	$58,650	$50,825

	As of
	August 31, 2011	May 31, 2011
Net Long-Lived Assets: (3)
U.S.	$203,022	$180,591
Other (2)	35,763	33,491

Total	$238,785	$214,082

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.

(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(in thousands, except per share amounts)
Note 10: Computation of Earnings Per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2011 and 2010:

	Three Months Ended
	August 31,
	2011	2010
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,981	23,964
Effect of dilutive options and restricted stock (1)	151	83

Diluted shares used in per share calculation	24,132	24,047

Net income	$8,505	$5,221
Earnings per share:
Basic	$0.35	$0.22
Diluted	$0.35	$0.22

(1)	Excludes 36 options outstanding during both the three months ended August 31, 2011 and 2010, for which the exercise price exceeded the average market price of our common stock during that period.
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
There were no unrecognized tax benefits for the three months ended August 31, 2011.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our financial condition as of August 31, 2011 and May 31, 2011, the results of our operations for the three months ended August 31, 2011 and 2010, respectively, and cash flows for the three month period ended August 31, 2011 and 2010. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, to which you are directed for additional information.
Overview
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 8% of our revenues in fiscal 2011 and 9% of our revenues for the three months ended August 31, 2011, we believe our DP division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment. Our resale agreement with Agilent, which commenced in fiscal 2010, gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. Since entering into the resale agreement with Agilent, we have expanded our sales force to support our sales of Agilent’s T&M equipment and have cross trained our new resale organization and existing T&M sales force to provide both new and existing customers a complete product offering, including rental, lease and sales of new and used equipment.
On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select liabilities of Telogy, LLC (“Telogy”) for $24.7 million in cash, subject to post-closing adjustments. The purchase price was reduced by $0.3 million in fiscal 2011 reflecting the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the asset purchase agreement with Telogy. Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment in North America.
On August 24, 2011, we completed the purchase of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., a Nevada Corporation (“EMT”), for $10.7 million in cash, of which $0.5 million was deposited into an escrow account for any post-closing adjustments. EMT had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. The sale was approved by the Bankruptcy Court on August 11, 2011, and the related sale order was issued on August 12, 2011. EMT, headquartered in Las Vegas, Nevada, was a provider of electronic T&M equipment in the U.S. We accounted for the acquisitions under Accounting Standards Codification (“ASC”) 805, Business Combinations. (See Note 4 to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.)
In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2011 and the first three months of fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisitions, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our Agilent resale agreement, we experienced strong growth in revenues for fiscal 2011 and the first three months of fiscal 2012. For the three months ended August 31, 2011, compared to the three months ended August 31, 2010, our operating profit modestly improved reflecting our significant investment in broadening and strengthening our sales organization in support of increased sales and rental demand and to better focus on future growth opportunities. Despite our growth, our customers and competitors continue to be affected by the recent recession and ongoing uncertainty in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We must continue to be focused on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may continue in future periods.

For the three months ended August 31, 2011, 85% of our rental and lease revenues were derived from T&M equipment, compared to 83% for the prior year period. We have experienced growth in our T&M rental revenues, due to increased rental activity, a modest increase in rates, and the integration of our new resale organization and existing T&M sales force. Our DP rental revenues also increased slightly during the three months ended August 31, 2011.
For the first three months of fiscal 2012, rental revenues were 91% of our rental and lease revenues, compared to 89% for the first three months of fiscal 2011. The increase is the result of an increase in our T&M and DP rental activity, while our lease revenues declined, particularly in our DP segment.
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
Comparing the first three months of fiscal 2012 to the first three months of fiscal 2011, our revenues increased by 15.4% from $50.8 million to $58.7 million, our operating profit increased 2.9% from $8.4 million to $8.6 million and our net income increased by 62.9% from $5.2 million to $8.5 million.
Our rental and lease revenues increased 8.8% from $28.8 million to $31.3 million, while our T&M sales activity increased 25.0% from $21.4 million to $26.7 million. Our rental revenues have grown as a result of increased rental activity and rental rates in our North American and European operations, as well as the integration of our new resale organization and existing T&M sales force. Our sales revenues have increased due to continued growth in new equipment sales in connection with our Agilent resale agreement and an increase in our finance leases.
Some of our key profitability measurements are presented below for the three months ended August 31, 2011 and 2010:

	Fiscal 2012	Fiscal 2011

Net income per diluted common share (EPS)	$0.35	$0.22
Net income as a percentage of average assets	11.0%	7.5%
Net income as a percentage of average equity	14.3%	9.3%

Our net income includes bargain purchase gains, net of deferred taxes, of $3.2 million and $0.2 million for the three months ended August 31, 2011 and 2010, respectively, as a result of our recent acquisitions of EMT and Telogy, respectively. Our operating profit modestly improved, as growth in our rental revenues and sales of new equipment were offset by an increase in depreciation expense of $0.9 million, or 7.5%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $2.3 million, or 17.1%, primarily related to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

The average amount of our equipment on rent, based on acquisition cost, increased 9.8% to $221.9 million at August 31, 2011 from $202.2 million at August 31, 2010, in part due to the acquisition of EMT during the three months ended August 31, 2011. Acquisition cost of equipment on lease increased 0.1% to $29.2 million at August 31, 2011 from $29.1 million at August 31, 2010.
Average rental rates for our T&M and DP segments increased by 3.1% for the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, while average lease rates declined by 6.7% for the same period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the total average equipment pool, decreased to 68.1% for the first quarter of fiscal 2012 from 69.9% for the first quarter of fiscal 2011. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 43.2% from 48.4% over the same period.
Results of Operations
Comparison of Three Months Ended August 31, 2011 and August 31, 2010
Revenues
Total revenues for the three months ended August 31, 2011 and 2010 were $58.7 million and $50.8 million, respectively. The 15.4% increase in total revenues was due to an 8.8% increase in rental and lease revenues and a 24.1% increase in sales of equipment and other revenues.
Rental and lease revenues for the three months ended August 31, 2011 were $31.3 million, compared to $28.8 million for the same period of the prior fiscal year. This increase reflects an increase in our T&M rental activity and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in our lease revenues, due to a decrease in demand, primarily in our DP business.
Sales of equipment and other revenues increased to $27.3 million for the first quarter of fiscal 2012 from $22.0 million in the prior year quarter. The increase is due to an increase in our sales of new T&M equipment through our Agilent resale agreement and increased finance lease activity, partially offset by a decline in the sales of used equipment. Our unfilled orders for T&M equipment relating to our resale agreement were $14.6 million at August 31, 2011.
Operating Expenses
Depreciation of rental and lease equipment increased in the first quarter of fiscal 2012 to $12.5 million, or 40.0% of rental and lease revenues, from $11.7 million, or 40.5% of rental and lease revenues, in the first quarter of fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The decreased ratio, as a percentage of rental and lease revenues, was due to higher average rental rates for fiscal 2012.
Costs of revenues other than depreciation increased 25.5% to $21.6 million in the first quarter of fiscal 2012 from $17.2 million in the same period of fiscal 2011. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 77.5% in the first quarter of fiscal 2012 from 76.7% in the first quarter of fiscal 2011. This increase is due to a decrease in used equipment sales and an increase in sales of new T&M equipment through our Agilent resale agreement, which generally carry a lower margin than used equipment sales. Our sales margin is expected to continue to decline as a result of anticipated growth in connection with our resale agreement. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.
Selling, general and administrative expenses increased 17.1% to $15.9 million in the first quarter of fiscal 2012 compared to $13.6 million in the first quarter of fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased to 27.1% in the first quarter of fiscal 2012 from 26.7% in the first quarter of fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

Gain on Bargain Purchase
Gain on bargain purchase, net of deferred tax, of $3.2 million for fiscal 2012 and $0.2 million for fiscal 2011, related to our recent acquisitions of EMT and Telogy, respectively, resulting from the excess of the net fair value of the assets acquired and liabilities assumed over the respective purchase price. A majority of the Telogy bargain purchase gain was recorded in fiscal 2010, the year of acquisition. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transactions, and the recurring losses and recent bankruptcy filings of both EMT and Telogy.
Interest Income, Net
Interest income, net, of $0.1 million for the first quarter of fiscal 2012 and 2011, respectively, primarily reflects interest on our sales-type leases, which modestly decreased. Due to historically low interest rates on our money market funds, fluctuations in our cash balance insignificantly impact our interest income. During the first quarter of fiscal 2011, interest income, net, included offsetting gains and losses on certain Auction Rate Securities (“ARS”) that we held and the related put option, with no net impact on our net income. The sale of the ARS is discussed, above, in Note 3 to our financial statements and, below, under the “Liquidity and Capital Resources—Cash and Cash Equivalents” heading.
Income Tax Provision
Our effective tax rate was 28.6% in the first quarter of fiscal 2012, compared to 39.6% in the first quarter of fiscal 2011. The decrease is due to an increase in our bargain purchase gain, net of deferred taxes, of $3.2 million for the three months ended August 31, 2011 compared to the prior year period, as a result of our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.
Liquidity and Capital Resources
Capital Expenditures
Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $24.1 million of rental and lease equipment during the first three months of fiscal 2012 compared to $24.3 million during the first quarter of fiscal 2011.
Dividends
During the first quarter of fiscal 2012, we paid dividends of $0.20 per common share or $0.80 per annum, amounting to an aggregate of $4.8 million. In the first quarter of fiscal 2011, we paid dividends of $0.15 per common share or $0.60 per annum, amounting to an aggregate of $3.6 million. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
Cash and Cash Equivalents
Despite the $71.8 million in cash we have returned to our shareholders since the beginning of fiscal 2009, and the $35.4 million we paid in connection with the recent acquisitions of Telogy and EMT, our cash and cash equivalents balance was $23.5 million at August 31, 2011. In addition, we have a $10.0 million unused line of credit with a bank. We expect that the level of our cash and cash equivalents may decrease as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. We primarily invest our cash balance in money market funds and corporate and government bond funds.
On November 6, 2008, we accepted an offer from UBS AG (“UBS”) providing us with rights related to our ARS (the “Rights”). The Rights permitted us to require UBS to purchase our ARS at par value, defined as the price equal to the liquidation preference of the ARS plus accrued but unpaid dividends or interest, at any time between June 30, 2010 and July 2, 2012. During the first quarter of fiscal 2011, UBS purchased our remaining ARS of $14.3 million at par value.
Cash Flows and Credit Facilities
During the first three months of fiscal 2012 and fiscal 2011, net cash provided by operating activities was $16.3 million and $14.6 million, respectively. The increase in operating cash flow was primarily attributable to a reduction in other assets due to a tax refund of approximately $2.5 million and an increase in deferred taxes in the first quarter of fiscal 2012, offset by changes in working capital in the first quarter of fiscal 2012 as compared to fiscal 2011.
During the first three months of fiscal 2012 and 2011, net cash used in investing activities was $29.5 million and $3.5 million, respectively. The increase in cash used in investing activities for the first quarter of fiscal 2012 was due, in part, to the cash paid for the acquisition of EMT of $10.7 million, and a decrease in the proceeds from sale of rental and lease equipment to $5.5 million for fiscal 2012 compared to $6.5 million for the first quarter of fiscal 2011. There were no redemptions of investments, trading, during the first quarter of fiscal 2012 compared to $14.3 million for the same period of fiscal 2011. Payments for purchase of rental and lease equipment were consistent at $24.1 million for the three months ended August 31, 2011 compared to $24.3 million for the three months ended August 31, 2010.
Net cash flows used in financing activities were $4.8 million and $3.4 million for the first quarters of fiscal 2012 and 2011, respectively. These funds used were primarily composed of payments for dividends of $4.8 million and $3.6 million for the first three months of fiscal 2012 and 2011, respectively.
We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2011.
We believe that cash and cash equivalents, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.
Contractual Obligations
Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. We have not made any material changes to these policies as previously disclosed.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
During the first three months of fiscal 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 4. Controls and Procedures.
As of August 31, 2011, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.
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
Item 1A. Risk Factors.
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     None.
Item 3. Defaults Upon Senior Securities.
     None.
Item 4. (Removed and Reserved).
Item 5. Other Information.
     None.

Item 6. Exhibits.

Exhibit No.	Document Description	Incorporation by Reference
10.22	Fourth amendment to Commercial Credit Agreement dated as of September 28, 2011 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 30, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(* =	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION
Date: October 6, 2011	/s/ Craig R. Jones
Craig R. Jones
Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)