Form 10-Q
period 2011-11-30
ELECTRO RENT CORP
filed 2011-12-22
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

The number of shares outstanding of the registrant’s common stock as of December 16, 2011 was 23,980,581.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended November 30, 2011

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Revenues:
Rentals and leases	$32,912	$29,673	$64,221	$58,460
Sales of equipment and other revenues	28,731	23,604	56,072	45,642

Total revenues	61,643	53,277	120,293	104,102

Operating expenses:
Depreciation of rental and lease equipment	13,374	11,919	25,901	23,575
Costs of revenues other than depreciation of rental and lease equipment	22,901	18,087	44,511	35,309
Selling, general and administrative expenses	15,929	13,714	31,822	27,282

Total operating expenses	52,204	43,720	102,234	86,166

Operating profit	9,439	9,557	18,059	17,936
Gain on bargain purchase, net of deferred taxes	188	49	3,382	202
Interest income, net	108	101	207	219

Income before income taxes	9,735	9,707	21,648	18,357
Income tax provision	3,716	2,588	7,124	6,017

Net income	$6,019	$7,119	$14,524	$12,340

Earnings per share:
Basic	$0.25	$0.30	$0.61	$0.51

Diluted	$0.25	$0.30	$0.60	$0.51

Shares used in per share calculation:
Basic	23,981	23,976	23,981	23,970

Diluted	24,149	24,075	24,139	24,049

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	November 30, 2011	May 31, 2011

ASSETS
Cash and cash equivalents	$12,530	$41,441
Accounts receivable, net of allowance for doubtful accounts of $542 and $602	34,662	30,616
Rental and lease equipment, net of accumulated depreciation of $194,420 and $191,160	233,649	195,632
Other property, net of accumulated depreciation and amortization of $17,315 and $16,825	14,032	14,127
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,221 and $1,151	1,284	1,214
Other assets	19,574	19,788

	$318,840	$305,927

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Accounts payable	$7,080	$8,237
Accrued expenses	10,540	10,437
Deferred revenue	6,975	5,874
Deferred tax liability	48,296	41,004

Total liabilities	72,891	65,552

Commitments and contingencies (Note 12)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued or outstanding
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2011- 23,980,581; May 31, 2011- 23,980,581	35,445	34,742

Retained earnings	210,504	205,633

Total shareholders’ equity	245,949	240,375

	$318,840	$305,927

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six Months Ended November 30,
	2011	2010
Cash flows from operating activities:
Net income	$14,524	$12,340
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,542	24,176
Put option loss	—	952
Realized gain on redemption of trading securities	—	(952)
Remeasurement loss (gain) on foreign currency	75	(3)
Provision for losses on accounts receivable	132	169
Gain on sale of rental and lease equipment	(4,948)	(5,064)
Gain on bargain purchase, net of deferred taxes	(3,382)	(202)
Stock compensation expense	710	436
Excess tax benefit from share based compensation	(50)	(25)
Deferred income taxes	5,200	6,995
Changes in operating assets and liabilities:
Accounts receivable	(3,958)	(2,789)
Other assets	205	(3,225)
Accounts payable	(1,556)	20
Accrued expenses	156	(4,809)
Deferred revenue	654	45

Net cash provided by operating activities	34,304	28,064

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	11,152	12,993
Cash paid for acquisition	(10,625)	—
Proceeds from acquisition purchase price adjustment	—	202
Payments for purchase of rental and lease equipment	(53,773)	(49,701)
Redemptions of investments, trading	—	14,275
Payments for purchase of other property	(475)	(535)

Net cash used in investing activities	(53,721)	(22,766)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	197
Excess tax benefit from share based compensation	50	25
Payment of dividends	(9,653)	(7,237)

Net cash used in financing activities	(9,603)	(7,015)

Net decrease in cash and cash equivalents	(29,020)	(1,717)
Effect of exchange rate changes on cash	109	(122)
Cash and cash equivalents at beginning of period	41,441	32,906

Cash and cash equivalents at end of period	$12,530	$31,067

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Genstar Rental Electronics, Inc., Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our”) as well as the elimination of all intercompany transactions.

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

Foreign Currency

The U.S. dollar has been determined to be our functional currency. The assets and liabilities of our foreign subsidiaries are remeasured from their functional currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2011	May 31, 2011
Foreign exchange forward contracts	Other assets	$90	$15

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2011	Three Months Ended November 30, 2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$247	$(32)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Six Months Ended November 30, 2011	Six Months Ended November 30, 2010
Foreign exchange forward contracts	Selling, general and administrative expenses	$241	$(170)

Other Assets

We include demonstration equipment used in connection with our resale activity of $4,789 and $3,894 as of November 30, 2011 and May 31, 2011, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following:

	November 30, 2011	May 31, 2011
Net investment in sales-type leases	$8,678	$7,478
Demonstration equipment	4,789	3,894
Supplemental executive retirement plan assets	2,426	2,671
Income taxes receivable	601	3,066
Prepaid expenses and other	3,080	2,679

	$19,574	$19,788

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

In September 2011, the FASB issued guidance to simplify how an entity tests goodwill for impairment. The amendments in the update provide for an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This guidance is effective for fiscal years beginning after December 15, 2011. We will have the option to adopt the qualitative process beginning with our first quarter of fiscal 2013. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Reclassifications

We have reclassified our gain on bargain purchase, net of deferred taxes of $49 and $202 for the three and six months ended November 30, 2010, respectively, from operating expenses to a component of income before income taxes to conform to the current year presentation. As a result, our operating expenses increased, and our operating profit decreased, by $49 and $202 for the three and six months ended November 30, 2010, respectively.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Assets and liabilities measured at fair value on a recurring basis were as follows:

	At November 30, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$3,657	$—	$—	$3,657
Supplemental executive retirement plan	2,426	—	—	2,426
Foreign exchange forward contracts	—	90	—	90

Total assets measured at fair value	$6,083	$90	$—	$6,173

Liabilities
Supplemental executive retirement plan	$2,426	$—	$—	$2,426

Total liabilities measured at fair value	$2,426	$—	$—	$2,426

	At May 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$32,868	$—	$—	$32,868
Supplemental executive retirement plan	2,671	—	—	2,671
Foreign exchange forward contracts	—	15	—	15

Total assets measured at fair value	$35,539	$15	$—	$35,554

Liabilities
Supplemental executive retirement plan	$2,671	$—	$—	$2,671

Total liabilities measured at fair value	$2,671	$—	$—	$2,671

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

	Six Months Ended November 30, 2010
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

At August 31, 2011, we completed our estimates of the fair value of rental and lease equipment and deferred revenue. Due to the timing of the acquisition, we completed our evaluation of intangible assets and accounts receivable in our second quarter ending November 30, 2011. We acquired gross accounts receivable of $972, of which an estimated $430 is not expected to be collected, resulting in a fair value of $542. Under accounting guidance, a bargain purchase gain results if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $3,194, net of deferred taxes, related to our acquisition of EMT at August 31, 2011. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction and EMT’s recurring losses and recent bankruptcy filing.

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

Acquisition-related transaction costs of $55 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses.

The acquisition of EMT was an asset purchase, and EMT’s operations were integrated with ours immediately after the acquisition date. Revenues and income before income taxes of $1,907 and $911, respectively, from the acquired customers were included in our consolidated statements of operations for the six months ended November 30, 2011.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

During the three ended November 30, 2011, we increased the bargain purchase gain by $308 ($188, net of tax) consisting of (i) $140 representing the estimated fair value of customer relationships acquired, (ii) $72 of purchase price adjustments, and (iii) $148 of post closing adjustments in accordance with the Asset Purchase Agreement (“APA”) (thereby reducing the remaining escrow balance to $352), offset by (iv) $52 representing a change in the fair value of certain assets acquired.

Supplemental pro forma information reflecting the acquisition of EMT as if it occurred on June 1, 2010 is not practicable because we are not able to obtain reliable historical financial information for 2010 and 2011, primarily due to a deterioration of the organization and controls leading up to and following the February 2011 bankruptcy filing.

Telogy, LLC

We recorded additional bargain purchase gain associated with our March 31, 2010 acquisition of Telogy LLC (“Telogy”) of $342 ($202, net of deferred tax) during the six months ended November 30, 2010. The increase in the bargain purchase gain consisted of (i) $260 representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA, and (ii) $82 resulting from a final determination of fair value of certain assets and liabilities acquired from Telogy.

Note 5: Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. The Equity Incentive Plan replaced our prior stock option plans, under which there are no outstanding options. Pursuant to the Equity Incentive Plan, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees. The Equity Incentive Plan provides for a variety of vesting dates. All outstanding options expired in October 2011.

Stock Options

The following table summarizes certain information relative to options for common stock:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at May 31, 2011	36	$17.69
Granted	—	—
Exercised	—	—
Forfeited/canceled	(36)	$17.69

Outstanding at November 30, 2011	—	$—	—

There were no stock options granted or vested during the three or six months ended November 30, 2011 and 2010. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement. The aggregate intrinsic value of options exercised during both the three and six months ended November 30, 2011 was $0, and during the three and six months ended November 30, 2010 was $7 and $13, respectively. Shares of newly issued common stock were issued upon any exercise of stock options.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the six months ended November 30, 2011:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at May 31, 2011	204	$11.36
Granted	101	16.47
Vested	(88)	11.30
Forfeited/canceled	—	—

Nonvested at November 30, 2011	217	$13.78

We granted 16 and 101 restricted stock units during the three and six months ended November 30, 2011, respectively, and 10 and 106 restricted stock units during the three and six months ended November 30, 2010, respectively. As of November 30, 2011, we have unrecognized share-based compensation cost of approximately $2,423 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

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

We use the Black-Scholes option pricing model to calculate the fair value of any option grant. Our computation of expected volatility is based on historical volatility. Our computation of expected term is determined based on historical experience of similar awards, giving consideration to the contractual terms of the stock-based awards, vesting schedules and expectations of future employee behavior. The expected term represents the period that our option awards are expected to be outstanding and is determined based on historical experience of similar awards. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option at the date of grant. Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.

We recorded $384 and $710 of stock-based compensation as part of selling, general and administrative expenses for the three and six months ended November 30, 2011, respectively, compared to $241 and $436 for the three and six months ended November 30, 2010, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the six months ended November 30, 2011 and 2010 was $50 and $25, respectively. Cash received from stock option exercises was $0 and $197 for the six months ended November 30, 2011 and 2010, respectively.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Our goodwill and intangibles at November 30, 2011 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2011 were as follows:

	Balance as of June 1, 2011 (net of amortization)	Additions	Amortization	Balance as of November 30, 2011
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	803	140	(70)	873

	$4,323	$140	$(70)	$4,393

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$—	$411
Customer relationships	3-4 years	2,094	(1,221)	873

		$2,505	$(1,221)	$1,284

	May 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	indefinite	$411	$—	$411
Customer relationships	3-4 years	1,954	(1,151)	803

		$2,365	$(1,151)	$1,214

Amortization expense related to intangible assets was $41 and $70 for the three and six months ended November 30, 2011, respectively, compared to $55 and $109 for the three and six months ended November 30, 2010, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of November 30, 2011:

Year ending May 31,	Future Amortization
2012 (remaining)	$82
2013	164
2014	164
2015	129
2016	118
Thereafter	216

$873

Note 7: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired rental and lease equipment totaling $5,313 and $4,860 as of November 30, 2011 and May 31, 2011, respectively, and $4,800 and $6,167 as of November 30, 2010 and May 31, 2010, respectively, all of which amounts were subsequently paid. During the six months ended November 30, 2011 and the fiscal year ended May 31, 2011, we transferred $460 and $520, respectively, of demonstration equipment, included in other assets, to rental and lease equipment. There were no similar activities for the six months ended November 30, 2010 or the fiscal year ended May 31, 2010.

Note 8: Sales-Type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method.

The initial acceptance of customer finance arrangements is based on an in-depth review of each customer’s credit profile, including review of third party credit reports, customer financial statements and bank verifications. We monitor the credit quality of our sales-type lease portfolio based on payment activity that drives the finance lease receivable aging. This credit quality is assessed on a monthly basis. There were no balances due for sales-type receivables beyond 90 days as of November 30, 2011. Our historical losses on finance lease receivables are insignificant, and therefore we do not have a specific allowance for credit losses.

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	November 30, 2011	May 31, 2011
Gross minimum lease payments receivable	$9,077	$7,834
Less – unearned interest	(399)	(356)

Net investment in sales-type lease receivables	$8,678	$7,478

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2012 (remaining)	$5,837
2013	2,566
2014	673
2015	1

$9,077

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

Our equipment pool, based on acquisition cost, consisted of $387,775 of T&M equipment and $40,294 of DP equipment at November 30, 2011 and $347,138 of T&M equipment and $39,654 of DP equipment at May 31, 2011.

Revenues for these product groups were as follows for the three months ended November 30, 2011 and 2010:

	T&M	DP	Total
2011
Rentals and leases	$28,651	$4,261	$32,912
Sales of equipment and other revenues	28,113	618	28,731

	$56,764	$4,879	$61,643

2010
Rentals and leases	$25,186	$4,487	$29,673
Sales of equipment and other revenues	23,093	511	23,604

	$48,279	$4,998	$53,277

Revenues for these product groups were as follows for the six months ended November 30, 2011 and 2010:

	T&M	DP	Total
2011
Rentals and leases	$55,253	$8,968	$64,221
Sales of equipment and other revenues	54,829	1,243	56,072

	$110,082	$10,211	$120,293

2010
Rentals and leases	$49,223	$9,237	$58,460
Sales of equipment and other revenues	44,463	1,179	45,642

	$93,686	$10,416	$104,102

No single customer accounted for more than 10% of total revenues during the three and six months ended November 30, 2011 and 2010.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Revenues: (1)
U.S.	$53,490	$46,875	$103,577	$91,999
Other (2)	8,153	6,402	16,716	12,103

Total	$61,643	$53,277	$120,293	$104,102

	As of
	November 30, 2011	May 31, 2011
Net Long-Lived Assets: (3)
U.S.	$204,924	$180,591
Other (2)	47,150	33,491

Total	$252,074	$214,082

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.
(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 10: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2011 and 2010:

	Three Months Ended November 30,		Six Months Ended November 30,
	2011	2010	2011	2010
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,981	23,976	23,981	23,970
Effect of dilutive options and restricted stock	168	99	158	79

Diluted shares used in per share calculation	24,149	24,075	24,139	24,049

Net income	$6,019	$7,119	$14,524	$12,340
Earnings per share:
Basic	$0.25	$0.30	$0.61	$0.51
Diluted	$0.25	$0.30	$0.60	$0.51

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

There were no unrecognized tax benefits for the six months ended November 30, 2011.

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

Note 13: Subsequent Events

On December 1, 2011 we signed an extension of our resale agreement with Agilent through January 31, 2012. We continue to negotiate with Agilent regarding a longer term extension.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of November 30, 2011 and May 31, 2011, the results of our operations for the three and six months ended November 30, 2011 and 2010, respectively, and cash flows for the six month periods ended November 30, 2011 and 2010. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 8% of our revenues in fiscal 2011 and for the six months ended November 30, 2011, respectively, we believe our data products (“DP”) equipment division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. Our resale agreement with Agilent, which commenced in fiscal 2010, gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. Since entering into the resale agreement with Agilent, we have expanded our sales force to support our sales of Agilent’s T&M equipment and have cross trained our new resale organization and existing T&M sales force to provide both new and existing customers a complete product offering, including rental, lease and sales of new and used equipment.

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

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2011 and the first six months of fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisitions, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our Agilent resale agreement, we experienced strong growth in revenues for fiscal 2011 and the first six months of fiscal 2012. For the six months ended November 30, 2011, compared to the six months ended November 30, 2010, our operating profit modestly improved reflecting our significant investment in broadening and strengthening our sales organization in support of increased sales and rental demand and to better focus on future growth opportunities. Despite our growth, our customers and competitors continue to be affected by the recent recession and ongoing uncertainty in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may continue in future periods.

For the six months ended November 30, 2011, 86% of our rental and lease revenues were derived from T&M equipment, compared to 84% for the first six months of fiscal 2012. We have experienced growth in our T&M rental revenues, due to increased rental activity, that is attributable in part to our acquisition of EMT, a modest increase in rates, and the integration of our new resale organization and existing T&M sales force, while our DP lease revenues modestly declined.

For the first six months of fiscal 2012, rental revenues were 91% of our rental and lease revenues, compared to 89% for the first six months of fiscal 2011. The increase is the result of an increase in our T&M and DP rental activity, while our lease revenues modestly declined, reflecting a slight increase in T&M lease revenues as a result of the EMT acquisition that was more than offset by a decline in our DP segment.

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

Profitability and Key Business Trends

Comparing the first six months of fiscal 2012 to the first six months of fiscal 2011, our revenues increased by 15.6% from $104.1 million to $120.3 million, our operating profit increased 0.7% from $17.9 million to $18.1 million and our net income increased by 17.7% from $12.3 million to $14.5 million.

Our rental and lease revenues increased 9.9% from $58.5 million for the first half of fiscal 2011 to $64.2 million for the first half of fiscal 2012, while our T&M sales activity increased 23.3% from $44.5 million to $54.8 million during those same periods. Our rental revenues have grown as a result of the EMT acquisition in August 2011, increased rental activity and rental rates in our North American and European operations, as well as the integration of our new resale organization and existing T&M sales force. Our sales revenues have increased due to continued growth in new equipment sales in connection with our Agilent resale agreement and an increase in our finance leases.

Some of our key profitability measurements are presented below for the six months ended November 30, 2011 and 2010:

	Fiscal 2012	Fiscal 2011
Net income per diluted common share (EPS)	$0.60	$0.51
Net income as a percentage of average assets	9.3%	8.8%
Net income as a percentage of average equity	12.2%	10.8%

Our net income includes bargain purchase gains, net of deferred taxes, of $3.4 million and $0.2 million for the six months ended November 30, 2011 and 2010, respectively, as a result of our acquisitions of EMT and Telogy, respectively. Our operating profit modestly improved, as growth in our rental revenues and sales of new equipment were offset by an increase in depreciation expense of $2.3 million, or 9.9%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $4.5 million, or 16.6%, primarily related to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

The average amount of our equipment on rent, based on acquisition cost, increased 10.9% to $230.2 million for the first half of fiscal 2012 from $207.7 million for the first half of fiscal 2011. The average acquisition cost of equipment on lease increased 5.1% to $30.9 million for the first half of fiscal 2012 from $29.4 million for the first half of fiscal 2011. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during the six months ended November 30, 2011.

Average rental rates for our T&M and DP segments increased by 2.1% from November 30, 2010 to November 30, 2011, while average lease rates declined by 5.5% for the same period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the total average equipment pool, decreased slightly to 69.0% at November 30, 2011 from 70.5% at November 30, 2010. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 40.8% from 45.7% over the same period.

As of November 30, 2011 and 2010, our unfilled orders for T&M equipment relating to our Agilent resale agreement were $16.2 million and $16.7 million, respectively.

Results of Operations

Comparison of Three Months Ended November 30, 2011 and November 30, 2010

Revenues

Total revenues for the three months ended November 30, 2011 and 2010 were $61.6 million and $53.3 million, respectively. The 15.7% increase in total revenues was due to a 10.9% increase in rental and lease revenues and a 21.7% increase in sales of equipment and other revenues.

Rental and lease revenues for the three months ended November 30, 2011 were $32.9 million, compared to $29.7 million for the same period of the prior fiscal year. This increase reflects the EMT acquisition in August 2011 and an increase in our T&M rental activity and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $28.7 million for the second quarter of fiscal 2012 from $23.6 million in the prior year quarter. The increase is due to an increase in our sales of new T&M equipment through our Agilent resale agreement and increased finance lease activity, partially offset by a decline in the sales of used equipment.

Operating Expenses

Depreciation of rental and lease equipment increased in the second quarter of fiscal 2012 to $13.4 million, or 40.6% of rental and lease revenues, from $11.9 million, or 40.2% of rental and lease revenues, in the second quarter of fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, was relatively unchanged as modest improvements in our average rental rates were offset by a slight decrease in our average utilization rates.

Costs of revenues other than depreciation increased 26.6% to $22.9 million in the second quarter of fiscal 2012 from $18.1 million in the same period of fiscal 2011. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 77.8% in the second quarter of fiscal 2012 from 76.2% in the second quarter of fiscal 2011. This increase is due to a decrease in used equipment sales and an increase in sales of new T&M equipment through our Agilent resale agreement, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to continue to decline as a result of anticipated growth in connection with our Agilent resale agreement. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses increased 16.2% to $15.9 million in the second quarter of fiscal 2012 compared to $13.7 million in the second quarter of fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased modestly to 25.8% in the second quarter of fiscal 2012 from 25.7% in the second quarter of fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

Income Tax Provision

Our effective tax rate was 38.2% in the second quarter of fiscal 2012, compared to 26.7% in the second quarter of fiscal 2011. The increase is due primarily to the benefit from derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions during the six months ended November 30, 2010. (See Note 11 to our condensed consolidated financial statements for further discussion.)

Comparison of Six Months Ended November 30, 2011 and November 30, 2010

Revenues

Total revenues for the six months ended November 30, 2011 and 2010 were $120.3 million and $104.1 million, respectively. The 15.6% increase in total revenues was due to a 9.9% increase in rental and lease revenues and a 22.9% increase in sales of equipment and other revenues.

Rental and lease revenues for the six months ended November 30, 2011 were $64.2 million, compared to $58.5 million for the same period of the prior fiscal year. This increase reflects the EMT acquisition in August 2011 and an increase in our T&M rental activity and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $56.1 million for the first six months of fiscal 2012 from $45.6 million in the same period of the prior fiscal year. The increase is due to an increase in our sales of new T&M equipment through our Agilent resale agreement and increased finance lease activity, partially offset by a decline in the sales of used equipment.

Operating Expenses

Depreciation of rental and lease equipment increased in the first six months of fiscal 2012 to $25.9 million, or 40.3% of rental and lease revenues, from $23.6 million, or 40.3% of rental and lease revenues, in the first six months of fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, was unchanged as modest improvements in our average rental rates were offset by a slight decrease in our average utilization rates.

Costs of revenues other than depreciation increased 26.1% to $44.5 million in the first six months of fiscal 2012 from $35.3 million in the same period of fiscal 2011. Costs of revenues other than depreciation primarily includes the cost of equipment sales, which increased as a percentage of equipment sales to 77.7% in the first six months of fiscal 2012 from 76.5% in the first six months of fiscal 2011. This increase is due to a decrease in used equipment sales and an increase in sales of new T&M equipment through our Agilent resale agreement, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to continue to decline as a result of anticipated growth in connection with our Agilent resale agreement. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses increased 16.6% to $31.8 million in the first six months of fiscal 2012 compared to $27.3 million in the first six months of fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased to 26.5% in the first six months of fiscal 2012 from 26.2% in the first six months of fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

Gain on Bargain Purchase

We recorded gain on bargain purchase, net of deferred tax, of $3.4 million during the first six months of fiscal 2012 related to our acquisition of EMT and $0.2 million during the same prior year period related to our acquisition of Telogy. The gain on bargain purchase, net of deferred tax, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT and Telogy acquisitions, respectively, over the respective purchase prices. A majority of the Telogy bargain purchase gain was recorded in fiscal 2010, the year of acquisition. We believe that we were able to negotiate bargain purchase prices as a result of our access to the liquidity necessary to complete the transactions, and the recurring losses and recent bankruptcy filings of both EMT and Telogy.

Income Tax Provision

Our effective tax rate was 32.9% in the first six months of fiscal 2012, compared to 32.8% in the first six months of fiscal 2011. Our effective tax rate for the six months ended November 30, 2011 includes our bargain purchase gain, net of deferred taxes, of $3.4 million for the six months ended November 30, 2011 compared to $0.2 for the prior year period, resulting from of our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. Our effective tax rate for the six months ended November 30, 2010 includes the benefit from derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions during the six months ended November 30, 2010. (See Note 11 to our condensed consolidated financial statements for further discussion.)

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $53.8 million of rental and lease equipment during the first six months of fiscal 2012 compared to $49.7 million during the first six months of fiscal 2011.

Dividends

During the first six months of fiscal 2012, we paid dividends of $0.40 per common share or $0.80 per annum, amounting to an aggregate of $9.6 million. In the first six months of fiscal 2011, we paid dividends of $0.30 per common share or $0.60 per annum, amounting to an aggregate of $7.2 million. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $12.5 million at November 30, 2011, or a decline of $28.9 million from May 31, 2011. This reflects our use of cash to pay increased dividends to shareholders as well as cash used to take advantage of strategic acquisition and new customer opportunities in recent years. For example, since the beginning of fiscal 2009 we have returned $76.6 million in cash to our shareholders and in fiscal 2011 increased our annual dividend rate from $0.60 per common share to $0.80 per common share, as described above. We have also paid cash of $35.4 million in connection with the recent acquisitions of Telogy and EMT and invested heavily in new equipment to take advantage of key new customer opportunities. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities, and therefore we may need to draw upon our $10 million unused line of credit with a bank. We may also need to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities. Given our growth record achieved with no debt, we believe that we have ample access to borrowing capacity, and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth.

Cash Flows and Credit Facilities

During the first six months of fiscal 2012 and fiscal 2011, net cash provided by operating activities was $34.4 million and $28.1 million, respectively. The increase in operating cash flow for fiscal 2012 was primarily attributable to a tax refund of approximately $2.5 million as well as an improvement in working capital for the first six months of fiscal 2012 compared to fiscal 2011.

During the first six months of fiscal 2012 and 2011, net cash used in investing activities was $53.7 million and $22.8 million, respectively. The increase in cash used in investing activities for the first six months of fiscal 2012 was due, in part, to the cash paid for the acquisition of EMT of $10.7 million, and a decrease in the proceeds from sale of rental and lease equipment to $11.2 million for fiscal 2012 compared to $13.0 million for the first six months of fiscal 2011. There were no redemptions of investments, trading, during the first six months of fiscal 2012 compared to $14.3 million for the same period of fiscal 2011. Payments for purchase of rental and lease equipment were $53.8 million for the six months ended November 30, 2011 compared to $49.7 million for the six months ended November 30, 2010.

Net cash flows used in financing activities were $9.6 million and $7.0 million for the first six months of fiscal 2012 and 2011, respectively. These funds used were primarily composed of payments for dividends of $9.6 million and $7.2 million for the first six months of fiscal 2012 and 2011, respectively.

We have a $10.0 million revolving line of credit with an institutional lender, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2011.

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

During the first six months of fiscal 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 4.	Controls and Procedures.

As of November 30, 2011, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	(Removed and Reserved).

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.22	Fourth amendment to Commercial Credit Agreement dated as of September 28, 2011 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 30, 2011.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

(*	furnished herewith and not “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

Date: December 22, 2011	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)