Form 10-Q
period 2012-02-29
ELECTRO RENT CORP
filed 2012-04-04
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

The number of shares outstanding of the registrant’s common stock as of March 30, 2012 was 23,987,826.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 29, 2012

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2012	February 28, 2011	February 29, 2012	February 28, 2011

Revenues:
Rentals and leases	$31,704	$28,679	$95,925	$87,139
Sales of equipment and other revenues	28,375	30,771	84,447	76,413

Total revenues	60,079	59,450	180,372	163,552

Operating expenses:
Depreciation of rental and lease equipment	13,677	12,186	39,578	35,761
Costs of revenues other than depreciation of rental and lease equipment	22,839	24,707	67,350	60,016
Selling, general and administrative expenses	15,713	14,259	47,535	41,541

Total operating expenses	52,229	51,152	154,463	137,318

Operating profit	7,850	8,298	25,909	26,234

Gain on bargain purchase, net of deferred taxes	53	—	3,435	202

Interest income, net	120	38	327	257

Income before income taxes	8,023	8,336	29,671	26,693

Income tax provision	3,028	3,259	10,152	9,276

Net income	$4,995	$5,077	$19,519	$17,417

Earnings per share:
Basic	$0.21	$0.21	$0.81	$0.73

Diluted	$0.21	$0.21	$0.81	$0.72

Shares used in per share calculation:
Basic	23,983	23,978	23,981	23,972

Diluted	24,179	24,098	24,180	24,058

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	February 29, 2012	May 31, 2011
ASSETS

Cash and cash equivalents	$8,878	$41,441
Accounts receivable, net of allowance for doubtful accounts of $482 and $602	32,473	30,616
Rental and lease equipment, net of accumulated depreciation of $199,515 and $191,160	240,580	195,632
Other property, net of accumulated depreciation and amortization of $17,587 and $16,825	13,908	14,127
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,263 and $1,151	1,242	1,214
Other assets	20,783	19,788

	$320,973	$305,927

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,455	$8,237
Accrued expenses	11,017	10,437
Deferred revenue	6,355	5,874
Deferred tax liability	50,690	41,004

Total liabilities	74,517	65,552

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 29, 2012 - 23,987,826; May 31, 2011 - 23,980,581	35,784	34,742
Retained earnings	210,672	205,633

Total shareholders’ equity	246,456	240,375

	$320,973	$305,927

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine Months Ended
	February 29, 2012	February 28, 2011

Cash flows from operating activities:
Net income	$19,519	$17,417
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	40,551	36,663
Put option loss	—	952
Realized gain on redemption of trading securities	—	(952)
Remeasurement loss (gain) on foreign currency	104	(21)
Provision for losses on accounts receivable	130	446
Gain on sale of rental and lease equipment	(7,578)	(8,016)
Gain on bargain purchase, net of taxes	(3,435)	(202)
Stock compensation expense	1,057	692
Excess tax benefit for share based compensation	(89)	(33)
Deferred income taxes	7,594	20,224
Changes in operating assets and liabilities:
Accounts receivable	(1,686)	(7,408)
Other assets	(1,023)	(13,698)
Accounts payable	(1,140)	(1,298)
Accrued expenses	658	(2,349)
Deferred revenue	27	13

Net cash provided by operating activities	54,689	42,430

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	17,114	20,847
Cash paid for acquisition	(10,572)	—
Proceeds from acquisition purchase price adjustment	—	202
Payments for purchase of rental and lease equipment	(78,703)	(69,760)
Redemptions of investments, trading	—	14,275
Payments for purchase of other property	(642)	(723)

Net cash used in investing activities	(72,803)	(35,159)

Cash flows from financing activities:
Borrowing under bank line of credit	1,000	—
Payment under bank line of credit	(1,000)	—
Proceeds from issuance of common stock	—	196
Minimum tax withholdings on share based compensation	(47)	—
Excess tax benefit for share based compensation	89	33
Payment of dividends	(14,480)	(10,843)

Net cash used in financing activities	(14,438)	(10,614)

Net decrease in cash and cash equivalents	(32,552)	(3,343)
Effect of exchange rate changes on cash	(11)	(232)
Cash and cash equivalents at beginning of period	41,441	32,906

Cash and cash equivalents at end of period	$8,878	$29,331

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

Material Agreement

We sell new test and measurement (“T&M”) equipment through our resale agreement with Agilent Technologies, Inc. (“Agilent”), which commenced in fiscal 2010 and was recently extended through January 31, 2014. Our resale agreement with Agilent gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. In connection with the execution of this agreement, we terminated our prior distribution agreement with Agilent, which was our largest distribution agreement and related to less complex T&M equipment.

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

We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. Such derivative instruments are not designated as hedging instruments and, therefore, are recorded at fair value as a current asset or liability, and any changes in fair value are recorded in our condensed consolidated statements of operations.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	February 29, 2012	May 31, 2011
Foreign exchange forward contracts	Other assets	$—	$15
Foreign exchange forward contracts	Accrued expenses	51	—

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

	0000000000	0000000000	0000000000
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended February 29, 2012	Three Months Ended February 28, 2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$(29)	$(250)

	0000000000	0000000000	0000000000
Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Nine Months Ended February 29, 2012	Nine Months Ended February 28, 2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$212	$(420)

Other Assets

We include demonstration equipment used in connection with our resale activity of $5,108 and $3,894 as of February 29, 2012 and May 31, 2011, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following:

	February 29, 2012	May 31, 2011
Net investment in sales-type leases	$9,403	$7,478
Demonstration equipment	5,108	3,894
Supplemental executive retirement plan assets	2,566	2,671
Income taxes receivable	—	3,066
Prepaid expenses and other	3,706	2,679

	$20,783	$19,788

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

In September 2011, the FASB issued guidance to simplify how an entity tests goodwill for impairment. The amendments in the update provide for an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity that adopts this option will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This guidance is effective for fiscal years beginning after December 15, 2011. We will have the option to adopt the qualitative process beginning with our first quarter of fiscal 2013. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Reclassifications

We have reclassified our gain on bargain purchase, net of deferred taxes of $0 and $202 for the three and nine months ended February 28, 2011, respectively, from operating expenses to a component of income before income taxes to conform to the current year presentation. As a result, our operating expenses increased, and our operating profit decreased, by $0 and $202 for the three and nine months ended February 28, 2011, respectively.

Note 2: Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.

Note 3: Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, supplemental executive retirement plan assets and liabilities, and foreign currency derivatives. The fair value of financial assets and liabilities can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	00000000	00000000	00000000	00000000
	At February 29, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$7	$—	$—	$7
Supplemental executive retirement plan	2,566	—	—	2,566

Total assets measured at fair value	$2,573	$—	$—	$2,573

Liabilities
Supplemental executive retirement plan	$2,566	$—	$—	$2,566
Foreign exchange forward contracts	—	51	—	51

Total liabilities measured at fair value	$2,566	$51	$—	$2,617

	00000000	00000000	00000000	00000000
	At May 31, 2011
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$32,868	$—	$—	$32,868
Supplemental executive retirement plan	2,671	—	—	2,671
Foreign exchange forward contracts	—	15	—	15

Total assets measured at fair value	$35,539	$15	$—	$35,554

Liabilities
Supplemental executive retirement plan	$2,671	$—	$—	$2,671

Total liabilities measured at fair value	$2,671	$—	$—	$2,671

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

	Nine Months Ended February 28, 2011
	Put Option	Auction Rate Securities
Fair value at beginning of period	$952	$13,323
Settlements (at par)	—	(14,275)
Realized gains (losses) included in interest income, net	(952)	952

Fair value at end of period	$—	$—

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

During the first quarter of fiscal 2011, we sold our remaining Auction Rate Securities (“ARS”) to UBS AG (“UBS”) at par plus accrued interest, for $14,275 in cash when we exercised our put right (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS. As a result, we included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option. The ARS were long-term debt instruments backed by student loans, a substantial portion of which were guaranteed by the United States government. The ARS and Put Option were valued from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS. There was no Level 3 activity during the nine months ended February 29, 2012.

Note 4: Acquisitions

Equipment Management Technology, Inc.

On August 24, 2011, pursuant to an Asset Purchase Agreement (“APA”), we completed the purchase of certain assets and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., a Nevada Corporation (“EMT”), for cash consideration of $10,673. EMT, headquartered in Las Vegas, Nevada, was a provider of electronic T&M equipment. We acquired EMT in order to facilitate growth in our T&M business. EMT had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. The sale was approved by the Bankruptcy Court on August 11, 2011, and the related sale order was issued on August 12, 2011. At closing, $500 was deposited into an escrow account for any post-closing adjustments that reduce the purchase price. We have accounted for the acquisition of EMT as a business combination in accordance with accounting guidance.

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

Acquisition-related transaction costs of $0 and $55 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses during the three and nine months ended February 29, 2012.

The acquisition of EMT was an asset purchase, and EMT’s operations were integrated with ours immediately after the acquisition date. Revenues and income before income taxes from the acquired assets included in our consolidated statements of operations were $1,527 and $948, respectively, and $3,524 and $1,912, respectively, for the three and nine months ended February 29, 2012, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

During the three and nine months ended February 29, 2012, we increased the bargain purchase gain by $88 and $396 ($53 and $241, net of deferred tax), respectively, consisting of (i) $0 and $140, respectively, representing the estimated fair value of customer relationships acquired, (ii) $125 and $273, respectively, of post closing adjustments, which were disbursed from the escrow funds in accordance with the APA, offset by (iii) $37 and $17, respectively, representing the final determination of assets acquired and other components of the purchase price.

Supplemental pro forma information reflecting the acquisition of EMT as if it occurred on June 1, 2010 is not practicable because we are not able to obtain reliable historical financial information for 2010 and 2011, primarily due to a deterioration of the organization and controls leading up to and following the February 2011 bankruptcy filing.

Telogy, LLC

We recorded additional bargain purchase gain associated with our March 31, 2010 acquisition of Telogy LLC (“Telogy”) of $0 and $342 ($0 and $202, net of deferred tax), respectively, during the three and nine months ended February 28, 2011. The increase in the bargain purchase gain consisted of (i) $0 and $260 respectively, representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA, and (ii) $0 and $82, respectively, resulting from a final determination of fair value of certain assets and liabilities acquired from Telogy.

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

Stock Options

The following table summarizes certain information relative to options for common stock:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)
Outstanding at June 1, 2011	36	$17.69
Granted	—	—
Exercised	—	—
Forfeited/canceled	(36)	$17.69

Outstanding at February 29, 2012	—	$—	—

There were no stock options granted or vested during the three or nine months ended February 29, 2012 and February 28, 2011. The aggregate intrinsic value of options exercised is calculated as the difference between the exercise price of the underlying awards and the closing price of our common stock on the Nasdaq Stock Market on the date of measurement. The aggregate intrinsic value of options exercised during both the three and nine months ended February 29, 2012 was $0, and during the three and nine months ended February 28, 2011 was $0 and $13, respectively. Shares of newly issued common stock were issued upon any exercise of stock options.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the nine months ended February 29, 2012:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2011	204	$11.36
Granted	101	16.47
Vested	(88)	11.30
Forfeited/canceled	(11)	12.88

Nonvested at February 29, 2012	206	$13.82

We granted 0 and 101 restricted stock units during the three and nine months ended February 29, 2012, respectively, and 1 and 107 restricted stock units during the three and nine months ended February 28, 2011, respectively. As of February 29, 2012, we have unrecognized share-based compensation cost of approximately $1,933 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

We recorded $347 and $1,057 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 29, 2012, respectively, compared to $255 and $692 for the three and nine months ended February 28, 2011, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the nine months ended February 29, 2012 and February 28, 2011 was $89 and $33, respectively. Cash received from stock option exercises was $0 and $196 for the nine months ended February 29, 2012 and February 28, 2011, respectively.

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

Our goodwill and intangibles at February 29, 2012 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 29, 2012 were as follows:

	Balance as of June 1, 2011 (net of amortization)	Additions	Amortization	Balance as of February 29, 2012
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	803	140	(112)	831

	$4,323	$140	$(112)	$4,351

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 29, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,263)	831

		$2,505	$(1,263)	$1,242

	May 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	1,954	(1,151)	803

		$2,365	$(1,151)	$1,214

Amortization expense related to intangible assets was $42 and $112 for the three and nine months ended February 29, 2012, respectively, compared to $46 and $155 for the three and nine months ended February 28, 2011, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of February 29, 2012:

Year ending May 31,	Future Amortization
2012 (remaining)	$41
2013	164
2014	164
2015	129
2016	118
Thereafter	215

$831

Note 7: Borrowings

On February 3, 2012, we entered into a fifth amendment to commercial credit agreement (“Credit Agreement Amendment”) with an institutional lender. The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which the lender provides us with a revolving line of credit. The Credit Agreement Amendment amends the Commercial Credit Agreement by (i) increasing the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $10,000 to $25,000; (ii) increasing the letter of credit sublimits from $5,000 to $10,000; (iii) extending the term and maturity date of the Commercial Credit Agreement from October 1, 2012 to October 1, 2015; (iv) amending the interest rate provisions in the loan agreement such that the margin on loans bears interest at the reference rate minus 0.25% or LIBOR plus 1.50%; (v) amending the quick ratio financial covenant; and (vi) amending the minimum tangible net worth financial covenant. We are in compliance with all loan covenants at February 29, 2012.

During the three months ended February 29, 2012, we borrowed and repaid $1,000 under the Commercial Credit Agreement. We do not currently have any loan balance under the Commercial Credit Agreement.

Note 8: Noncash Investing and Financing Activities

We had accounts payable and other accruals related to acquired rental and lease equipment totaling $4,323 and $4,860 as of February 29, 2012 and May 31, 2011, respectively, and $7,276 and $6,167 as of February 28, 2011 and May 31, 2010, respectively, all of which amounts were subsequently paid. During the nine months ended February 29, 2012 and the fiscal year ended May 31, 2011, we transferred $623 and $520, respectively, of demonstration equipment, included in other assets, to rental and lease equipment. There were no similar activities for the nine months ended February 28, 2011 or the fiscal year ended May 31, 2010.

Note 9: Sales-Type Leases

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	February 29, 2012	May 31, 2011
Gross minimum lease payments receivable	$9,811	$7,834
Less – unearned interest	(408)	(356)

Net investment in sales-type lease receivables	$9,403	$7,478

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2012 (remaining)	$2,102
2013	5,233
2014	1,981
2015 2016 Thereafter	380 71 44

$9,811

Note 10: Segment Reporting and Related Disclosures

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

Our equipment pool, based on acquisition cost, consisted of $401,438 of T&M equipment and $38,657 of DP equipment at February 29, 2012 and $347,138 of T&M equipment and $39,654 of DP equipment at May 31, 2011.

Revenues for these product groups were as follows for the three months ended February 29, 2012 and February 28, 2011:

	T&M	DP	Total
2012
Rentals and leases	$28,281	$3,423	$31,704
Sales of equipment and other revenues	27,882	493	28,375

	$56,163	$3,916	$60,079

2011
Rentals and leases	$25,179	$3,500	$28,679
Sales of equipment and other revenues	30,335	436	30,771

	$55,514	$3,936	$59,450

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Revenues for these product groups were as follows for the nine months ended February 29, 2012 and February 28, 2011:

	T&M	DP	Total
2012
Rentals and leases	$83,534	$12,391	$95,925
Sales of equipment and other revenues	82,711	1,736	84,447

	$166,245	$14,127	$180,372

2011
Rentals and leases	$74,402	$12,737	$87,139
Sales of equipment and other revenues	74,799	1,614	76,413

	$149,201	$14,351	$163,552

No single customer accounted for more than 10% of total revenues during the three and nine months ended February 29, 2012 and February 28, 2011.

Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Revenues: (1)
U.S.	$51,986	$51,952	$155,563	$143,951
Other (2)	8,093	7,498	24,809	19,601

Total	$60,079	$59,450	$180,372	$163,552

	As of
	February 29, 2012	May 31, 2011
Net Long-Lived Assets: (3)
U.S.	$208,559	$180,591
Other (2)	50,280	33,491

Total	$258,839	$214,082

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.
(3)	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(in thousands, except per share amounts)

Note 11: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 29, 2012 and February 28, 2011:

	Three Months Ended		Nine Months Ended
	February 29,	February 28,	February 29,	February 28,
	2012	2011	2012	2011
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,983	23,978	23,981	23,972
Effect of dilutive options and restricted stock	196	120	199	86

Diluted shares used in per share calculation	24,179	24,098	24,180	24,058

Net income	$4,995	$5,077	$19,519	$17,417
Earnings per share:
Basic	$0.21	$0.21	$0.81	$0.73
Diluted	$0.21	$0.21	$0.81	$0.72

Note 12: Income Taxes

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

We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. During the second quarter of fiscal 2011, we effectively settled our remaining uncertain tax positions, and derecognized $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, and $1,396 for interest and penalties previously recognized. This derecognition had no effect on our effective tax rate for the three months ended February 28, 2011, and decreased our effective tax rate from 40.0% to 34.8% for the nine months ended February 28, 2011.

We are subject to taxation in the U.S., as well as various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

There were no unrecognized tax benefits for the three and nine months ended February 29, 2012.

Note 13: Commitments and Contingencies

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of February 29, 2012 and May 31, 2011, the results of our operations for the three and nine months ended February 29, 2012 and February 28, 2011, respectively, and cash flows for the nine month periods ended February 29, 2012 and February 28, 2011. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2011, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 9% of our revenues for the nine months ended February 28, 2011 and 8% for the nine months ended February 29, 2012, we believe our data products (“DP”) equipment division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. Our resale agreement with Agilent, which commenced in fiscal 2010 and was recently extended through January 31, 2014, gives us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. Since entering into the resale agreement with Agilent, we have expanded our sales force to support our sales of Agilent’s T&M equipment and have cross trained our new resale organization and existing T&M sales force to provide both new and existing customers a complete product offering, including rental, lease and sales of new and used equipment.

During the third quarter of fiscal 2012 we entered into an agreement with Communication Components Inc. (“CCI”), pursuant to which we became CCI’s exclusive reseller for certain models of its passive intermodulation product line in North America. We are also the non-exclusive reseller for all of CCI’s other products in North America. The one year agreement, which became effective on October 1, 2011, provides customers an additional way to purchase, rent, or finance CCI’s products. We plan to exclusively distribute the products through our existing resale sales channel.

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

On August 24, 2011, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., a Nevada Corporation (“EMT”), for $10.7 million in cash, of which $0.5 million was deposited into an escrow account for any post-closing adjustments. The purchase price was reduced by $0.3 million during the nine months ended February 29, 2012 reflecting the final determination of the post-closing adjustment of the purchase price in accordance with the asset purchase agreement with EMT. (See Note 4 to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.)

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2011 and the first nine months of fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisitions, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our Agilent resale agreement, we experienced strong growth in revenues for fiscal 2011 and the first nine months of fiscal 2012. For the nine months ended February 29, 2012, compared to the nine months ended February 28, 2011, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. Despite our revenue growth, our customers and competitors continue to be affected by the recent recession and ongoing uncertainty in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.

For the nine months ended February 29, 2012, 87% of our rental and lease revenues were derived from T&M equipment, compared to 85% for the first nine months of fiscal 2011. We have experienced growth in our T&M rental and lease revenues, due to increased demand, our acquisition of EMT, a modest increase in rates, and the integration of our new resale organization and existing T&M sales force, while our DP lease revenues declined.

For the first nine months of fiscal 2012, rental revenues were 91% of our rental and lease revenues, compared to 89% for the first nine months of fiscal 2011. The increase is the result of an increase in T&M and DP rental demand, while our lease revenues were unchanged, reflecting a slight increase in T&M lease revenues as a result of the EMT acquisition that was offset by a decline in our DP segment.

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

Profitability and Key Business Trends

Comparing the first nine months of fiscal 2012 to the first nine months of fiscal 2011, our revenues increased by 10.3% from $163.6 million to $180.4 million, our operating profit decreased 1.2% from $26.2 million to $25.9 million and our net income increased by 12.1% from $17.4 million to $19.5 million.

Our rental and lease revenues increased 10.1% from $87.1 million for the first nine months of fiscal 2011 to $95.9 million for the first nine months of fiscal 2012. Our rental revenues have grown as a result of the EMT acquisition in August 2011, increased rental demand and rental rates in our North American and European operations, and the integration of our new resale organization and existing T&M sales force.

In addition, our T&M sales activity increased 10.6% from $74.8 million for the first nine months of fiscal 2011 to $82.7 million for the first nine months of fiscal 2012. Our sales revenues have increased due to continued growth in new equipment sales in connection with our Agilent resale agreement and an increase in our finance leases, offsetting declines in our used equipment sales.

Some of our key profitability measurements are presented below for the nine months ended February 29, 2012 and February 28, 2011:

	Fiscal 2012	Fiscal 2011
Net income per diluted common share (EPS)	$0.81	$0.72
Net income as a percentage of average assets	8.3%	8.0%
Net income as a percentage of average equity	10.9%	10.1%

Our net income includes bargain purchase gains, net of deferred taxes, of $3.4 million and $0.2 million for the nine months ended February 29, 2012 and February 28, 2011, respectively, as a result of our acquisitions of EMT and Telogy, respectively. Our operating profit modestly decreased, as growth in our rental revenues and sales of new equipment were offset by an increase in depreciation expense of $3.8 million, or 10.7%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $6.0 million, or 14.4%, primarily related to the broadening and strengthening of our sales organization in support of our Agilent resale agreement, higher rental demand, and future growth opportunities.

The average amount of our equipment on rent, based on acquisition cost, increased 10.2% to $231.3 million for the first nine months of fiscal 2012 compared to $209.9 million for the same period in fiscal 2011. The average acquisition cost of equipment on lease increased 8.2% to $31.4 million for the first nine months of fiscal 2012 from $29.0 million for first nine months of fiscal 2011. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during the nine months ended February 29, 2012.

Average rental rates for our T&M and DP segments increased by 1.6% from February 28, 2011 to February 29, 2012, while average lease rates declined by 3.9% for the same period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased slightly to 68.0% at February 29, 2012 from 70.3% at February 28, 2011. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 38.8% from 42.7% over the same period.

As of February 29, 2012 and February 28, 2011, our unfilled orders for T&M equipment relating to our Agilent resale agreement were $11.8 million and $15.8 million, respectively.

Results of Operations

Comparison of Three Months Ended February 29, 2012 and February 28, 2011

Revenues

Total revenues for the three months ended February 29, 2012 and February 28, 2011 were $60.1 million and $59.5 million, respectively. The 1.1% increase in total revenues was due to a 10.5% increase in rental and lease revenues and a 7.8% decrease in sales of equipment and other revenues.

Rental and lease revenues for the three months ended February 29, 2012 were $31.7 million, compared to $28.7 million for the same period of the prior fiscal year. This increase reflects the EMT acquisition in August 2011 and an increase in T&M rental demand and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues decreased to $28.4 million for the third quarter of fiscal 2012 from $30.8 million in the prior year quarter. The decrease is due to a decline in our used equipment sales and sales of new T&M equipment through our Agilent resale agreement, partially offset by increased finance lease activity.

Operating Expenses

Depreciation of rental and lease equipment increased in the third quarter of fiscal 2012 to $13.7 million, or 43.1% of rental and lease revenues, from $12.2 million, or 42.5% of rental and lease revenues, in the third quarter of fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, moderately increased as modest improvements in our average rental rates were offset by a slight decrease in our average utilization rates.

Costs of revenues other than depreciation, which primarily includes the cost of equipment sales, decreased to $22.8 million in the third quarter of fiscal 2012 from $24.7 million in the same period of fiscal 2011. This decrease is due to a decline in used equipment sales and sales of new T&M equipment through our Agilent resale agreement, partially offset by an increase in finance lease activity. Related to equipment sales, costs of revenues other than depreciation increased as a percentage of equipment sales to 77.9% in the third quarter of fiscal 2012, from 77.6% of equipment sales in the third quarter of fiscal 2011. Our cost of revenues other than depreciation as a percentage of equipment sales is expected to increase as a result of anticipated growth in sales in connection with our Agilent resale agreement which generally carry a lower margin. Our sales margin is also impacted by competition, the uncertain global economy, and customer requirements and funding.

Selling, general and administrative expenses increased 10.2% to $15.7 million in the third quarter of fiscal 2012 compared to $14.3 million in the third quarter of fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased modestly to 26.2% in the third quarter of fiscal 2012 from 24.0% in the third quarter of fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities.

Income Tax Provision

Our effective tax rate was 37.7% in the third quarter of fiscal 2012, compared to 39.1% in the third quarter of fiscal 2011. The decrease during the three months ended February 29, 2012 was the result of a refund of foreign taxes recognized as tax expense in previous years.

Comparison of Nine Months Ended February 29, 2012 and February 28, 2011

Revenues

Total revenues for the nine months ended February 29, 2012 and February 28, 2011 were $180.4 million and $163.6 million, respectively. The 10.3% increase in total revenues was due to a 10.1% increase in rental and lease revenues and a 10.5% increase in sales of equipment and other revenues.

Rental and lease revenues for the nine months ended February 29, 2012 were $95.9 million, compared to $87.1 million for the same period of the prior fiscal year. This increase reflects the EMT acquisition in August 2011 and an increase in T&M rental demand and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $84.4 million for the first nine months of fiscal 2012 from $76.4 million in the same period of the prior fiscal year. The increase is due to an increase in our sales of new T&M equipment through our Agilent resale agreement and increased finance lease activity, partially offset by a decline in the sales of used equipment.

Operating Expenses

Depreciation of rental and lease equipment increased in the first nine months of fiscal 2012 to $39.6 million, or 41.3% of rental and lease revenues, from $35.8 million, or 41.0% of rental and lease revenues, in the first nine months of fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, was essentially unchanged as modest improvements in our average rental rates were offset by a slight decrease in our average utilization rates.

Costs of revenues other than depreciation, which primarily includes the cost of equipment sales, increased to $67.4 million in the nine months ended February 29, 2012 from $60.0 million in the same period of fiscal 2011. This increase is due to an increase in sales of new T&M equipment through our Agilent resale agreement and increased finance lease activity, partially offset by a decline in used equipment sales. Related to equipment sales, costs of revenues other than depreciation increased as a percentage of equipment sales to 77.7% in the first nine months of fiscal 2012, from 76.9% of equipment sales in the first nine months of fiscal 2011. Our cost of revenues other than depreciation as a percentage of equipment sales is expected to increase as a result of anticipated growth in sales in connection with our Agilent resale agreement which generally carry a lower margin. Our sales margin is also impacted by competition, the uncertain global economy, and customer requirements and funding.

Selling, general and administrative expenses increased 14.4% to $47.5 million in the first nine months of fiscal 2012 compared to $41.5 million in the first nine months of fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased to 26.4% in the first nine months of fiscal 2012 from 25.4% in the first nine months of fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase

We recorded a gain on bargain purchase, net of deferred tax, of $3.4 million during the first nine months of fiscal 2012 related to our acquisition of EMT and $0.2 million during the same prior year period related to our acquisition of Telogy. The gain on bargain purchase, net of deferred tax, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT and Telogy acquisitions, respectively, over the respective purchase prices. A majority of the Telogy bargain purchase gain was recorded in fiscal 2010, the year of acquisition. We believe that we were able to negotiate bargain purchase prices as a result of our access to the liquidity necessary to complete the transactions, and the recurring losses and bankruptcy filings of both EMT and Telogy.

Income Tax Provision

Our effective tax rate was 34.2% in the first nine months of fiscal 2012, compared to 34.8% in the first nine months of fiscal 2011. Our effective tax rate for the nine months ended February 29, 2012 includes bargain purchase gain, net of deferred taxes, of $3.4 million, resulting from our purchase of EMT on August 24, 2011, compared to $0.2 recorded in the prior year period. Bargain purchase gains are recorded net of deferred taxes, and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. Our effective tax rate for the nine months ended February 28, 2011 includes the benefit from derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions. See Note 12 to our condensed consolidated financial statements for further discussion.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $78.7 million of rental and lease equipment during the first nine months of fiscal 2012 compared to $69.8 million during the first nine months of fiscal 2011.

Dividends

During the first nine months of fiscal 2012, we paid dividends of $0.60 per common share or $0.80 per annum, amounting to an aggregate of $14.5 million. In the first nine months of fiscal 2011, we paid dividends of $0.45 per common share or $0.60 per annum, amounting to an aggregate of $10.8 million. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $8.9 million at February 29, 2012, or a decline of $32.6 million from May 31, 2011. This reflects our use of cash to pay increased dividends to shareholders as well as cash used to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2009 we have returned $81.5 million in cash to our shareholders, and in fiscal 2011 we increased our annual dividend rate from $0.60 per common share to $0.80 per common share, as described above. We have also made payments of $35.4 million in connection with the acquisitions of Telogy and EMT and invested heavily in new equipment to take advantage of key new customer opportunities. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities, and therefore we may need to draw upon our $25 million unused line of credit with a bank. We may also need to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities. Given our growth record achieved with no debt, we believe that we have ample access to borrowing capacity, and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth.

Cash Flows and Credit Facilities

During the first nine months of fiscal 2012 and 2011, net cash provided by operating activities was $54.7 million and $42.4 million, respectively. The increase in operating cash flow for fiscal 2012 was primarily attributable to an improvement in working capital as well as a tax refund of approximately $2.5 million for the first nine months of fiscal 2012 compared to fiscal 2011.

During the first nine months of fiscal 2012 and 2011, net cash used in investing activities was $72.8 million and $35.2 million, respectively. The increase in cash used in investing activities for the first nine months of fiscal 2012 was due, in part, to payments for purchases of rental and lease equipment $78.7 million for the nine months ended February 29, 2012 compared to $69.8 million for the nine months ended February 28, 2011, a decrease in the proceeds from sale of rental and lease equipment to $17.1 million for fiscal 2012 compared to $20.8 million for the first nine months of fiscal 2011, and cash paid for the acquisition of EMT of $10.6 million. There were no redemptions of investments, trading, during the first nine months of fiscal 2012 compared to $14.3 million for the same period of fiscal 2011.

Net cash flows used in financing activities were $14.4 million and $10.6 million for the first nine months of fiscal 2012 and 2011, respectively. These funds used were primarily composed of payments for dividends of $14.5 million and $10.8 million for the first nine months of fiscal 2012 and 2011, respectively.

We have a $25.0 million revolving line of credit pursuant to a commercial credit agreement with an institutional lender to meet equipment acquisition needs as well as working capital and general corporate requirements. The commercial credit agreement includes certain financial covenants and operating restrictions. We agreed with the lender to increase the revolving line of credit effective February 3, 2012 from $10.0 million to $25.0 million. We had no bank borrowings outstanding or off balance sheet financing arrangements at February 29, 2012.

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

During the first nine months of fiscal 2012, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

Item 4.	Controls and Procedures.

As of February 29, 2012, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material litigation, excluding any ordinary routine legal proceedings and claims incidental to our business.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.23	Fifth amendment to Commercial Credit Agreement dated as of February 3, 2012 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 9, 2012.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

Date: April 4, 2012	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)