Form 10-K
period 2012-05-31
ELECTRO RENT CORP
filed 2012-08-13
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2011, was $309,305,540.

Number of shares of the registrant’s common stock outstanding as of August 10, 2012: 23,995,626.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in the Proxy Statement for the Annual Shareholders Meeting of Shareholders to be held on October 11, 2012 that is required by Part III of this Form 10-K is incorporated herein by reference.

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

PART I

Item 1. Business.

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix Inc. (“Tektronix”) primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 7% of our revenues in fiscal 2012, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM and Toshiba. We have also recently expanded our efforts in the rental, lease and sale of industrial equipment such as electrical test equipment and inspection equipment.

The Electro Rent Approach. For the most part, customers who purchase or lease equipment from us place orders through our inside sales force, which has access to our proprietary computer system that is updated in real time for equipment availability and pricing. In the case of rentals and some leases, we generally use a pool of equipment we have previously purchased for that purpose, or we may add equipment to that pool to fill a lease or rental order if the addition makes economic sense. Our equipment fulfillment team typically can arrange delivery of equipment from our pool to our customers within one or two days of a request. Most of our equipment is technically complex and must be tested and serviced when returned to us. We do most of that testing in house, using a team of experienced technicians and our state of the art calibration laboratory.

Although our customers respond to equipment pricing and availabilities in making their decisions to choose to work with us, we believe that our success also depends on other factors:

•

Customer Responsiveness. Our customer service, responsiveness and expert technical staff provide us a key competitive advantage. Our resale channel for Agilent T&M equipment, for the United States and Canada, has enabled us to substantially expand the number and technical expertise of our T&M sales force, which at approximately 99 persons is the largest among our principal competitors. We believe our management team is the most experienced and stable in the industry, averaging 28 years at Electro Rent. In 2008 and 2009, Forbes magazine named us as one of their “100 Most Trustworthy Companies” out of the more than 8,000 publicly traded companies for what Forbes termed “transparent and conservative accounting practices and solid corporate governance and management.” Also, we were honored as a Frost & Sullivan 2012 company of the year.

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

•

Inventory Management Systems. To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment when we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our inventory and pricing in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches.

Our Strategic Growth Initiatives. We believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure through internal growth and external acquisitions. Despite the global economic downturn, we have used our strong balance sheet to make significant equipment purchases to meet T&M rental demand, support areas of potential growth and keep our equipment pool technologically up-to-date. In response to increasing customer demand, we increased our purchases of equipment during fiscal 2012 by 5.6% compared to fiscal 2011, excluding an additional $15.8 million of rental equipment, at fair value, acquired in connection with our purchase of certain assets and post-closing liabilities of Equipment Management Technology, Inc. (“EMT”) in August 2011. As a result, we have been able to expand and upgrade our equipment base with equipment that is limited in supply but growing in demand, enhancing our ability to meet the needs of a wide range of customers, as well as expand our equipment pool offerings in some related areas such as telecom and industrial products.

Our Markets and Competition. We believe the North American general purpose test equipment rental market generates in excess of $300 million of annual rental and lease revenue, and is characterized by intense competition from several large competitors. Although no single competitor holds a dominant market share in North America, our primary competitors in the T&M rental area include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC, and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe, and ORIX Corporation and a number of local operators in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors. Our competitors engage in aggressive pricing for both rentals and sales. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Rentals, Source One Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has led to industry consolidation. We acquired two competitors during the last fifteen years and SmartSource, our largest competitor, has expanded primarily due to its numerous acquisitions. While we have focused on the rental of large quantities of computers to unique customers, SmartSource concentrates more on audio visual and trade show technology rentals.

Our Backlog. As of May 31, 2012, we had a sales order backlog for new T&M equipment of $8.4 million, compared to $17.0 million as of May 31, 2011 and $9.7 million as of May 31, 2010. The decline in backlog for fiscal 2012 is primarily due to shorter manufacturing lead time.

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

International Operations. We have rental, leasing and sales activity in foreign countries, which in the aggregate accounted for approximately 13.8% of our revenues in 2012, 12.6% in 2011 and 14.6% in 2010. Selected financial information regarding our international operations is presented below:

Year ended May 31, (in thousands)	2012	2011	2010

Revenues: [1]
U.S.	$214,354	$199,861	$124,618
Other [2]	34,200	28,868	21,249

Total	$248,554	$228,729	$145,867

As of May 31, (in thousands)	2012	2011	2010

Net Long Lived Assets: [3]
U.S.	$211,759	$180,591	$166,533
Other [2]	49,595	33,491	25,206

Total	$261,354	$214,082	$191,739

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries that each individually accounts for less that 10% of the total revenues or assets.

[3]	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

For risks relating to our international operations, see “Item 1A. Risk Factors – Risks Associated with International Operations.”

Other Information about Us. The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Years ended May 31, (in thousands)	T&M	DP	Total

2012
Rentals and leases	$113,540	$16,197	$129,737
Sales of equipment and other revenues	116,417	2,400	118,817

	$229,957	$18,597	$248,554

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

The majority of our rental equipment inventory not out on rent is located at our Van Nuys, California warehouse and is serviced by an ISO9001:2000 and AS9100 Revision B registered and compliant laboratory. We also service our customers through sales offices and calibration and service centers in the United States, Canada, China and Europe, which are linked by a proprietary on-line computer system. These centers also function as depots for the sale of used equipment.

For additional financial information about our segments, see Note 14 to our consolidated financial statements included in this Form 10-K.

No single customer accounted for more than 10% of our total revenues during fiscal 2012, 2011 or 2010. We do not derive any significant portion of our revenues from direct United States Government contracts.

We have no material patents, trademarks, licenses, franchises or concessions.

At May 31, 2012, we employed approximately 393 individuals. With the exception of China, none of these employees are a member of a labor union. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 23,995,626 shares outstanding as of August 10, 2012, as of such date, we are authorized to issue up to 385,239 shares of Common Stock upon conversion of our stock units previously granted under our equity incentive plan.

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

Risks Associated with Changing Economic Conditions. In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services declines. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, electronics and telecommunications industries. Continued slowdowns in the U.S. and global economy, or one or more of these specific industries, may result in lower demand and price pressure and could have a material adverse effect on our operating results and stock price. In fact, in fiscal 2002 and fiscal 2003, the U.S. economy experienced a downturn, and the core industries we serve were negatively impacted. As a result, we experienced a decline in revenues, and we recorded a loss on impairment of goodwill and intangibles. In fiscal 2010, the recession in the U.S. and global economy resulted in reduced revenues and a decline in our operating results. During fiscal 2011 and 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisitions, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these improvements, and sales of T&M equipment in connection with our resale channel, we experienced strong growth in revenues for fiscal 2011 and 2012. In fiscal 2012, compared to fiscal 2011, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. Despite our revenue growth, our customers and competitors continue to be affected by the recent recession and ongoing uncertainty in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.

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

Additionally, our operating results are subject to quarterly fluctuations resulting from a variety of factors, including remarketing activities, product announcements by manufacturers, economic conditions and variations in the financial mix of new rentals and leases. The financial mix of new rentals and leases is a result of a combination of factors such as:

•	changes in customer demands and/or requirements;

•	new product announcements;

•	price changes;

•	changes in delivery dates;

•	changes in maintenance policies and the pricing policies of equipment manufacturers; and

•	price competition from other rental, leasing and finance companies.

Other Factors. Other factors that may affect our operating results include:

•	competitive forces within our current and anticipated future markets;

•	changes in interest rates;

•	our ability to attract customers and meet their expectations;

•	currency fluctuations and other risks of international operations;

•	general economic conditions;

•	differences in the timing of our spending on acquiring equipment, renting or leasing that equipment and receiving revenues from our customers; and

•	changes and reductions to government spending that could negatively impact our customers in the aerospace and defense industry.

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

Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from both established entities and new entries in the market. Our primary competitors in the North American T&M rental area include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe and ORIX Corporation in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors.

The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Rentals, Source One Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has led to industry consolidation. We acquired two competitors during the last sixteen years and SmartSource, our largest competitor, has expanded primarily due to its numerous acquisitions.

Our competitors engage in aggressive pricing for both rentals and sales. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS

If we do not adequately anticipate and respond to the risks inherent in international operations, it could have a material adverse effect on our operating results and stock price.

Currency Risks. We generated 13.8% of our revenues from international operations during the past fiscal year. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Although we use foreign currency forward contracts to mitigate the risks associated with fluctuations in exchange rates, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

About 92% of our equipment portfolio at acquisition cost consists of general purpose T&M instruments purchased from leading manufacturers such as Agilent and Tektronix. The remainder of our equipment pool consists of personal computers and workstations, which include personal computers from Dell, Apple, and Toshiba and workstations primarily from Hewlett Packard. We depend on these manufacturers and suppliers to contract for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. If this should occur, we can make no assurance that we will be able to secure necessary equipment from an alternative source on acceptable terms and our business and stock price may be materially and adversely affected.

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

As of August 10, 2012, our executive officers and directors collectively own approximately 21.8% of our Common Stock.

As of that date, (i) Mr. Daniel Greenberg, our Chairman and Chief Executive Officer, beneficially owns approximately 19.9% of our outstanding shares of Common Stock, and (ii) one other shareholder controls 16.1% of our outstanding shares of Common Stock. Consequently, these shareholders may have significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.

RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES

If we cannot successfully implement any recent or future acquisitions or new business ventures, it could have a material adverse effect on our operating results and stock price.

On occasion, we evaluate business opportunities that appear to fit within our overall business strategy. We have completed the following acquisitions in recent years:

•

In fiscal 2010, we acquired certain assets and select post-closing liabilities of Telogy, LLC (“Telogy”), a private company headquartered in Union City, California, and a leading provider of electronic T&M equipment.

•	In fiscal 2012, we acquired certain assets and select post-closing liabilities of EMT, a private company based in Las Vegas, Nevada, and a provider of electronic T&M equipment.

In fiscal 2010, we became a reseller of Agilent’s new T&M equipment in the U.S. and Canada, resulting in the hiring of additional sales and support staff. We could decide to pursue one or more other opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:

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

RISKS ASSOCIATED WITH CHANGES IN GOVERNMENT SPENDING

We have customers in the aerospace and defense industry that derive a significant amount of revenue from the U.S. Government.

The federal government is implementing significant changes and reductions to government spending and other programs. In addition, uncertainty and other concerns resulting from previously announced defense spending reductions and the potential future, additional reductions have impacted, and are likely to continue to impact, the manner in which our customers in the aerospace and defense industry make procurement decisions, resulting in reduced demand by such customers in our rental services and resale business. A shift in government priorities to government programs in which our customers do not participate and/or reductions in funding for or the termination of government programs in which our customers do participate, unless offset by other programs and opportunities, could have a material adverse effect on the demand of our services and products and, as a consequence, our financial results.

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

As of May 31, 2012, we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in Mechelen, Belgium, and Beijing, China.

Our facilities aggregate approximately 269,000 square feet as of May 31, 2012. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.0 million in fiscal 2012. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock; Holders.

Our common stock is quoted on the NASDAQ stock market under the symbol ELRC. There were approximately 323 shareholders of record at August 10, 2012. The following table sets forth, for the period shown, the high and low sale prices of our Common Stock as reported by NASDAQ.

	Fiscal Year 2012		Fiscal Year 2011
	High	Low	High	Low
First Quarter	$17.98	$13.55	$14.36	$11.09
Second Quarter	17.30	12.64	15.68	11.99
Third Quarter	18.93	15.65	17.19	14.56
Fourth Quarter	19.35	13.51	17.80	13.76

Sales of Unregistered Securities.

We did not make any unregistered sales of our securities during the quarter ended May 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of May 31, 2012 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

EQUITY COMPENSATION PLAN INFORMATION

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
0	$0	615,256

Stock Repurchases.

We have from time to time repurchased shares of our common stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock.

We did not repurchase any shares in fiscal 2012 and 2011, respectively. During fiscal 2010, we repurchased 44,114 shares of our common stock. We may choose to make additional open market or other purchases of our common stock in the future, but we have no commitment to do so.

Dividends.

Since July 2007, we have been paying quarterly dividends in each January, April, July and October. The total amount of cash dividends we paid in fiscal 2012, 2011 and 2010 is discussed under “Item 7. Management’s Discussion and Analysis and Results of Operations-Liquidity and Capital Resources.” We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made by our Board of Directors in each quarter, subject to compliance with applicable law.

Performance Graph.

This graph compares our total shareholder return with (1) the NASDAQ Composite Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2007 and ending May 31, 2012. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

Cumulative Five Year Total Return

Value of $100 Invested on May 31, 2007

Fiscal Years Ended May 31

	2007	2008	2009	2010	2011	2012
Electro Rent Corporation	100	101	73	108	127	120
NASDAQ Composite	100	98	69	89	113	114
Russell 2000	100	89	61	82	106	96
Value Line Industrial Services	100	102	87	112	154	143

Item 6. Selected Financial Data.

(in thousands, except per share amounts)

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data” below and other financial and statistical information included in this Form 10-K.

	Fiscal year ended May 31,
	2012 (1)	2011	2010 (2)	2009	2008

Operations data:
Revenues	$248,554	$228,729	$145,867	$130,481	$144,536

Costs of revenues and depreciation	148,507	134,571	81,666	68,630	69,901
Selling, general and administrative expenses	63,961	57,423	46,447	44,456	43,940
Operating profit	36,086	36,735	17,754	17,395	30,695
Bargain purchase gain, net (3)	(3,435)	(202)	(679)	—	—
Interest and other, net	(484)	(352)	(1,599)	(1,507)	(3,292)

Income before income taxes	40,005	37,289	20,032	18,902	33,987
Income tax provision	14,233	13,533	8,435	7,150	12,883

Net income	$25,772	$23,756	$11,597	$11,752	$21,104

Earnings per share:
Basic	$1.07	$0.99	$0.48	$0.47	$0.81
Diluted	$1.07	$0.99	$0.48	$0.47	$0.81
Shares used in per share calculation:
Basic	23,983	23,974	23,932	24,899	25,910
Diluted	24,152	24,072	24,004	24,980	26,079

Balance sheet data (at end of year):
Total assets	$329,831	$305,927	$276,068	$271,334	$293,082
Shareholders’ equity	$248,131	$240,375	$229,962	$228,753	$256,108
Shareholders’ equity per common share	$10.34	$10.02	$9.60	$9.55	$9.87
Cash dividends declared per common share	$0.80	$0.60	$0.45	$0.75	$0.35

(1)	Includes the post-acquisition operating results and year-end balance sheet information for the assets acquired from EMT on August 24, 2011. (See Note 3 to the consolidated financial statements included in this Form 10-K)

(2)	Includes the post-acquisition operating results and year-end balance sheet information for the assets acquired from Telogy on March 31, 2010. (See Note 3 to the consolidated financial statements included in this Form 10-K)

(3)	The estimated fair value of the net assets acquired from EMT in fiscal 2012, and Telogy in fiscal 2010, exceeded the acquisition cost, resulting in bargain purchase gains with respect to these transactions.

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

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic T&M equipment. We purchase that equipment from leading manufacturers such as Agilent and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represents only approximately 7%, 8% and 13% of our revenues in fiscal 2012, 2011 and 2010, respectively, we believe our DP division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, Hewlett Packard and Toshiba.

We became a reseller for Agilent in fiscal 2010. Through January 31, 2014, we have the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. Since establishing our resale channel, we have expanded our sales force to support our sales of Agilent’s T&M equipment and have cross trained our new resale organization and existing T&M sales force to provide both new and existing customers a complete product offering, including rental, lease and sales of new and used equipment.

On March 31, 2010, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and select liabilities of Telogy for $24.7 million in cash, subject to post-closing adjustments. The purchase price was reduced by $0.3 million in fiscal 2011 reflecting the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the asset purchase agreement with Telogy. Telogy, headquartered in Union City, California, was a leading provider of electronic T&M equipment in North America.

On August 24, 2011, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and the assumption of specified post-closing liabilities of EMT, for $10.7 million in cash, of which $0.5 million was deposited into an escrow account for any post-closing adjustments. The purchase price was reduced by $0.3 million reflecting the final determination of the post-closing adjustment of the purchase price in accordance with the asset purchase agreement with EMT. (See Note 3 to the consolidated financial statements included in this Form 10-K.)

Our financial results for fiscal 2010 were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2011 and 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisitions, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of new Agilent T&M equipment, we experienced strong growth in revenues for fiscal 2011 and 2012. For fiscal 2012 compared to fiscal 2011, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. Despite our revenue growth, our customers and competitors continue to be affected by the recent recession and ongoing uncertainty in the U.S. and global economy, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may continue into future periods.

In fiscal 2012, 88% of our rental and lease revenues were derived from T&M equipment, compared to 86% for fiscal 2011. We have experienced growth in our T&M rental and lease revenues, due to increased demand, our acquisition of EMT, a modest increase in rates, and the integration of our new resale organization and existing T&M sales force, while our DP lease revenues declined.

For fiscal 2012 and 2011, rental revenues were 90% of our rental and lease revenues. Although we have experienced an increase in T&M and DP rental demand, our lease revenues have also increased as a result of the EMT acquisition.

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

Profitability and key business trends

Comparing fiscal 2012 to fiscal 2011, our revenues increased by 8.7% from $228.7 million to $248.6 million, our operating profit decreased 1.8% from $36.7 million to $36.1 million and our net income increased by 8.5% from $23.8 million to $25.8 million.

Our rental and lease revenues increased 9.9% from $118.1 million to $129.7 million. Our rental and lease revenues have grown as a result of the EMT acquisition in August 2011, increased rental demand and rental rates in our North American and European operations, and the integration of our new resale organization and existing T&M sales force.

In addition, our T&M sales and other revenues increased 7.3% from $108.5 million to $116.4 million. Our sales revenues have increased due to continued growth in sales of new Agilent equipment and an increase in our finance leases, offsetting declines in our used equipment sales.

Some of our key profitability measurements are presented below:

	Fiscal 2012	Fiscal 2011	Fiscal 2010

Net income per diluted common share (EPS)	$1.07	$0.99	$0.48
Net income as a percentage of average assets	8.1%	8.2%	4.2%
Net income as a percentage of average equity	10.7%	10.3%	5.2%

Our net income includes bargain purchase gains, net of deferred taxes, of $3.4 million and $0.2 million for fiscal 2012 and 2011, respectively, as a result of our acquisitions of EMT and Telogy, respectively. Our operating profit modestly decreased, as growth in our rental revenues and sales of new equipment were offset by lower used equipment sales and an increase in depreciation expense of $5.7 million, or 12.0%, as we have invested in additional rental equipment to support our growth, and an increase in selling, general and administrative expenses of $6.5 million, or 11.4%, primarily related to the broadening and strengthening of our sales organization in support of our resale channel, higher rental demand, and future growth opportunities.

The amount of our equipment on rent, based on acquisition cost, increased 13.8% to $244.1 million at May 31, 2012 from $214.5 million at May 31, 2011. Acquisition cost of equipment on lease increased 18.0% to $32.8 million at May 31, 2012 from $27.8 million at May 31, 2011.

The average amount of our equipment on rent, based on average acquisition cost, increased 10.4% to $234.1 million for fiscal 2012 from $212.1 million for fiscal 2011. The average acquisition cost of equipment on lease increased 10.3% to $31.7 million for fiscal 2012 from $28.7 million for fiscal 2011. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during fiscal 2012.

Average rental rates for our T&M and DP segments increased by 1.0% for fiscal 2012 from fiscal 2011, while average lease rates declined by 2.8% for the same period. Average utilization for our T&M equipment pool, based on average cost of equipment on rent and lease compared to the total average equipment pool, was 67.7% for fiscal 2012 compared to 70.0% for fiscal 2011. Over the same period, the average utilization of our DP equipment pool decreased to 38.1% from 41.9%.

RESULTS OF OPERATIONS

Fiscal 2012 Compared with Fiscal 2011

Total Revenues: Total revenues for fiscal 2012 and 2011 were $248.6 million and $228.7 million, respectively. The 8.7% increase in total revenues was due to a 9.9% increase in rental and lease revenues and a 7.4% increase in sales of equipment and other revenues.

Rental and lease revenues for fiscal 2012 were $129.7 million, compared to $118.1 million for the prior fiscal year. This increase reflects the EMT acquisition in August 2011 and an increase in T&M rental demand and rental rates in our North American and European operations, due to improved market conditions and the integration of our new resale organization and existing T&M sales force, providing additional rental opportunities to an expanding customer base. This increase was offset by a decline in lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $118.8 million for fiscal 2012 from $110.7 million in fiscal 2011. The increase is due to an increase in our sales of new T&M equipment through our resale channel and increased finance lease activity, partially offset by a decline in the sales of used equipment. Our unfilled sales orders for new T&M equipment were $8.4 million at May 31, 2012, compared to $17.0 million at May 31, 2011. The decline in backlog for fiscal 2012 is primarily due to shorter manufacturing lead time.

Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment increased in fiscal 2012 to $53.7 million, or 41.4% of rental and lease revenues, from $47.9 million, or 40.6% of rental and lease revenues, in fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased slightly as modest improvements in our average rental rates were offset by a decrease in our average utilization rates.

Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation increased 9.5% to $94.9 million in fiscal 2012 from $86.6 million in fiscal 2011. Costs of revenues other than depreciation primarily include the cost of equipment sales, which increased as a percentage of equipment sales to 77.8% in fiscal 2012 from 77.0% for fiscal 2011. This increase is due to a decrease in used equipment sales and an increase in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 11.4% to $64.0 million in fiscal 2012 compared to $57.4 million in fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased modestly to 25.7% in fiscal 2012 from 25.1% in fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales organization in support of our resale channel and higher rental demand.

Operating Profit: Although our rental and lease revenues and sales of equipment have increased, due in part to the EMT acquisition in fiscal 2012 and growth in our sales of new T&M equipment, operating profit decreased 1.8% to $36.1 million, or 14.5% of total revenues, in fiscal 2012, compared to an operating profit of $36.7 million, or 16.1% of total revenues, in fiscal 2011. This decrease is due primarily to lower used equipment sales, which have high margins; lower equipment utilization, resulting in a higher depreciation ratio; and an increase in our selling, general and administrative expenses in support of current and future demand.

Gain on Bargain Purchase: We recorded gain on bargain purchase, net of deferred taxes, of $3.4 million during fiscal 2012 related to our acquisition of EMT and $0.2 million during fiscal 2011 related to our acquisition of Telogy. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT and Telogy acquisitions, respectively, over the respective purchase prices. A majority of the Telogy bargain purchase gain was recorded in fiscal 2010, the year of acquisition. We believe that we were able to negotiate bargain purchase prices as a result of our access to the liquidity necessary to complete the transactions, and the recurring losses and bankruptcy filings of both EMT and Telogy.

Income Tax Provision: Our effective tax rate was 35.6% for fiscal 2012, compared to 36.3% for fiscal 2011. Our effective tax rate for fiscal 2012 includes our bargain purchase gain, net of deferred taxes, of $3.4 million compared to $0.2 for the prior year period, resulting from of our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. Our effective tax rate for fiscal 2011 includes the benefit from derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions. (See Note 6 to our consolidated financial statements included in this Form 10-K.)

Fiscal 2011 Compared with Fiscal 2010

Total Revenues: Total revenues for fiscal 2011 and 2010 were $228.7 million and $145.9 million, respectively. The 56.8% increase in total revenues was due to a 25.3% increase in rental and lease revenues and a 114.2% increase in sales of equipment and other revenues.

Rental and lease revenues in fiscal 2011 were $118.1 million, compared to $94.2 million in fiscal 2010. This increase reflects an increase in our T&M and DP rental activity and rental rates in our North American and European operations, due to improved market conditions, the acquisition of Telogy in the fourth quarter of fiscal 2010, and an increase in T&M leasing activity that was partially offset by a continued decline in DP leasing demand.

Sales of equipment and other revenues increased to $110.7 million for fiscal 2011 from $51.7 million in fiscal 2010. The increase is due to the full year effect of sales of new T&M equipment through our resale channel and an increase in our sales of used equipment in our T&M business, due in part to a large sale to a customer, partially offset by a decline in finance lease activity and distribution sales. Our unfilled sales orders for new T&M equipment were $17.0 million at May 31, 2011, compared to $9.7 million at May 31, 2010.

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

Costs of Revenues Other Than Depreciation: Costs of revenues other than depreciation increased 121.8% to $86.6 million in fiscal 2011 from $39.1 million in fiscal 2010. Costs of revenues other than depreciation primarily include the cost of equipment sales, which increased as a percentage of equipment sales to 77.0% in fiscal 2011 from 73.2% for fiscal 2010. This increase is due to an increase in sales of new T&M equipment, which generally carry a lower margin than used equipment sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 23.6% to $57.4 million in fiscal 2011 compared to $46.4 million in fiscal 2010. Our selling, general and administrative expenses increased primarily due to additional sales and support staff in connection with our resale channel. As a percentage of total revenues, selling, general and administrative expenses decreased to 25.1% in fiscal 2011 from 31.8% in fiscal 2010, due to the increase in total revenues.

Operating Profit: As a result of significant growth in both our rental and lease revenues and our sales of equipment and other revenues, due to improved market conditions, the acquisition of Telogy in the fourth quarter of fiscal 2010, and growth in our sales of new T&M equipment, operating profit increased 106.9% to $36.7 million, or 16.1% of total revenues, in fiscal 2011, compared to an operating profit of $17.8 million, or 12.2% of total revenues, in fiscal 2010.

Interest Income, Net: Interest income, net, was $0.4 million in fiscal 2011, compared to $1.6 million in fiscal 2010, due to a lower cash balance, lower interest rates on our money market funds, and the redemption of our auction rate securities (“ARS”) (which carried a higher interest rate) in our first fiscal quarter of fiscal 2011.

Income Tax Provision: Our effective tax rate was 36.3% for fiscal 2011, compared to 42.1% for fiscal 2010. The decrease is due primarily to the derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions in fiscal 2011. (See Note 6 to our consolidated financial statements included in this Form 10-K.)

Liquidity and Capital Resources

Capital Expenditures. During the last three fiscal years, our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $96.7 million of rental and lease equipment during fiscal 2012, $91.5 million in fiscal 2011, and $56.9 million in fiscal 2010. In response to increasing customer demand beginning in the second half of fiscal 2010 and continuing throughout fiscal 2011 and 2012, purchases of equipment in fiscal 2012 were 5.6% higher than fiscal 2011. In connection with our acquisitions of EMT in fiscal 2012 and Telogy in fiscal 2010, we acquired $15.8 million and $22.9 million, respectively, at fair value, of rental and lease equipment.

Share Repurchases and Dividends. We periodically repurchase shares of our common stock under an authorization from our board of directors. Shares we repurchase are retired and returned to the status of authorized but unissued stock. During fiscal 2010, we repurchased 44 shares of our common stock for $0.4 million at an average price per share of $8.94. There were no shares repurchased in fiscal 2012 and 2011. We may make repurchases of our common stock in the future through open market transactions or otherwise, but we have no commitments to do so.

For fiscal 2012, 2011 and 2010, we paid aggregate dividends of $19.4 million, $14.4 million and $14.4 million, respectively. The amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Dividend and Repurchase Summary

		Fiscal Year Ended May 31,
(in thousands, except per share information)	Three Year Totals	2012	2011	2010

Cash dividends paid	$48,187	$19,378	$14,449	$14,360
Shares repurchased	44	—	—	44
Average price per share repurchased	$8.94	$—	$—	$8.94
Aggregate purchase price	$395	$—	$—	$395
Total cash returned to shareholders	$48,582	$19,378	$14,449	$14,755

Cash and Cash Equivalents and Investments. The balance of our cash and cash equivalents was $9.3 million as of May 31, 2012, a decline of $32.2 million from May 31, 2011. This reflects our use of cash to pay increased dividends to shareholders as well as cash used to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2010 we have returned $48.6 million in cash to our shareholders. We have also made payments of $34.7 million in connection with the acquisitions of EMT in fiscal 2012 and Telogy in fiscal 2010, and invested heavily in new equipment to take advantage of key new customer opportunities. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities and, therefore, we may need to draw further upon our $25 million unused bank line of credit. During fiscal 2012 we borrowed and repaid $3.3 million on our line of credit. We may also need to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities. Given the growth we achieved without any debt, we believe that we have ample access to borrowing capacity, and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth.

During the second quarter of fiscal 2010, we sold our investments available-for-sale, which consisted of corporate and government bond funds, for $28.7 million, including a realized gain of $0.8 million which we included in interest income, net, in our consolidated statements of operations.

Cash Flows and Credit Facilities. We have three principal sources of liquidity: cash flows provided by our operating activities, proceeds from the sale of equipment from our portfolio, and external funds that historically have been provided by bank borrowings.

During fiscal 2012, 2011, and 2010 net cash provided by operating activities was $69.9 million, $68.8 million and $34.2 million, respectively. Operating cash flow for fiscal 2012 was comparable to fiscal 2011 as improvements in working capital, including a tax refund of $2.5 million, and an increase in income, after giving effect to non-cash items, was offset by a significantly smaller increase in our deferred tax liability. The increase in our deferred tax liability in fiscal 2011 benefited from a retroactive adjustment for fiscal 2010 as a result of the enactment of bonus depreciation.

The increase in our operating cash flow for fiscal 2011 compared to fiscal 2010 was due primarily to:

•	an increase in income, after giving effect to non-cash items, for fiscal 2011; and

•

an increase in our deferred tax liability of $23.5 million, due to the effective settlement of $4.5 million in unrecognized tax positions during fiscal 2011, and the benefits (including retroactively for fiscal 2010) from the enactment of bonus depreciation;

•	Partially offset by an increase in our demonstration pool inventory of $3.1 million and recording of an income tax receivable of $3.1 million.

During fiscal 2012, 2011 and 2010 net cash used in investing activities was $82.9 million, $45.7 million and $9.5 million, respectively. The increase in cash used in investing activities for fiscal 2012 was primarily due to increased purchases of rental and lease equipment of $96.7 million, compared to $91.5 million and $56.9 million for fiscal 2011 and 2010, respectively. For fiscal 2012 and 2011, there were no purchases of investments or redemptions of investments, available-for-sale, compared to redemptions of investments, available-for-sale, of $28.7 million in fiscal 2010. There were no redemptions of investments, trading, in fiscal 2012, compared to redemptions of investments, trading, of $14.3 million and $7.3 million for fiscal 2011 and 2010, respectively. Proceeds from sale of rental and lease equipment decreased to $25.0 million for fiscal 2012 compared to $32.9 million for fiscal 2011 and $36.7 million for fiscal 2010. Fiscal 2012 includes cash paid for the acquisition of EMT of $10.3 million, and fiscal 2010 includes cash paid for the acquisition of Telogy of $24.7 million.

Net cash flows used in financing activities were $19.3 million for fiscal 2012, compared to $14.2 million in fiscal 2011 and 2010, respectively. These funds used were primarily composed of payments for dividends of $19.4 million for fiscal 2012 and $14.4 million for fiscal 2011 and 2010, respectively. There were no payments for the repurchase of common stock for fiscal 2012 and 2011, compared to $0.4 million in fiscal 2010.

As the following table illustrates, aggregate cash flows from operating activities and proceeds from the sale of equipment have provided 109% of the funds required for equipment purchased for the three years ended May 31, 2012, excluding equipment purchased in connection with acquisitions.

(in thousands)	Three Years Ended May 31, 2012	2012	2011	2010

Cash flows from operating activities[1]	$172,799	$69,875	$68,751	$34,173
Proceeds from sale of equipment	94,620	25,042	32,917	36,661

Total	267,419	94,917	101,668	70,834
Payments for equipment purchases	(245,138)	(96,709)	(91,538)	(56,891)
Net increase in equipment portfolio at acquisition cost	109,711	60,489	35,765	13,457

¹	For the components of cash flows from operating activities see the consolidated statements of cash flows.

We have a $25.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed and repaid $3.3 million on our line of credit during the third and fourth quarters of fiscal 2012. There have been no other bank borrowings outstanding or off balance sheet financing arrangements during the last three fiscal years.

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

CONTRACTUAL OBLIGATIONS

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing the lease at the end of the initial lease term, at the fair rental value, for periods of up to seven years. In most cases, we expect that facility leases will be renewed or replaced by other leases in the normal course of business.

The table below presents the expected amount of payments due under our contractual obligations, as of May 31, 2012, but does not reflect changes that could arise after that time:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Facility lease payments, not including property taxes and insurance	$2,148	$841	$966	$282	$59

Total	$2,148	$841	$966	$282	$59

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

We believe the following critical accounting policies include the more significant judgments and estimates used in the preparation of our financial statements:

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

Allowance for Doubtful Accounts: We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of customers to pay our invoices. The estimated losses are based on historical collection experience in conjunction with an evaluation of the status of the existing accounts. If the financial condition of our customers was to deteriorate, then additional allowances could be required that would reduce income. Conversely, if the financial condition of our customers was to improve or if legal remedies to collect past due amounts were more successful than expected, then the allowance for doubtful accounts might need to be reduced and income would be increased.

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

Income Taxes: We are required to estimate income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. This process involves us estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered. To the extent management believes that recovery is not likely, we establish a valuation allowance. We determined that a valuation allowance was required in fiscal 2012, 2011 and 2010 of $0.9 million, $0.6 million and $0.5 million, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences.

The guidance for uncertain income tax positions provides that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions, and derecognized $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, and $1,396 for interest and penalties previously recognized. (See Note 6 to our consolidated financial statements included in this form 10-K.)

OFF BALANCE SHEET TRANSACTIONS

As of May 31, 2012 we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We could be exposed to market risks related to changes in interest rates and foreign currency exchange rates.

Interest Rate and Market Risk.

We have the ability to draw on our revolving credit line. During fiscal 2012, we borrowed and repaid $3.3 million. Prior to fiscal 2012, we have not had any borrowings under that credit facility.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high quality securities, including direct obligations of the United States government, securities issued by agencies of the United States government and AAA-rated money market or cash management funds. A hypothetical increase in interest rates by 10% would not have a material impact on our financial condition or results of operations.

Changes in foreign currencies.

We have wholly owned Chinese and European subsidiaries. In addition, we have revenues, cash and cash equivalents and accounts receivable in other foreign currencies, primarily the Canadian dollar. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). During fiscal 2010 we began using forward contracts to hedge our economic exposure with respect to assets and liabilities denominated in foreign currencies. Although there can be no assurances, given the extent of our international operations and our hedging, we do not expect a 10% change in foreign currency rates to have a material impact on our consolidated balance sheet.

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 15 — Quarterly Information (unaudited), in the Notes to our Consolidated Financial Statements on page F-24 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

As of May 31, 2012, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended (the “Exchange Act”). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2012. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2012, our internal control over financial reporting is effective based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended May 31, 2012 of the Company and our report dated August 10, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

August 10, 2012

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2012.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2012.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2012.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2012.

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

(b)	Exhibits.

Exhibit No.	Description of Document	Incorporation by Reference
3.1	Restated Articles of Incorporation, filed October 3, 1984	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
3.4	Bylaws of Registrant, adopted February 6, 1979	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.
3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.1*	Electro Rent Corporation Supplemental Executive Retirement Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.2*	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.3*	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.
10.4*	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
10.5*	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.
10.6*	1996 Stock Option Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.7*	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.8*	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.9*	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).

Exhibit No.	Description of Document	Incorporation by Reference
10.10*	Amendment No. 1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.
10.11*	2005 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.12*	Form of 2005 Stock Option Agreement	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.13*	Form of Stock Unit Award Agreement (Employee)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.
10.14*	Form of Stock Unit Award Agreement (Director)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.15*	Form of Indemnification Agreement	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.16	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.17	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.18	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.19	Third Amendment to Commercial Credit Agreement dated as of September 22, 2010 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.
10.20	Asset Purchase Agreement between Registrant and Telogy, LLC dated as of March 16, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 22, 2010.
10.21	Agreement between the Company and UBS regarding Auction Rate Securities	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.22	Fourth amendment to Commercial Credit Agreement dated as of September 28, 2011 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 30, 2011.
10.23	Fifth amendment to Commercial Credit Agreement dated as of February 3, 2012 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 9, 2012.
14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Exhibit No.	Description of Document	Incorporation by Reference
21

Subsidiaries of the Registrant.

•      Genstar Rental Electronics, Inc., a Canadian corporation

•      ER International, Inc., a Delaware corporation

•      Electro Rent Asia, Inc., a California corporation

•      Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•      Electro Rent (Beijing) Technology Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•      Electro Rent Europe NV, a Belgium corporation

•      Electro Rent, LLC, a Delaware limited liability company

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm	Filed herewith.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.
32.1**	Section 1350 Certification by Principal Executive Officer	Filed herewith.
32.2**	Section 1350 Certification by Principal Financial Officer	Filed herewith.
101.INS***	XBRL Instance Document.
101.SCH***	XBRL Taxonomy Extension Schema Document.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Label Linkbase Document.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement.

**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

(c)	Schedule of Financial Statements

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 10, 2012	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	August 10, 2012

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	August 10, 2012

/s/ Gerald D. Barrone Gerald D. Barrone	Director	August 10, 2012

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	August 10, 2012

/s/ Karen J. Curtin Karen J. Curtin	Director	August 10, 2012

/s/ Theodore E. Guth Theodore E. Guth	Director	August 10, 2012

/s/ Joseph J. Kearns Joseph J. Kearns	Director	August 10, 2012

/s/ James S. Pignatelli James S. Pignatelli	Director	August 10, 2012

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the accompanying consolidated balance sheets of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2012 and 2011, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 10, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

LOS ANGELES, CALIFORNIA

AUGUST 10, 2012

ELECTRO RENT 2012 ANNUAL REPORT

Consolidated Statements of Operations

Year Ended May 31, (in thousands, except per share information)	2012	2011	2010

Revenues:
Rentals and leases	$129,737	$118,062	$94,201
Sales of equipment and other revenues	118,817	110,667	51,666

Total revenues	248,554	228,729	145,867

Operating expenses:
Depreciation of rental and lease equipment	53,651	47,922	42,605
Costs of revenues other than depreciation of rental and lease equipment	94,856	86,649	39,061
Selling, general and administrative expenses	63,961	57,423	46,447

Total operating expenses	212,468	191,994	128,113

Operating profit	36,086	36,735	17,754
Gain on bargain purchase, net of deferred taxes	3,435	202	679
Interest income, net	484	352	1,599

Income before income taxes	40,005	37,289	20,032
Income tax provision	14,233	13,533	8,435

Net income	$25,772	$23,756	$11,597

Earnings per share:
Basic	$1.07	$0.99	$0.48
Diluted	$1.07	$0.99	$0.48
Shares used in per share calculation:
Basic	23,983	23,974	23,932
Diluted	24,152	24,072	24,004

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2012 ANNUAL REPORT

Consolidated Balance Sheets

As of May 31, (in thousands, except share information)	2012	2011

Assets
Cash and cash equivalents	$9,290	$41,441
Accounts receivable, net of allowance for doubtful accounts of $522 and $602	35,915	30,616
Rental and lease equipment, net of accumulated depreciation of $204,108 and $191,160	243,173	195,632
Other property, net of accumulated depreciation and amortization of $17,832 and $16,825	13,871	14,127
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,304 and $2,201	1,201	1,214
Other assets	23,272	19,788

	$329,831	$305,927

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$8,555	$8,237
Accrued expenses	11,870	10,437
Deferred revenue	6,904	5,874
Deferred tax liability	54,371	41,004

Total liabilities	81,700	65,552

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000; none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding 2012 - 23,987,826; 2011 - 23,980,581	36,179	34,742
Retained earnings	211,952	205,633

Total shareholders’ equity	248,131	240,375

	$329,831	$305,927

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2012 ANNUAL REPORT

Consolidated Statements of Shareholders’ Equity

			Accumulated
	Common Stock		Other		Total
Three years ended May 31, (in thousands)	Number of Shares	Amount	Comprehensive Income/(Loss)	Retained Earnings	Shareholders’ Equity

Balance, May 31, 2009	23,954	$32,596	$176	$195,981	$228,753
Exercise of stock options and issuance of restricted shares	51	454	—	—	454
Excess tax benefit for share based compensation, net of tax deficit	—	(45)	—	—	(45)
Non-cash stock compensation expense	—	610	—	—	610
Repurchase of common stock	(44)	(60)	—	(335)	(395)
Dividends declared	—	—	—	(10,836)	(10,836)
Comprehensive income:
Realized loss on transfer of investments available-for-sale to investments, trading	—	—	(176)	—	(176)
Net income for the year ended May 31, 2010	—	—	—	11,597	11,597

Total comprehensive income					11,421

Balance, May 31, 2010	23,961	33,555	—	196,407	229,962
Exercise of stock options and issuance of restricted shares	20	197	—	—	197
Excess tax benefit for share based compensation, net of tax deficit	—	34	—	—	34
Non-cash stock compensation expense	—	956	—	—	956
Dividends declared	—	—	—	(14,530)	(14,530)
Net income for the year ended May 31, 2011 and total comprehensive income	—	—	—	23,756	23,756

Balance, May 31, 2011	23,981	34,742	—	205,633	240,375
Exercise of stock options and issuance of restricted shares	7	—	—	—	—
Excess tax benefit for share based compensation, net of tax deficit	—	46	—	—	46
Non-cash stock compensation expense	—	1,438	—	—	1,438
Dividends declared	—	—	—	(19,453)	(19,453)
Net settlement of shares	—	(47)	—	—	(47)
Net income for the year ended May 31, 2012 and total comprehensive income	—	—	—	25,772	25,772

Balance, May 31, 2012	23,988	$36,179	$—	$211,952	$248,131

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2012 ANNUAL REPORT

Consolidated Statements of Cash Flows

Year Ended May 31, (in thousands)	2012	2011	2010

Cash flows from operating activities:
Net income	$25,772	$23,756	$11,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	54,960	49,127	43,759
Put option loss	—	952	671
Realized gain on redemption of trading securities	—	(952)	(671)
Remeasurement loss on foreign currency	267	43	93
Provision for losses on accounts receivable	233	500	529
Realized gain on sale of investments available for sale	—	—	(841)
Gain on sale of rental and lease equipment	(10,954)	(12,083)	(10,768)
Gain on bargain purchase, net of taxes	(3,435)	(202)	(679)
Stock compensation expense	1,438	956	610
Excess tax benefit for share based compensation	(102)	(37)	(62)
Deferred income taxes	11,120	23,454	(2,802)
Change in operating assets and liabilities:
Accounts receivable	(5,594)	(4,819)	(7,545)
Other assets	(5,839)	(8,950)	(4,268)
Accounts payable	(120)	1,184	939
Accrued expenses	1,516	(3,974)	2,467
Deferred revenue	613	(204)	1,144

Net cash provided by operating activities	69,875	68,751	34,173

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	25,042	32,917	36,661
Cash paid for acquisition	(10,327)	—	(24,653)
Proceeds from acquisition purchase price adjustment	—	260	—
Payments for purchase of rental and lease equipment	(96,709)	(91,538)	(56,891)
Redemptions of investments, available-for-sale	—	—	28,737
Redemptions of investments, trading	—	14,275	7,325
Payments for purchase of other property	(900)	(1,563)	(682)

Net cash used in investing activities	(82,894)	(45,649)	(9,503)

Cash flows from financing activities:
Borrowing under bank line of credit	3,250	—	—
Payment under bank line of credit	(3,250)	—	—
Proceeds from issuance of common stock	—	197	454
Minimum tax withholdings on share based compensation	(47)	—	—
Excess tax benefit for share based compensation	102	37	62
Payments for repurchase of common stock	—	—	(395)
Payment of dividends	(19,378)	(14,449)	(14,360)

Net cash used in financing activities	(19,323)	(14,215)	(14,239)

Net (decrease) increase in cash and cash equivalents	(32,342)	8,887	10,431
Effect of exchange rate changes on cash	191	(352)	260
Cash and cash equivalents at beginning of year	41,441	32,906	22,215

Cash and cash equivalents at end of year	$9,290	$41,441	$32,906

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2012, 2011 AND 2010

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include Electro Rent Corporation and its wholly owned subsidiaries (collectively “we”, “us”, or “our” hereafter). All intercompany balances and transactions have been eliminated in consolidation.

Business and Organization: We primarily engage in the short-term rental, lease, and sale of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of test and measurement equipment (“T&M”) and personal computer-related data products (“DP”) equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rental or lease and the sale of a range of new T&M equipment for Agilent Technologies, Inc. (“Agilent”) beginning on December 1, 2009. Agilent has given us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada.

We conduct our business activities in the United States, as well as through our wholly owned subsidiaries, Electro Rent, LLC, Electro Rent Europe, NV, and Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd. which conduct some or all of these business activities in Canada, Europe and China, respectively. Our wholly owned subsidiary, Genstar Rental Electronics, Inc. conducted some of these business activities in Canada through fiscal 2010, but is now inactive. Our wholly owned subsidiary, Electro Rent Asia, Inc., is the U.S. parent company of Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd., and our wholly owned subsidiary, ER International, Inc., is the U.S. parent company of Electro Rent Europe, NV.

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

Revenue Recognition: Rental and lease revenues are recognized in the month they are due on the accrual basis of accounting. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue. Sales of new equipment through our resale channel and used equipment from our rental and lease equipment pool are recognized in the period in which the respective equipment is shipped and risk of loss is passed to the customer. Other revenues, consisting primarily of billings to customers for delivery and repairs are recognized in the period in which the respective services are performed. In the case of equipment that is sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends. Negotiated lease early-termination charges are recognized upon receipt.

Rental and Lease Equipment and Other Property: Assets are generally stated at cost, less accumulated depreciation. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized. We depreciate our buildings over 31.5 years, furniture and other equipment over three to ten years, and leasehold improvements over three to five years. Each is depreciated on a straight-line basis. Depreciation of rental and lease equipment and other property is computed using straight-line and accelerated methods over the estimated useful lives of the respective equipment. Generally, new rental and lease equipment is depreciated over three to ten years, and used equipment over two to nine years, depending on the type of equipment. Depreciation methods and useful lives are periodically reviewed and revised, as deemed appropriate, including revisions to reflect shorter useful lives to more closely match depreciation expense with rental revenue for rental arrangements where the customer can acquire title through payment of all required rentals. Normal maintenance and repairs are expensed as incurred. Rental and lease equipment at net book value comprised $239,620 of T&M equipment and $3,553 of DP equipment at May 31, 2012 and $192,484 of T&M equipment and $3,148 of DP equipment at May 31, 2011.

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

We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions, and derecognized $4,515 of previously recognized uncertain tax positions, and the related deferred tax asset, and $1,396 for interest and penalties previously recognized. (See Note 6 for further discussion.)

Impairment of Assets: The carrying value of equipment held for rental and lease is assessed quarterly or when factors indicating impairment are present. We recognize impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value. There were no such impairment charges during fiscal 2012, 2011 and 2010.

Goodwill and Other Intangible Assets: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, and other intangible assets, such as customer relationships, non-compete agreements and trade name as a result of our acquisition of Rush Computer Rentals, Inc. in January 2006, Telogy, LLC in March 2010, and EMT in August 2011 are discussed further in Note 3. We evaluate our goodwill and intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but are reviewed for impairment on an annual basis or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. The intangible assets, with the exception of the trade name, are amortized over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment of goodwill and identifiable intangible assets is permanently recognized by writing down the asset to the extent that the carrying value exceeds the estimated fair value. Goodwill and intangibles have not been impaired.

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

A roll-forward of the allowance for doubtful accounts is as follows at May 31:

	2012	2011	2010

Beginning of year	$602	$536	$317
Provision for doubtful accounts	233	500	529
Write-offs	(313)	(434)	(310)

End of year	$522	$602	$536

Other Assets: We include demonstration equipment used in connection with our resale activity of $5,495 and $3,894 as of May 31, 2012 and 2011, respectively, in other assets for a period up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following at May 31:

	2012	2011

Net investment in sales-type leases	$11,681	$7,478
Demonstration equipment	5,495	3,894
Supplemental executive retirement plan assets	2,370	2,671
Income taxes receivable	861	3,066
Prepaid expenses and other	2,865	2,679

	$23,272	$19,788

Concentration of Credit Risk: Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash equivalents and trade accounts receivable. We invest excess cash primarily in money market funds of major financial institutions. Excess cash of $2,507 and $32,868 as of May 31, 2012 and 2011, respectively, was invested in four large government money market funds. We believe that we are not exposed to any significant financial risk with respect to cash and cash equivalents. For trade accounts receivable, we sell primarily on 30-day terms, perform credit evaluation procedures on each customer’s individual transactions and require security deposits or personal guarantees from our customers when significant credit risks are identified. Typically, most customers are large, established firms.

We purchase rental and lease equipment from numerous vendors and resale equipment from Agilent. During fiscal 2012, 2011 and 2010, Agilent accounted for approximately 75%, 82% and 75%, respectively, of all new equipment purchases. No other vendor accounted for more than 10% of such purchases.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	May 31, 2012	May 31, 2011

Foreign exchange forward contracts	Other	$179	$15

The table below provides data about the amount of fiscal 2012 and 2011 gains and (losses) recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated	Location of Gain (Loss) Recognized	Year ended May 31,
as Hedging Instruments	in Income on Derivatives	2012	2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$507	$(592)

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

Cash Flow: Supplemental disclosures of cash paid (refunded) during the fiscal year for:

Year ended May 31,	2012	2011	2010

Interest	$21	$56	$21
Income taxes	(543)	(2,048)	10,022

Supplemental Disclosure of Non-Cash Investing and Financing Activities: We had accounts payable and other accruals related to acquired equipment totaling $5,418, $4,860 and $6,167, at May 31, 2012, 2011 and 2010, respectively, which amounts were subsequently paid. During fiscal 2012 and 2011, we transferred $2,207 and $520 of demonstration equipment, respectively, included in other assets, to rental and lease equipment. There were no similar activities in fiscal 2010.

Stock-Based Compensation: Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements as compensation expense over the period that an employee provides service in exchange for the award based on its fair value. Compensation expense resulting from restricted stock and restricted stock units is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over the vesting period (see Note 12 for further discussion).

Fair Value Measurements: As of May 31, 2012 and 2011 we held certain assets and liabilities that are required to be measured at fair value on a recurring basis. These included cash equivalents and foreign currency derivatives.

Recent Accounting Pronouncements: In December 2010, the Financial Accounting Standards Board (“FASB”) issued an update to its existing guidance for goodwill and other intangible assets. This guidance modifies testing for reporting units with zero or negative carrying amounts. For those reporting units, in addition to evaluating whether the carrying amount of a reporting unit exceeds fair value, an entity must assess whether it is more likely than not that a goodwill impairment exists. To make that determination, an entity must consider whether there are any adverse qualitative factors indicating potential impairment. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. We adopted this guidance effective June 1, 2011 with no material impact on our consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards. The guidance also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This guidance is effective for reporting periods beginning on or after December 15, 2011, with early adoption prohibited. We have adopted this guidance beginning with our fourth quarter of fiscal 2012. The adoption of this guidance did not have a material impact on our financial condition, results of operations or cash flows.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present components of comprehensive income in either (1) a continuous statement of net income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We will be required to adopt this guidance beginning with our first quarter of fiscal 2013. We do not anticipate that the adoption of this guidance will have a material impact on our financial condition, results of operations or cash flows.

Under the amended guidance discussed in the preceding paragraph, an entity is required to present the effect of reclassification adjustments out of accumulated other comprehensive income in both the statement where net income is presented and the statement where other comprehensive income is presented for both interim and annual financial statements. In December 2011, the FASB issued an amendment to the provision and decided to defer the effective date, pending reconsideration, of the presentation requirements for reclassification adjustments of items out of accumulated other comprehensive income. We do not anticipate that the adoption of this amendment, when it becomes effective, will have a material impact on our financial condition, results of operations or cash flows.

In September 2011, the FASB issued guidance to simplify how an entity tests goodwill for impairment. The amendments in the update provide for an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity that adopts this option will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. This guidance is effective for fiscal years beginning after December 15, 2011. We will have the option to adopt the qualitative process beginning with our first quarter of fiscal 2013. We do not currently plan to adopt this option.

Reclassifications: We have reclassified our gain on bargain purchase, net of deferred taxes of $202 and $679 for the fiscal years ended May 31, 2011 and 2010, respectively, from operating expenses to non-operating income to conform to the current year presentation. As a result, our operating expenses increased, and our operating profit decreased by $202 and $679 for the fiscal years ended May 31, 2011 and 2010, respectively.

Note 2: Fair Value Measurements

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

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	At May 31, 2012

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets
Money market funds	$2,507	$—	$ —	$2,507
Supplemental executive retirement plan	2,370	—	—	2,370
Foreign exchange forward contracts	—	179	—	179

Total assets measured at fair value	$4,877	$179	$ —	$5,056

Liabilities
Supplemental executive retirement plan	$2,370	$—	$ —	$2,370

Total liabilities measured at fair value	$2,370	$—	$ —	$2,370

	At May 31, 2011

	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance

Assets
Money market funds	$32,868	$—	$ —	$32,868
Supplemental executive retirement plan	2,671	—	—	2,671
Foreign exchange forward contracts	—	15	—	15

Total assets measured at fair value	$35,539	$15	$ —	$35,554

Liabilities
Supplemental executive retirement plan	$ 2,671	$—	$ —	$ 2,671

Total liabilities measured at fair value	$ 2,671	$—	$ —	$ 2,671

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

	May 31, 2011

	Put Option	Auction Rate Securities

Fair value at beginning of period	$952	$13,323
Settlements (at par)	—	(14,275)
Realized gains (losses) included in interest income, net	(952)	952

Fair value at end of period	$—	$—

During the first quarter of fiscal 2011, we sold our remaining Auction Rate Securities (“ARS”) to UBS AG (“UBS”) at par plus accrued interest, for $14,275 in cash when we exercised our put right (the “Put Option”) under a November 2008 settlement agreement (“Agreement”) with UBS. As a result, we included in earnings a realized gain of $952 attributable to the sale and a realized loss of $952 attributable to the Put Option. The ARS were long-term debt instruments backed by student loans, a substantial portion of which were guaranteed by the United States government. The ARS and Put Option were valued from quotes received from our broker, UBS, which were derived from UBS’s internally developed model. In accordance with accounting guidance, which permits an entity to elect the fair value option for financial assets and liabilities, we elected to measure the Put Option at fair value in order to match the changes in the fair value of the ARS. There was no Level 3 activity during fiscal 2012.

Note 3: Acquisition

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

At August 31, 2011, we completed our estimates of the fair value of rental and lease equipment and deferred revenue. Due to the timing of the acquisition, we completed our evaluation of intangible assets and accounts receivable in our second quarter ended November 30, 2011. We acquired gross accounts receivable of $972, of which an estimated $430 is not expected to be collected, resulting in a fair value of $542. Under accounting guidance, a bargain purchase gain results if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $3,194, net of deferred taxes, related to our acquisition of EMT at August 31, 2011. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction and EMT’s recurring losses and recent bankruptcy filing.

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

Acquisition-related transaction costs of $55 were accounted for as expenses in the periods in which the costs were incurred and are included in our selling, general and administrative expenses during fiscal 2012.

The acquisition of EMT was an asset purchase, and EMT’s operations were integrated with ours immediately after the acquisition date. Revenues and income before income taxes from the acquired assets included in our consolidated statements of operations were $5,232 and $2,862, respectively, for fiscal 2012.

During the second and third quarters of fiscal 2012, we increased the bargain purchase gain by a total of $396 ($241, net of deferred tax), consisting of (i) $140, representing the estimated fair value of customer relationships acquired, (ii) $273, of post-closing adjustments, which were disbursed from the escrow funds in accordance with the APA, offset by (iii) $17, representing the final determination of assets acquired and other components of the purchase price.

Supplemental pro forma information reflecting the acquisition of EMT as if it occurred on June 1, 2010 is not practicable because we are not able to obtain reliable historical financial information for 2010 and 2011, primarily due to a deterioration of the organization and controls leading up to and following EMT’s February 2011 bankruptcy filing.

Telogy, LLC

We recorded additional bargain purchase gain associated with our March 31, 2010 acquisition of Telogy LLC (“Telogy”) of $342 ($202, net of deferred tax), during the fiscal year ended May 31, 2011. The increase in the bargain purchase gain consisted of (i) $260, representing the final determination of assets acquired and other components of the purchase price in accordance with specific provisions of the APA, and (ii) $82, resulting from a final determination of fair value of certain assets and liabilities acquired from Telogy.

Note 4: Goodwill and Other Intangible Assets

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

The changes in carrying amount of goodwill and other intangible assets for fiscal 2012 and 2011 were as follows:

	Balance as of June 1, 2011 (net of amortization)	Additions	Amortization	Balance as of May 31, 2012

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	803	140	(153)	790

	$4,323	$140	$(153)	$4,310

	Balance as of June 1, 2010 (net of amortization)	Additions	Amortization	Balance as of May 31, 2011

Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Non-compete agreements	66	—	(66)	—
Customer relationships	921	—	(118)	803

	$4,507	$—	$(184)	$4,323

Goodwill is not deductible for tax purposes.

There were no conditions that indicated any impairment of goodwill or identifiable intangible assets in fiscal 2012, 2011 and 2010. The annual impairment review date for goodwill is May 31.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	May 31, 2012

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,304)	790

		$2,505	$(1,304)	$1,201

	May 31, 2011

	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trade name	—	$411	$—	$411
Non-compete agreements	2-5 years	1,050	(1,050)	—
Customer relationships	3-8 years	1,954	(1,151)	803

		$3,415	$(2,201)	$1,214

Amortization expense was $153, $184 and $276 for fiscal 2012, 2011 and 2010, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization

2013	$164
2014	164
2015	129
2016	118
2017	118
Thereafter	97

$790

Note 5: Borrowings

On February 3, 2012, we entered into a fifth amendment to commercial credit agreement (“Credit Agreement Amendment”) with an institutional lender. The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which the lender provides us with a revolving line of credit. The Credit Agreement Amendment amends the Commercial Credit Agreement by (i) increasing the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $10,000 to $25,000; (ii) increasing the letter of credit sublimits from $5,000 to $10,000; (iii) extending the term and maturity date of the Commercial Credit Agreement from October 1, 2012 to October 1, 2015; (iv) amending the interest rate provisions in the loan agreement such that the margin on loans bears interest at the reference rate minus 0.25% or LIBOR plus 1.50%; (v) amending the quick ratio financial covenant; and (vi) amending the minimum tangible net worth financial covenant. We are in compliance with all loan covenants at May 31, 2012.

During fiscal 2012, we borrowed and repaid $3,250 under the Commercial Credit Agreement. We do not currently have any loan balance under the Commercial Credit Agreement.

Note 6: Income Taxes

Accounting guidance for accounting for uncertain tax positions prescribes a recognition threshold required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

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

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. At May 31, 2012 and 2011, we did not have any accrual for interest and penalties.

The reconciliation of our unrecognized tax benefits is as follows for the fiscal years ended May 31:

	2012	2011	2010

Balance as of June 1	$—	$4,691	$3,943
Increase/(decrease) related to prior year tax positions	—	(4,691)	748

Balance as of May 31	$—	$—	$4,691

We are subject to taxation in the U.S., as well as various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

For financial reporting purposes, income before income taxes comprised the following as of May 31:

	2012	2011	2010

Domestic	$40,364	$36,817	$20,184
Foreign	(359)	472	(152)

	$40,005	$37,289	$20,032

The provision for income taxes consisted of the following for the fiscal years ended May 31:

	2012	2011	2010

Current
Federal	$1,057	$(5,583)	$8,117
State	1,523	2,028	1,698
Foreign	538	(521)	1,427
Deferred
Federal	10,541	17,083	(2,476)
State	559	540	(330)
Foreign	15	(14)	(1)

	$14,233	$13,533	$8,435

The following reconciles the statutory federal income tax rate to the effective tax rate for the fiscal years ended May 31:

	2012	2011	2010

Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.4	4.5	4.6
Changes in reserves due to changes in tax estimates	—	—	1.4
Derecognition of uncertain tax positions	—	(3.4)	—
Bargain purchase gain	(3.0)	(0.2)	(1.1)
Foreign tax refund	(0.4)	—	—
Permanent differences resulting from valuation allowances	0.7	0.3	1.1
Interest inclusion	—	—	1.0
Other	(0.1)	0.1	0.1

Effective tax rate	35.6%	36.3%	42.1%

Our effective tax rate in fiscal 2012, 2011 and 2010 was 35.6%, 36.3% and 42.1%, respectively. The lower effective rate in fiscal 2012 was due to the bargain purchase gain on EMT and state tax credits offset by an increase in the foreign valuation allowance. The lower effective rate in fiscal 2011 was due to our effective settlement of our remaining uncertain tax positions and the resulting derecognition of $1,396 for interest and penalties previously recognized in our income tax provision. Tax advantaged investments reduced expense by $0, $2 and $52 for fiscal 2012, 2011 and 2010, respectively.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax liabilities consisted of the following at May 31:

	2012	2011

Deferred tax assets:
Goodwill and intangible assets	$300	$1,194
Allowance for doubtful accounts	206	238
Deferred compensation and benefits	2,813	1,734
Net operating losses	871	1,364
Valuation allowance	(871)	(593)
Other	1,390	1,400

	4,709	5,337
Deferred tax liabilities:
Accumulated depreciation	(56,532)	(45,800)
Deferred taxes on bargain purchase	(2,548)	(541)

Net deferred tax liabilities	$(54,371)	$(41,004)

We determined that a valuation allowance was required in fiscal 2012 and 2011 of $871 and $593, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences, which, if unused, will expire between fiscal 2014 and 2017. As of May 31, 2012, 2011 and 2010, U.S. income taxes had not been assessed on approximately $1,599, $1,425 and $853, respectively, of undistributed earnings of foreign subsidiaries because we consider these earnings to be invested indefinitely.

Note 7: Sales-type Leases

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

The minimum lease payments receivable and the net investment included in other assets were as follows at May 31:

	2012	2011

Gross minimum lease payments receivable	$12,284	$7,834
Less – unearned interest	(603)	(356)

Net investment in sales-type lease receivables	$11,681	$7,478

The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Amortization

2013	$ 7,366
2014	3,477
2015	1,176
2016	152
2017	113

$12,284

Note 8: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the fiscal years ended May 31:

	2012	2011	2010

Denominator:
Denominator for basic earnings per share – weighted average common shares outstanding	23,983	23,974	23,932
Effect of dilutive options and restricted stock	169	98	72

Diluted shares used in per share calculation	24,152	24,072	24,004

Net income	$25,772	$23,756	$11,597
Earnings per share:
Basic	$1.07	$0.99	$0.48
Diluted	$1.07	$0.99	$0.48

Certain options to purchase our common stock were not included in the computation of diluted earnings per share because to do so would have been antidilutive. The quantity of such options was 0, 36 and 54 for fiscal 2012, 2011 and 2010, respectively.

Note 9: Rentals Under Noncancellable Operating Leases

We rent equipment on a short-term basis and lease equipment for periods greater than 12 months. Such leases provide the lessee with the option of renewing the agreement for periods of up to 12 months or purchasing the equipment at fair market value at the end of the initial or renewal term. Our cost of equipment under operating leases at May 31, 2012, with remaining noncancellable lease terms of more than one year, was $8,662, before accumulated depreciation of $2,631, and the net book value was $6,031.

The following sets forth a schedule of minimum future rentals to be received on noncancellable operating leases with remaining lease terms of more than one year as of May 31, 2012:

2013	$2,774
2014	2,094
2015	875
2016	37
2017	5

$5,785

Note 10: Other Property

Other property, at cost, consisted of the following at May 31:

	2012	2011

Land	$6,985	$6,985
Buildings	15,442	14,917
Furniture and other equipment	9,071	8,831
Leasehold improvements	205	219

	31,703	30,952
Less – accumulated depreciation and amortization	(17,832)	(16,825)

	$13,871	$14,127

Depreciation expense was $1,157, $1,020 and $878 for fiscal 2012, 2011 and 2010, respectively. Depreciation expense is included in selling, general and administrative expenses.

Note 11: Commitments and Contingencies

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at the fair rental value, for periods of up to five years. In most cases, we expect that in the normal course of business facility leases will be renewed or replaced by other leases.

Minimum payments over the next five years under these leases as of May 31, 2012, exclusive of property taxes and insurance, were as follows:

2013	$841
2014	599
2015	367
2016	182
2017	100
Thereafter	59

$2,148

Rent expense was $1,007, $1,057 and $1,135 for fiscal 2012, 2011 and 2010, respectively. Rent expense is included in selling, general and administrative expenses.

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

We are subject to legal proceedings and business disputes involving ordinary and routine claims. The ultimate legal and financial liability with respect to such matters cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows at May 31, 2012.

Note 12: Stock Option Plans and Equity Incentive Plan

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

Stock Options

The following table summarizes certain information relative to options for common stock:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at June 1, 2011	36	$17.69
Granted	—	—
Exercised	—	—
Forfeited/cancelled	(36)	17.69

Outstanding at May 31, 2012, all vested and exercisable	—	$—	—	$—

There were no stock options granted during fiscal 2012, 2011 or 2010. The total fair value of shares vested during fiscal 2012, 2011 and 2010 was $0, $0 and $54, respectively. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock. The aggregate intrinsic value of options exercised during fiscal 2012, 2011 and 2010 was $0, $13 and $180, respectively. Shares of newly issued common stock were issued upon exercise of stock options.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for fiscal 2012:

	Restricted Stock Units	Weighted Average Grant Date Fair Value

Nonvested at June 1, 2011	204	$11.36
Granted	101	16.47
Vested	(91)	11.39
Forfeited/canceled	(11)	12.88

Nonvested at May 31, 2012	203	$13.82

We granted 101, 107 and 166 restricted stock units during fiscal 2012, 2011 and 2010, respectively. As of May 31, 2012, we have unrecognized share-based compensation cost of approximately $1,551 associated with restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

The total fair value of shares that vested during fiscal 2012 was $1,030, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

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

We recorded $1,438, $956 and $610 of stock-based compensation as part of selling, general and administrative expenses for fiscal 2012, 2011 and 2010, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for fiscal 2012, 2011 and 2010 was $102, $37 and $62, respectively. Cash received from stock option exercises was $0, $197 and $454 for fiscal 2012, 2011 and 2010, respectively.

Note 13: Savings Plan, Employee Stock Ownership Plan and Retirement Plan

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

The Board of Directors determines the amount to be contributed annually to the 401(k) in cash, provided that such contributions shall not exceed the amount deductible for federal income tax purposes. Cash contributions to the 401(k) of $728, $483 and $259 were made for fiscal 2012, 2011 and 2010, respectively.

The ESOP was established in 1975 and was frozen in 1994, at which time all participants became fully vested. Contributions to the ESOP were invested primarily in our common stock. The ESOP held 18,913 shares of our common stock and cash of $147 at May 31, 2012.

We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) plan for our executives who choose to participate. The SERP is a non-qualified deferred compensation program, and we have an unfunded contractual obligation under this plan. We have the option to match contributions of participants at a rate we determine each year. Cash contributions to the SERP were $30, $14 and $5 for fiscal 2012, 2011 and 2010, respectively. As of May 31, 2012 and 2011, we had $2,370 and $2,671, respectively, of obligations for this plan included in accrued expenses. We have investments in money market and stock funds, as directed by the participants, of $2,370 and $2,671 as of May 31, 2012 and 2011, respectively, included in other assets.

Note 14: Segment Reporting and Related Disclosures

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

Our equipment pool, based on acquisition cost, comprised $409,686 of T&M equipment and $37,595 of DP equipment at May 31, 2012 and $347,138 of T&M equipment and $39,654 of DP equipment at May 31, 2011.

Revenues for these operating segments were as follows for the fiscal year ended May 31:

	T&M	DP	Total

2012
Rentals and leases	$113,540	$16,197	$129,737
Sales of equipment and other revenues	116,417	2,400	118,817

	$229,957	$18,597	$248,554

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

2010
Rentals and leases	$77,874	$16,327	$94,201
Sales of equipment and other revenues	49,282	2,384	51,666

	$127,156	$18,711	$145,867

No single customer accounted for more than 10% of total revenues during fiscal 2012, 2011 or 2010.

Selected country information is presented below:

Year ended May 31,	2012	2011	2010

Revenues: [1]
U.S.	$214,354	$199,861	$124,618
Other [2]	34,200	28,868	21,249

Total	$248,554	$228,729	$145,867

As of May 31,	2012	2011	2010

Net Long Lived Assets: [3]
U.S.	$211,759	$180,591	$166,533
Other [2]	49,595	33,491	25,206

Total	$261,354	$214,082	$191,739

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries that each individually accounts for less that 10% of the total revenues or assets.

[3]	Net long-lived assets include rental and lease equipment, other property, goodwill and intangibles, net of accumulated depreciation and amortization.

Note 15: Quarterly Information (Unaudited)

Summarized quarterly financial data for fiscal 2012 and 2011 was as follows:

	Total	Gross	Income Before	Net	Earnings per share
	Revenues	Profit	Taxes	Income	Basic	Diluted

Fiscal Year 2012
First Quarter	$58,650	$24,513	$11,913	$8,505	$0.35	$0.35
Second Quarter	61,643	25,368	9,735	6,019	0.25	0.25
Third Quarter	60,079	23,563	8,023	4,995	0.21	0.21
Fourth Quarter	68,182	26,603	10,334	6,253	0.26	0.26

Annual totals	$248,554	$100,047	$40,005	$25,772	$1.07	$1.07

Fiscal Year 2011
First Quarter	$50,825	$21,947	$8,650	$5,221	$0.22	$0.22
Second Quarter	53,277	23,271	9,707	7,119	0.30	0.30
Third Quarter	59,450	22,557	8,336	5,077	0.21	0.21
Fourth Quarter	65,177	26,383	10,596	6,339	0.27	0.26

Annual totals	$228,729	$94,158	$37,289	$23,756	$0.99	$0.99