Form 10-Q
period 2012-08-31
ELECTRO RENT CORP
filed 2012-10-09
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2012

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

The number of shares outstanding of the registrant’s common stock as of September 28, 2012 was 23,995,626.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 31, 2012

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended
	August 31,
	2012	2011
Revenues:
Rentals and leases	$33,665	$31,309
Sales of equipment and other revenues	24,836	27,341

Total revenues	58,501	58,650

Operating expenses:
Depreciation of rental and lease equipment	14,058	12,527
Costs of revenues other than depreciation of rental and lease equipment	19,576	21,610
Selling, general and administrative expenses	16,622	15,893

Total operating expenses	50,256	50,030

Operating profit	8,245	8,620

Gain on bargain purchase, net of deferred taxes	—	3,194

Interest income, net	146	99

Income before income taxes	8,391	11,913

Income tax provision	3,305	3,408

Net income	$5,086	$8,505

Earnings per share:
Basic	$0.21	$0.35

Diluted	$0.21	$0.35

Shares used in per share calculation:
Basic	23,993	23,981

Diluted	24,216	24,132

Cash paid per common share	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	August 31,	May 31,
	2012	2012
ASSETS

Cash and cash equivalents	$11,679	$9,290
Accounts receivable, net of allowance for doubtful accounts of $428 and $522	34,211	35,915
Rental and lease equipment, net of accumulated depreciation of $209,867 and $204,108	243,388	243,173
Other property, net of accumulated depreciation and amortization of $18,121 and $17,832	13,721	13,871
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,345 and $1,304	1,160	1,201
Other assets	21,655	23,272

	$328,923	$329,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$6,529	$8,555
Accrued expenses	13,123	11,870
Deferred revenue	6,759	6,904
Deferred tax liability	53,817	54,371

Total liabilities	80,228	81,700

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding August 31, 2012 - 23,995,626; May 31, 2012 - 23,987,826	36,522	36,179
Retained earnings	212,173	211,952

Total shareholders’ equity	248,695	248,131

	$328,923	$329,831

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three Months Ended
	August 31,
	2012	2011
Cash flows from operating activities:
Net income	$5,086	$8,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,358	12,835
Remeasurement loss on foreign currency	19	66
Provision for losses on accounts receivable	100	6
Gain on sale of rental and lease equipment	(2,644)	(2,412)
Gain on bargain purchase, net of taxes	—	(3,194)
Stock compensation expense	289	326
Excess tax benefit for share based compensation	(90)	(37)
Deferred income taxes	(554)	2,384
Changes in operating assets and liabilities:
Accounts receivable	1,716	(1,434)
Other assets	1,645	2,080
Accounts payable	(116)	(1,883)
Accrued expenses	1,357	(1,417)
Deferred revenue	(166)	440

Net cash provided by operating activities	21,000	16,265

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	6,308	5,456
Cash paid for acquisition	—	(10,673)
Payments for purchase of rental and lease equipment	(19,821)	(24,130)
Payments for purchase of other property	(109)	(108)

Net cash used in investing activities	(13,622)	(29,455)

Cash flows from financing activities:
Minimum tax withholdings on share based compensation	(36)	—
Excess tax benefit for share based compensation	90	37
Payment of dividends	(4,865)	(4,796)

Net cash used in financing activities	(4,811)	(4,759)

Effect of exchange rate changes on cash	(178)	—

Net increase (decrease) in cash and cash equivalents	2,389	(17,949)
Cash and cash equivalents at beginning of period	9,290	41,441

Cash and cash equivalents at end of period	$11,679	$23,492

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 1: Basis of Presentation

The unaudited condensed consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The condensed consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc., Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd., and Electro Rent (Tianjin) Rental Co., Ltd. (collectively “we”, “us”, or “our”) as well as the elimination of all intercompany transactions.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 13, 2012.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	August 31, 2012	May 31, 2012
Foreign exchange forward contracts	Other assets	$—	$179
Foreign exchange forward contracts	Accrued expenses	99	—

The table below provides data about the amount of losses and gains recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended August 31, 2012	Three Months Ended August 31, 2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$(188)	$6

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Other Assets

We include demonstration equipment used in connection with our resale activity of $5,024 and $5,495 as of August 31, 2012 and May 31, 2012, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following:

	August 31, 2012	May 31, 2012
Net investment in sales-type leases	$10,801	$11,681
Demonstration equipment	5,024	5,495
Supplemental executive retirement plan assets	2,616	2,370
Income taxes receivable	288	861
Prepaid expenses and other	2,926	2,865

	$21,655	$23,272

Recent Accounting Pronouncements

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income (OCI) and its components in the statement of changes in equity. Instead, an entity will be required to present components of comprehensive income in either (1) a continuous statement of net income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We adopted this guidance effective June 1, 2012 and elected to disclose comprehensive income in a single continuous statement. Adoption of this guidance had no material impact on our consolidated financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance to simplify how an entity tests goodwill for impairment. The amendments in the update provide for an option to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity that adopts this option will no longer be required to calculate the fair value of a reporting unit (Step 1) unless the entity determines, based on a qualitative assessment, that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We adopted this guidance effective June 1, 2012 with no material impact on our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued guidance to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This ASU is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011 (early adoption is permitted). The guidance for the qualitative process became effective our first quarter of fiscal 2013.

Other Comprehensive Income

Comprehensive income is equivalent to net income for all periods presented.

Note 2: Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

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

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	At August 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$3,258	$—	$—	$3,258
Supplemental executive retirement plan	2,616	—	—	2,616

Total assets measured at fair value	$5,874	$—	$—	$5,874

Liabilities
Supplemental executive retirement plan	$2,616	$—	$—	$2,616
Foreign exchange forward contracts	—	99	—	99

Total liabilities measured at fair value	$2,616	$99	$—	$2,715

	At May 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$2,507	$—	$—	$2,507
Supplemental executive retirement plan	2,370	—	—	2,370
Foreign exchange forward contracts	—	179	—	179

Total assets measured at fair value	$4,877	$179	$—	$5,056

Liabilities
Supplemental executive retirement plan	$2,370	$—	$—	$2,370

Total liabilities measured at fair value	$2,370	$—	$—	$2,370

The fair value measures for our money market funds and supplemental executive retirement plan asset and liability were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 4: Acquisitions

Equipment Management Technology, Inc.

On August 24, 2011, pursuant to an Asset Purchase Agreement (“APA”), we completed the purchase of certain assets and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., a Nevada Corporation (“EMT”), for cash consideration of $10,673. EMT, headquartered in Las Vegas, Nevada, was a provider of electronic test and measurement (“T&M”) equipment. We acquired EMT in order to facilitate growth in our T&M business. EMT had previously filed a voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the District of Nevada. The sale was approved by the Bankruptcy Court on August 11, 2011, and the related sale order was issued on August 12, 2011. At closing, $500 was deposited into an escrow account for any post-closing adjustments that reduce the purchase price. We have accounted for the acquisition of EMT as a business combination in accordance with the applicable accounting guidance.

At August 31, 2011, we completed our estimates of the fair value of rental and lease equipment and deferred revenue. Due to the timing of the acquisition, we completed our evaluation of intangible assets and accounts receivable in our second quarter ending November 30, 2011. We acquired gross accounts receivable of $972, of which an estimated $430 is not expected to be collected, resulting in a fair value of $542. Under the accounting guidance, a bargain purchase gain results if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $3,194, net of deferred taxes, related to our acquisition of EMT at August 31, 2011. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction and EMT’s recurring losses and bankruptcy filing.

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

During the second and third quarters of fiscal 2012, we increased the bargain purchase gain by a total of $396 ($241, net of deferred tax), consisting of (i) $140, representing the estimated fair value of customer relationships acquired, (ii) $273, of post-closing adjustments, which were disbursed from the escrow funds in accordance with the APA, offset by (iii) $17, representing the final determination of assets acquired and other components of the purchase price. These adjustments are not considered material, and therefore are not included in the purchase price allocation table presented above.

Supplemental pro forma information reflecting the acquisition of EMT as if it occurred on June 1, 2010 was not practicable because we were not able to obtain reliable historical financial information for 2010 and 2011, primarily due to a deterioration of the organization and controls leading up to and following EMT’s February 2011 bankruptcy filing.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

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

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the three months ended August 31, 2012:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2012	203	$13.82
Granted	59	17.14
Vested	(109)	12.87
Forfeited/canceled	(11)	12.88

Nonvested at August 31, 2012	142	$16.01

We granted 59 restricted stock units during the three months ended August 31, 2012, and 84 restricted stock units during the three months ended August 31, 2011. As of August 31, 2012, we have unrecognized share-based compensation cost of approximately $2,102 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

Accounting for Share Based Payments

Accounting guidance requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation expense is recognized over the period that an employee provides service in exchange for the award, approximately 3 years.

Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.

We recorded $289 and $326 of stock-based compensation as part of selling, general and administrative expenses for the three months ended August 31, 2012 and 2011, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the three months ended August 31, 2012 and 2011 was $90 and $37, respectively. Cash received from stock option exercises was $0 for the three months ended August 31, 2012 and 2011, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

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

Our goodwill and intangibles at August 31, 2012 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010 and of Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2012 were as follows:

	Balance as of June 1, 2012 (net of amortization)	Additions	Amortization	Balance as of August 31, 2012
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	790	—	(41)	749

	$4,310	$—	$(41)	$4,269

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of May 31, 2012.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,345)	749

		$2,505	$(1,345)	$1,160

	May 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,304)	790

		$2,505	$(1,304)	$1,201

Amortization expense related to intangible assets was $41 and $29 for the three months ended August 31, 2012 and 2011, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of August 31, 2012:

Year ending May 31,	Future Amortization
2013 (remaining)	$123
2014	164
2015	129
2016	118
2017	118
Thereafter	97

$749

Note 7: Borrowings

We have a commercial credit agreement with an institutional lender that provides us with a revolving line of credit for $25,000. The commercial credit agreement provides for (i) an October 1, 2015 maturity date; (ii) interest rate provisions such that the margin on loans bears interest at the reference rate minus 0.25% or LIBOR plus 1.50%; and (iii) financial covenants requiring a minimum quick ratio, tangible net worth and net profit after tax. We are in compliance with all loan covenants at August 31, 2012. We do not currently have any outstanding loan balance under the commercial credit agreement.

Note 8: Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities

We had rental equipment purchases, not yet paid for, totaling $3,448 and $5,308 as of August 31, 2012 and 2011, respectively, all of which amounts were subsequently paid. During the three months ended August 31, 2012 and 2011, we transferred $1,623 and $79, respectively, of demonstration equipment, included in other assets, to rental and lease equipment.

Supplemental Disclosures of Cash Paid (Refunded)

Three months ended August 31,	2012	2011
Interest	$1	$8
Income taxes	609	(2,471)

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	August 31, 2012	May 31, 2012
Gross minimum lease payments receivable	$11,343	$12,284
Less – unearned interest	(542)	(603)

Net investment in sales-type lease receivables	$10,801	$11,681

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2013 (remaining)	$5,619
2014	3,966
2015	1,473
2016 2017	170 115

$11,343

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

Although we have separate operating segments for T&M and DP equipment, these two segments are aggregated into a single reportable segment because they have similar economic characteristics and qualitative factors. The T&M and DP segments have similar long-term average gross margins, and both rent, lease and sell electronic equipment to large corporations, purchase directly from major manufacturers, configure and calibrate the equipment, and ship directly to customers. Additionally, DP segment revenues are less than 10% of total company revenues, and are not considered material.

Our equipment pool, based on acquisition cost, consisted of $415,955 of T&M equipment and $37,300 of DP equipment at August 31, 2012 and $409,686 of T&M equipment and $37,595 of DP equipment at May 31, 2012.

Revenues for these product groups were as follows for the three months ended August 31, 2012 and 2011:

	T&M	DP	Total
2012
Rentals and leases	$29,605	$4,060	$33,665
Sales of equipment and other revenues	24,147	689	24,836

	$53,752	$4,749	$58,501

2011
Rentals and leases	$26,602	$4,707	$31,309
Sales of equipment and other revenues	26,716	625	27,341

	$53,318	$5,332	$58,650

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2012 and 2011.

Selected country information is presented below:

	Three Months Ended
	August 31,
	2012	2011
Revenues: (1)
U.S.	$49,114	$50,087
Other (2)	9,387	8,563

Total	$58,501	$58,650

	As of
	August 31, 2012	May 31, 2012
Net Long-Lived Assets: (3)
U.S.	$208,045	$207,449
Other (2)	49,064	49,595

Total	$257,109	$257,044

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.
(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization. Subsequent to the issuance of the May 31, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of May 31, 2012 should not have included goodwill and other intangible assets (which totaled $4,310 at that date) and, accordingly, such amount has been excluded from the May 31, 2012 balance displayed in the table above.

Note 11: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2012 and 2011:

	Three Months Ended
	August 31,
	2012	2011
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,993	23,981
Dilutive effect of restricted stock (1)	223	151

Diluted shares used in per share calculation	24,216	24,132

Net income	$5,085	$8,505
Earnings per share:
Basic	$0.21	$0.35
Diluted	$0.21	$0.35

(1)	Excludes 36 options, representing all of our outstanding stock options, during the three months ended August 31, 2011 for which the exercise price exceeded the average market price of our common stock during that period. There were no stock options outstanding during the three months ended August 31, 2012.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

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

Accounting guidance for uncertain tax positions prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

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

Note 13: Commitments and Contingencies

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

Note 14: Subsequent Events

On September 3, 2012 our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on October 10, 2012 to shareholders of record as of September 20, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of August 31, 2012 and May 31, 2012, the results of our operations for the three months ended August 31, 2012 and 2011, respectively, and cash flows for the three month periods ended August 31, 2012 and 2011, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix Inc. primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 9% of our revenues for the three months ended August 31, 2011 and 8% for the three months ended August 31, 2012, we believe our data products (“DP”) equipment division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, Hewlett Packard and Toshiba.

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

On August 24, 2011, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and the assumption of specified post-closing liabilities of Equipment Management Technology, Inc., for $10.7 million in cash, of which $0.5 million was deposited into an escrow account for any post-closing adjustments. The purchase price was reduced by $0.3 million in fiscal 2012 reflecting the final determination of the post-closing adjustment of the purchase price in accordance with the asset purchase agreement with EMT. (See Note 4 to the condensed consolidated financial statements (unaudited) included in this Form 10-Q.)

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our recent acquisition of EMT in fiscal 2012, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our resale channel, we experienced strong growth in revenues for fiscal 2012. During fiscal 2012, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. During the three months ended August 31, 2012, our revenues were essentially unchanged compared to the three months ended August 31, 2011, as we continue to experience strong rental growth, while our sales revenue has declined. Changes in the U.S. national budgetary policy and continuing uncertainty in the economy, including the telecommunications and national defense sectors, caused delays in our customers’ procurement decisions. As a result, many customers have chosen to rent equipment or delay all procurement decisions as they contemplate how to operate going forward. Our operating profit declined modestly for the three months ended August 31, 2012, as compared to the three months ended August 31, 2011, as our infrastructure investment, which began in fiscal 2011 and continued throughout fiscal 2012, resulted in an increase in our selling, general and administrative expenses.

Economic uncertainty continues to impact our customers and competitors, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.

For the three months ended August 31, 2012, 88% of our rental and lease revenues were derived from T&M equipment, compared to 85% for the prior year period. We have experienced growth in our T&M rental and lease revenues, due to increased demand, our acquisition of EMT, and the integration of our new resale organization and existing T&M sales force, while our DP rental and lease revenues declined.

For the first three months of fiscal 2013, rental revenues were 90% of our rental and lease revenues, compared to 91% for the first three months of fiscal 2012. The decrease is the result of an increase in T&M lease revenues, primarily due to the lease revenues acquired from EMT. Rental and lease revenues declined in our DP segment.

To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT™ software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on a quarterly basis or more frequently when factors indicating potential impairment are present.

Profitability and Key Business Trends

Comparing the first three months of fiscal 2013 to the first three months of fiscal 2012, our revenues decreased by 0.3% from $58.7 million to $58.5 million, our operating profit decreased 4.4% from $8.6 million to $8.2 million and our net income decreased by 40.2% from $8.5 million to $5.1 million. Our net income for the three months ended August 31, 2011 includes a bargain purchase gain, net of deferred taxes, of $3.2 million, as a result of our acquisition of EMT.

Our rental and lease revenues increased 7.5% from $31.3 million for the first three months of fiscal 2012 to $33.7 million for the first three months of fiscal 2013. Our rental and lease revenues have grown as a result of the EMT acquisition in August 2011, increased rental demand in our North American, European and Asian operations, and the integration of our new resale organization and existing T&M sales force.

Our T&M sales and other revenues decreased 9.6% from $26.7 million for the first three months of fiscal 2012 to $24.1 million for the first three months of fiscal 2013. Our sales revenues have decreased due to a decline in our new equipment sales in connection with our resale channel, as our customers delay procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy, offsetting moderate increases in used equipment sales.

Some of our key profitability measurements are presented below for the three months ended August 31, 2012 and 2011:

	Fiscal 2013	Fiscal 2012
Net income per diluted common share (EPS)	$0.21	$0.35
Net income as a percentage of average assets	6.2%	11.0%
Net income as a percentage of average equity	8.3%	14.3%

For the three months ended August 31, 2012, our operating profit modestly declined compared to the three months ended August 31, 2011, as growth in our rental revenues was offset by a decline in sales of new equipment and an increase in depreciation expense of $1.5 million, or 12.2%, as we have invested in additional rental equipment to support our rental and lease growth. In addition, our selling, general and administrative expenses increased by $0.7 million, or 4.6%, for the three months ended August 31, 2012 compared to the three months ended August 31, 2011, primarily related to the broadening and strengthening of our sales organization in support of our new and used equipment sales, higher rental demand, and future growth opportunities.

The average amount of our equipment on rent, based on acquisition cost, increased 9.2% to $242.3 million for the first three months of fiscal 2013 compared to $221.9 million for the same period in fiscal 2012. The average acquisition cost of equipment on lease increased 14.0% to $33.3 million for the first three months of fiscal 2013 from $29.2 million for first three months of fiscal 2012. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during the three months ended August 31, 2011 as well as strengthening demand in our worldwide operations.

Average rental rates for our T&M and DP segments decreased by 4.0% from August 31, 2011 to August 31, 2012, while average lease rates declined by 3.2% for the same period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased slightly to 66.4% at August 31, 2012 from 68.1% at August 31, 2011. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 36.8% from 43.2% over the same period.

As of August 31, 2012 and 2011, our unfilled orders for T&M equipment relating to our resale channel were $7.8 million and $14.6 million, respectively. The decline in backlog for fiscal 2013 is primarily due to shorter manufacturing lead time and a reduction in new sales orders, reflecting lower demand.

Results of Operations

Comparison of Three Months Ended August 31, 2012 and August 31, 2011

Revenues

Total revenues for the three months ended August 31, 2012 and 2011 were $58.5 million and $58.7 million, respectively. The 0.3% decrease in total revenues was due to a 7.5% increase in rental and lease revenues offset by a 9.2% decrease in sales of equipment and other revenues.

Rental and lease revenues for the three months ended August 31, 2012 were $33.7 million, compared to $31.3 million for the same period of the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in North American operations, due in part to the integration of our new resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of equipment purchases. This increase was offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues decreased to $24.8 million for the first quarter of fiscal 2013 from $27.3 million in the prior year quarter. The decrease is due to a decline in our sales of new T&M equipment through our resale channel, partially offset by increased used equipment sales.

Operating Expenses

Depreciation of rental and lease equipment increased in the first quarter of fiscal 2013 to $14.1 million, or 41.8% of rental and lease revenues, from $12.5 million, or 40.0% of rental and lease revenues, in the first quarter of fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased due to modest declines in our average rental, lease and utilization rates.

Costs of revenues other than depreciation, which primarily includes the cost of equipment sales, decreased to $19.6 million in the first quarter of fiscal 2013 from $21.6 million in the same period of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment through our resale channel, partially offset by an increase in used equipment sales. Related to equipment sales, costs of revenues other than depreciation decreased as a percentage of equipment sales to 77.3% in the first quarter of fiscal 2013 from 77.5% of equipment sales in the first quarter of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, as a percentage of T&M equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, general and administrative expenses increased 4.6% to $16.6 million in the first quarter of fiscal 2013 compared to $15.9 million in the first quarter of fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses increased to 28.4% in the first quarter of fiscal 2013 from 27.1% in the first quarter of fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase: We recorded a gain on bargain purchase, net of deferred taxes, of $3.2 million during the three months ended August 31, 2011 compared to $0 for the three months ended August 31, 2012, related to our acquisition of EMT in August 2011. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT acquisition over the respective purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction, and the recurring losses and bankruptcy filing of EMT.

Income Tax Provision

Our effective tax rate was 39.4% in the first quarter of fiscal 2013, compared to 28.6% in the first quarter of fiscal 2012. The increase during the three months ended August 31, 2012 was the result of a bargain purchase gain, net of deferred taxes, of $3.2 million for the three months ended August 31, 2011, related to our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $19.8 million of rental and lease equipment during the first three months of fiscal 2013 compared to $24.1 million during the first three months of fiscal 2012, a decline of 17.8%.

Dividends

During the first three months of fiscal 2013 and 2012 we paid dividends of $0.20 per common share, or $0.80 per annum, amounting to an aggregate of $4.9 million and $4.8 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $11.7 million at August 31, 2012, an increase of $2.4 million from May 31, 2012. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2010 we have returned $53.4 million in cash to our shareholders, increasing our annual dividend rate from $0.60 per common share to $0.80 per common share in fiscal 2012. We have also made payments of $35.4 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities, and therefore we may need to draw upon our $25 million unused line of credit with a bank. We may also need to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities. Given our growth record achieved with no debt, we believe that we have ample access to borrowing capacity, and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth.

Cash Flows and Credit Facilities

During the first three months of fiscal 2013 and 2012, net cash provided by operating activities was $21.0 million and $16.3 million, respectively. The increase in operating cash flow for fiscal 2013 was primarily attributable to an improvement in working capital, and an increase in income, after giving effect to non-cash items, including a bargain purchase gain of $3.2 million in the first three months of fiscal 2012.

During the first three months of fiscal 2013 and 2012, net cash used in investing activities was $13.6 million and $29.5 million, respectively. The decline in cash used in investing activities for the first three months of fiscal 2013 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $19.8 million for the three months ended August 31, 2012 compared to $24.1 million for the three months ended August 31, 2011, an increase in the proceeds from sale of rental and lease equipment to $6.3 million for fiscal 2013 compared to $5.5 million for the first three months of fiscal 2012, and cash paid for the acquisition of EMT of $10.7 million in fiscal 2012.

Net cash flows used in financing activities were $4.8 million for the first three months of fiscal 2013 and 2012, respectively. These funds used were primarily composed of payments for dividends of $4.9 million and $4.8 million for the first three months of fiscal 2013 and 2012, respectively.

We have a $25.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We had no borrowings for the first three months of fiscal 2013 and 2012, respectively. There are no other bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2012.

We believe that cash and cash equivalents, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

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

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. We have not made any material changes to these policies as previously disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the first three months of fiscal 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 4.	Controls and Procedures.

As of August 31, 2012, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this report, we are not a party to any material litigation, other than ordinary routine legal proceedings and claims incidental to our business.

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1#	Amendment No. 2 to the Executive Employment Agreement between Electro Rent Corporation and Daniel Greenberg dated August 13, 2012	Filed herewith.

10.2#	Amendment No. 1 to the Executive Employment Agreement between Electro Rent Corporation and Steven Markheim dated August 13, 2012	Filed herewith.

10.3#	Amendment No. 1 to the Executive Employment Agreement between Electro Rent Corporation and Craig Jones dated August 13, 2012	Filed herewith.

10.4#	Amendment No. 1 to the 2005 Equity Incentive Plan, dated August 13, 2012	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

#	Management contract or compensatory plan or arrangement.
*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

Date: October 9, 2012	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)