Form 10-Q
period 2012-11-30
ELECTRO RENT CORP
filed 2013-01-09
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock as of January 4, 2013 was 23,995,626.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended November 30, 2012

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2012	2011	2012	2011
Revenues:
Rentals and leases	$34,575	$32,912	$68,240	$64,221
Sales of equipment and other revenues	30,617	28,731	55,453	56,072

Total revenues	65,192	61,643	123,693	120,293

Operating expenses:
Depreciation of rental and lease equipment	14,082	13,374	28,140	25,901
Costs of rentals and leases, excluding depreciation	4,558	4,394	8,930	8,773
Costs of sales of equipment and other revenues	22,164	21,287	40,213	41,291
Selling, general and administrative expenses	14,068	13,149	27,845	26,269

Total operating expenses	54,872	52,204	105,128	102,234

Operating profit	10,320	9,439	18,565	18,059

Gain on bargain purchase, net of deferred taxes	—	188	—	3,382

Interest income, net	137	108	283	207

Income before income taxes	10,457	9,735	18,848	21,648

Income tax provision	4,218	3,716	7,523	7,124

Net income	$6,239	$6,019	$11,325	$14,524

Earnings per share:
Basic	$0.26	$0.25	$0.47	$0.61

Diluted	$0.26	$0.25	$0.47	$0.60

Shares used in per share calculation:
Basic	23,988	23,981	23,994	23,981

Diluted	24,225	24,149	24,221	24,139

Cash dividend paid per common share	$0.20	$0.20	$0.20	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	November 30,	May 31,
	2012	2012
ASSETS

Cash and cash equivalents	$10,017	$9,290
Accounts receivable, net of allowance for doubtful accounts of $466 and $522	36,718	35,915
Rental and lease equipment, net of accumulated depreciation of $215,366 and $204,108	240,993	243,173
Other property, net of accumulated depreciation and amortization of $18,398 and $17,832	13,825	13,871
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,386 and $1,304	1,119	1,201
Other assets	22,760	23,272

	$328,541	$329,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Accounts payable	$5,811	$8,555
Accrued expenses	13,100	11,870
Accrued dividends	29,186	—
Deferred revenue	6,702	6,904
Deferred tax liability	52,486	54,371

Total liabilities	107,285	81,700

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2012 - 23,995,626; May 31, 2012 - 23,987,826	36,895	36,179
Retained earnings	184,361	211,952

Total shareholders’ equity	221,256	248,131

	$328,541	$329,831

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six Months Ended
	November 30,
	2012	2011
Cash flows from operating activities:
Net income	$11,325	$14,524
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,779	26,542
Remeasurement loss on foreign currency	47	75
Provision for losses on accounts receivable	235	132
Gain on sale of rental and lease equipment	(5,845)	(4,948)
Gain on bargain purchase, net of deferred taxes	—	(3,382)
Stock compensation expense	639	710
Excess tax benefit for share based compensation	(113)	(50)
Deferred income taxes	(1,885)	5,200
Changes in operating assets and liabilities:
Accounts receivable	(793)	(3,958)
Other assets	596	205
Accounts payable	(1,091)	(1,556)
Accrued expenses	1,300	156
Deferred revenue	(229)	654

Net cash provided by operating activities	32,965	34,304

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	14,185	11,152
Cash paid for acquisition	—	(10,625)
Payments for purchase of rental and lease equipment	(35,959)	(53,773)
Payments for purchase of other property	(511)	(475)

Net cash used in investing activities	(22,285)	(53,721)

Cash flows from financing activities:
Borrowing under bank line of credit	2,000	—
Payment under bank line of credit	(2,000)	—
Minimum tax withholdings on share based compensation	(36)	—
Excess tax benefit for share based compensation	113	50
Payment of dividends	(9,729)	(9,653)

Net cash used in financing activities	(9,652)	(9,603)

Effect of exchange rate changes on cash	(301)	109

Net increase (decrease) in cash and cash equivalents	727	(28,911)
Cash and cash equivalents at beginning of period	9,290	41,441

Cash and cash equivalents at end of period	$10,017	$12,530

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

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and results of operations for interim periods are not necessarily indicative of results to be expected for the full year.

Revenue Recognition

We generate revenues primarily through the rental and leasing of test and measurement equipment (“T&M”) and personal-computer related data products equipment (“DP”) and through the sale of new and used equipment. Rental revenues comprise short term agreements that can be daily, weekly or monthly. Rental revenues are recognized in the month they are due on the accrual basis of accounting. Our operating lease agreements have varying terms, typically one to three years. Upon lease termination, customers have the option to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals. Revenues related to operating leases are recognized on a straight-line basis over the term of the lease. Negotiated lease early-termination charges are recognized upon receipt. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue.

We enter into finance leases as lessor for some of our equipment. Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, less unearned interest, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary, and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our condensed consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer bases.

Initial direct costs for operating and finance leases are insignificant.

Sales of new equipment through our resale channel and used equipment from our rental and lease equipment pool are recognized in the period in which the respective equipment is shipped and risk of loss is passed to the customer. In the case of equipment sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends and the risk of loss passes to the customer.

In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our resale agreement, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our inventory prior to shipment to customers. (3) We have full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in Sales of Equipment and Other Revenues and the related equipment costs are recorded in Costs of Sales of Equipment and Other Revenues in our consolidated statements of operations.

Other revenues, consisting primarily of billings to customers for delivery and repairs, are recognized in the period in which the respective services are performed.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Operating expenses

Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rentals and leases revenues.

Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.

Selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. SG&A also includes shipping and handling costs of $984 and $1,955, respectively, for the three and six months ended November 30, 2012 and $1,102 and $2,172, respectively, for the three and six months ended November 30, 2011.

Foreign Currency

The U.S. dollar has been determined to be the functional currency of all foreign subsidiaries. The assets and liabilities of our foreign subsidiaries are remeasured from their local currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies. Remeasurement gains and losses have not been significant.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2012	May 31, 2012
Foreign exchange forward contracts	Other assets	$—	$179
Foreign exchange forward contracts	Accrued expenses	141	—

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of losses and gains recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended November 30, 2012	Three Months Ended November 30, 2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$(202)	$247

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Six Months Ended November 30, 2012	Six Months Ended November 30, 2011
Foreign exchange forward contracts	Selling, general and administrative expenses	$(390)	$241

Other Assets

We include demonstration equipment used in connection with our resale activity of $5,384 and $5,495 as of November 30, 2012 and May 31, 2012, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following:

	November 30, 2012	May 31, 2012
Net investment in sales-type leases	$10,645	$11,681
Demonstration equipment	5,384	5,495
Supplemental executive retirement plan assets	2,784	2,370
Income taxes receivable	659	861
Prepaid expenses and other	3,288	2,865

	$22,760	$23,272

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income (“OCI”) and its components in the statement of changes in equity. Instead, an entity will be required to present components of comprehensive income in either (1) a continuous statement of net income or (2) two separate but consecutive statements. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We adopted this guidance effective June 1, 2012 and elected to disclose comprehensive income in a single continuous statement. Adoption of this guidance had no material impact on our consolidated financial position, results of operations or cash flows.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

In July 2012, the FASB issued guidance to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and permitting an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The guidance for the qualitative process became effective for our first quarter of fiscal 2013, and had no material impact on our consolidated financial position, results of operations or cash flows.

Other Comprehensive Income

Comprehensive income is equivalent to net income for all periods presented.

Reclassifications

During the quarter ended November 30, 2012, we expanded the presentation of our costs of revenues to separately present costs associated with each of the revenue streams presented in the condensed consolidated statements of operations, to comply with the applicable income statement disclosure requirements for public companies. Accordingly, the previously reported statement of operations line item captioned “costs of revenues other than depreciation of rental and lease equipment” has been replaced with separate line items for “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues”.

Further, in order to more closely align activity related to our rental and lease operations, including revenues and the expenses associated with providing those revenues, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, which resulted in a reduction to previously reported selling, general and administrative expenses of $2,780 and $5,553, respectively, for the three and six months ended November 30, 2011. These reclassified costs primarily include direct expenses of supporting our rental and lease operations, including labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment.

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

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 – Unobservable inputs, for which there is little or no market data for the assets or liabilities, such as those that may be used with internally-developed valuation models.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	At November 30, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$53	$—	$—	$53
Supplemental executive retirement plan	2,784	—	—	2,784

Total assets measured at fair value	$2,837	$—	$—	$2,837

Liabilities
Foreign exchange forward contracts	—	141	—	141

Total liabilities measured at fair value	$—	$141	$—	$141

	At May 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$2,507	$—	$—	$2,507
Supplemental executive retirement plan	2,370	—	—	2,370
Foreign exchange forward contracts	—	179	—	179

Total assets measured at fair value	$4,877	$179	$—	$5,056

The fair value measures for our money market funds and supplemental executive retirement plan asset, which include money market and mutual funds, were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the six months ended November 30, 2012:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2012	203	$13.82
Granted	73	17.11
Vested	(109)	12.87
Forfeited/canceled	(11)	12.88

Nonvested at November 30, 2012	156	$16.10

We granted 14 and 73 restricted stock units during the three and six months ended November 30, 2012, respectively, and 16 and 101 restricted stock units during the three and six months ended November 30, 2011. As of November 30, 2012, we have unrecognized share-based compensation cost of approximately $2,007 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.

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

We recorded $350 and $639 of stock-based compensation as part of selling, general and administrative expenses for the three and six months ended November 30, 2012, respectively, compared to $384 and $710 for the three and six months ended November 30, 2011, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total excess tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the six months ended November 30, 2012 and 2011 was $113 and $50, respectively. Cash received from stock option exercises was $0 for each of the six month periods ended November 30, 2012 and 2011.

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

Our goodwill and intangibles at November 30, 2012 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2012 were as follows:

	Balance as of June 1, 2012 (net of amortization)	Additions	Amortization	Balance as of November 30, 2012
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	790	—	(82)	708

	$4,310	$—	$(82)	$4,228

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

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,386)	708

		$2,505	$(1,386)	$1,119

	May 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,304)	790

		$2,505	$(1,304)	$1,201

Amortization expense related to intangible assets was $41 for both the three months ended November 30, 2012 and 2011, respectively, and $82 and $70 for the six months ended November 30, 2012 and 2011, respectively.

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of November 30, 2012:

Year ending May 31,	Future Amortization
2013 (remaining)	$82
2014	164
2015	129
2016	118
2017	118
Thereafter	97

$708

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 7: Borrowings

On November 29, 2012, we entered into a sixth amendment to our commercial credit agreement (“Credit Agreement Amendment”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which the lender provides us with a revolving line of credit. The Credit Agreement Amendment amends our Commercial Credit Agreement with Union Bank by (i) increasing the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $25,000 to $50,000; (ii) extending the term and maturity date of the Commercial Credit Agreement from October 1, 2015 to November 30, 2015; (iii) deleting the quick ratio financial covenant; (iv) amending the amounts and payment dates of the annual commitment fees such that we agree to pay a $25 commitment fee on November 30, 2012, a $50 commitment fee on November 30, 2013 and a $50 commitment fee on November 30, 2014; (v) amending the minimum tangible net worth financial covenant; and (vi) replacing the positive net earnings financial covenant with an EBITDA financial covenant. We are in compliance with all loan covenants at November 30, 2012.

During the six months ended November 30, 2012, we borrowed and repaid $2,000 under the Commercial Credit Agreement. On December 19, 2012 we borrowed $23,000 from the credit facility with Union Bank to fund the quarterly and special dividend we paid on December 21, 2012.

Note 8: Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities

We had rental equipment purchases, not yet paid for, totaling $3,672 and $5,513 as of November 30, 2012 and 2011, respectively, all of which amounts were subsequently paid. During the six months ended November 30, 2012 and 2011, we transferred $1,001 and $460, respectively, of demonstration equipment, included in other assets, to rental and lease equipment. As of November 30, 2012, we recorded $29,186 of dividends declared and not yet paid as accrued dividends and a reduction of retained earnings. There was no accrual as of November 30, 2011.

Supplemental Disclosures of Cash Paid (Refunded)

	Six months ended November 30,
	2012	2011
Interest	$2	$8
Income taxes	$8,500	$(1,196)

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

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	November 30, 2012	May 31, 2012
Gross minimum lease payments receivable	$11,175	$12,284
Less – unearned interest	(530)	(603)

Net investment in sales-type lease receivables	$10,645	$11,681

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2013 (remaining)	$3,821
2014	5,097
2015	1,899
2016	237
2017	121

$11,175

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

Our equipment pool, based on acquisition cost, consisted of $419,543 of T&M equipment and $36,816 of DP equipment at November 30, 2012 and $409,686 of T&M equipment and $37,595 of DP equipment at May 31, 2012.

Revenues for these product groups were as follows for the three months ended November 30, 2012 and 2011:

	T&M	DP	Total
2012
Rentals and leases	$30,435	$4,140	$34,575
Sales of equipment and other revenues	29,944	673	30,617

	$60,379	$4,813	$65,192

2011
Rentals and leases	$28,651	$4,261	$32,912
Sales of equipment and other revenues	28,113	618	28,731

	$56,764	$4,879	$61,643

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Revenues for these product groups were as follows for the six months ended November 30, 2012 and 2011:

	T&M	DP	Total
2012
Rentals and leases	$60,040	$8,200	$68,240
Sales of equipment and other revenues	54,091	1,362	55,453

	$114,131	$9,562	$123,693

2011
Rentals and leases	$55,253	$8,968	$64,221
Sales of equipment and other revenues	54,829	1,243	56,072

	$110,082	$10,211	$120,293

No single customer accounted for more than 10% of total revenues during the six months ended November 30, 2012 and 2011.

Selected country information is presented below:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Revenues: (1)
U.S.	$56,428	$53,490	$105,542	$103,577
Other (2)	8,764	8,153	18,151	16,716

Total	$65,192	$61,643	$123,693	$120,293

	As of
	November 30, 2012	May 31, 2012
Net Long-Lived Assets: (3)
U.S.	$205,078	$207,449
Other (2)	49,740	49,595

Total	$254,818	$257,044

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries that each individually account for less than 10% of the total revenues or assets.
(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization. Subsequent to the issuance of the May 31, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of May 31, 2012 should not have included goodwill and intangibles (which totaled $4,310 at that date) and, accordingly, such amount has been excluded from the May 31, 2012 balance displayed in the table above.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 11: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2012	2011	2012	2011
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,988	23,981	23,994	23,981
Dilutive effect of restricted stock	237	168	227	158

Diluted shares used in per share calculation	24,225	24,149	24,221	24,139

Net income	$6,239	$6,019	$11,325	$14,524
Earnings per share:
Basic	$0.26	$0.25	$0.47	$0.61
Diluted	$0.26	$0.25	$0.47	$0.60

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

Note 13: Commitments and Contingencies

We are subject to legal proceedings and business disputes involving ordinary routine legal proceedings and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 14: Subsequent Events

On November 29, 2012, our Board of Directors declared a regular quarterly cash dividend of $0.20 per common share and a special dividend of $1.00 per common share. Both dividends were paid on December 21, 2012 to our shareholders of record as of December 10, 2012. The total cost of the dividend was $29,186, of which $6,186 was funded from our cash on hand and $23,000 was funded by borrowing from our line of credit pursuant to the Commercial Credit Agreement with Union Bank.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of November 30, 2012 and May 31, 2012, the results of our operations for the three and six months ended November 30, 2012 and 2011, respectively, and cash flows for the six month periods ended November 30, 2012 and 2011, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic T&M equipment. We purchase that equipment from leading manufacturers such as Agilent and Tektronix primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries.

In addition, although it represents only approximately 7%, 8% and 13% of our revenues in fiscal 2012, 2011 and 2010, respectively, we believe our DP division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, Hewlett Packard and Toshiba.

In fiscal 2010, we became a reseller for Agilent (“Agilent”), the largest T&M equipment manufacturer in North America, which provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada through January 31, 2014. We do not currently have reseller agreements with any other manufacturers for equipment similar to that included in our Agilent reseller agreement. In addition, we sell used equipment from a variety of manufacturers that was previously in our rental and lease pool.

We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have a large technical sales force that consists primarily of field engineers and applications engineers, each of whom specialize in all the products and services offered by our company. Our sales force is usually assigned to specific territories, and identifies potential customers through coordinated efforts with our marketing organization. Our marketing organization is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the test and measurement equipment environment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.

Our sales force also specializes in configuring new Agilent equipment to sell to our customers that is tailored to the customer’s need. These configurations typically start with a base model, which is frequently upgraded through an extensive list of options in order to perform the customer’s specific test or measurement. Once the configuration is determined, it serves as the basis for our orders to Agilent, who builds the product accordingly. We order equipment from Agilent once the customer has placed an order with us. Equipment is typically shipped directly to the customer by Agilent at our request. Occasionally, equipment is shipped to our warehouse prior to delivery to the customer. Inventory held for sale is immaterial and is therefore included in other assets in our consolidated balance sheets. Each order and sales invoice is subject to our standard sales terms and conditions, which include provisions covering equipment delivery delays and warranty services.

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

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our acquisition of EMT at the end of the first quarter of fiscal 2012, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our new resale organization and existing T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our resale channel, we experienced strong growth in revenues for fiscal 2012. During fiscal 2012, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. During the six months ended November 30, 2012, our revenues increased compared to the six months ended November 30, 2011, as we continued to experience strong rental and lease growth and increased sales of used equipment, while our sales of new equipment declined. Our new equipment sales were affected by changes in the U.S. national budgetary policy and continuing uncertainty in the economy, including the telecommunications and national defense sectors, causing delays in our customers’ procurement decisions. As a result, many customers have chosen to rent equipment or delay all significant procurement decisions as they contemplate how to operate going forward. Our operating profit modestly increased for the six months ended November 30, 2012, as compared to the six months ended November 30, 2011, as growth in our rental and lease revenues and used equipment sales offset declines in our sales of new equipment. We experienced a moderate increase in our selling, general and administrative expenses as a result of our infrastructure investment which began in fiscal 2011 and continued throughout fiscal 2012 and the first six months of fiscal 2013 in support of expected growth in our sales of new and used equipment, as well as growth in our rental and lease business.

Economic uncertainty continues to impact our customers and competitors, resulting in more stringent credit requirements and reduced access to capital. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.

For the six months ended November 30, 2012, 88% of our rental and lease revenues were derived from T&M equipment, compared to 86% for the prior year period. We have experienced growth in our T&M rental and lease revenues, due to increased demand, our acquisition of EMT, and the integration of our new resale organization and existing T&M sales force, while our DP rental and lease revenues declined.

For the first six months of fiscal 2013, rental revenues were 90% of our rental and lease revenues, compared to 91% for the first six months of fiscal 2012. Although both our rental and lease revenues have increased, our lease revenues have grown at a faster rate, primarily due to the lease revenues acquired from EMT, which revenues were included for only three of the six months ended November 30, 2011 while being included for the entire six months ended November 30, 2012. Rental and lease revenues declined in our DP segment.

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

Profitability and Key Business Trends

Comparing the first six months of fiscal 2013 to the first six months of fiscal 2012, our revenues increased by 2.8% from $120.3 million to $123.7 million, our operating profit increased 2.8% from $18.1 million to $18.6 million and our net income decreased by 22.0% from $14.5 million to $11.3 million. Our net income for the six months ended November 30, 2011 included a bargain purchase gain, net of deferred taxes, of $3.4 million, as a result of our acquisition of EMT.

Our rental and lease revenues increased $4.0 million, or 6.3%, from $64.2 million for the first six months of fiscal 2012 to $68.2 million for the first six months of fiscal 2013. Our rental and lease revenues increased, in part, due to an increase of $1.5 million in rental and lease revenues from the equipment acquired from EMT in August 2011, and $3.7 million due to increased rental and lease demand, in particular in our North American and foreign operations, and the integration of our new resale organization and existing T&M sales force. These increases were partially offset by a decline in rental and lease rates and foreign currency rates, resulting in a decrease in rental and lease revenues of $0.6 million and $0.6 million, respectively.

Our sales of equipment and other revenues decreased $0.6 million, or 1.1%, from $56.1 million for the first six months of fiscal 2012 to $55.5 million for the first six months of fiscal 2013. Our sales of equipment and other revenues decreased due to a decline in new equipment sales of $3.8 million as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy, which more than offset an increase in used equipment sales of $2.9 million, resulting from our increased sales and marketing efforts in this area.

Some of our key profitability measurements are presented below for the six months ended November 30, 2012 and 2011:

	Fiscal 2013	Fiscal 2012
Net income per diluted common share (EPS)	$0.47	$0.60
Net income as a percentage of average assets	6.9%	9.3%
Net income as a percentage of average equity	9.8%	12.2%

Our net income includes a bargain purchase gain, net of deferred taxes, of $3.4 million for the six months ended November 30, 2011, as a result of our acquisitions of EMT. For the six months ended November 30, 2012, our operating profit increased 2.8%, or $0.5 million, compared to the six months ended November 30, 2011. Our rental and lease business contributed an additional $1.6 million in operating profit, including $1.0 million in connection with the equipment acquired from EMT, resulting from a) a $4.0 million increase in rental and lease revenues, b) an offsetting increase in depreciation expense of $2.2 million, or 8.6%, due to a higher average rental equipment pool, and c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.2 million, or 1.8%. In spite of a decrease of $0.6 million, sales of equipment and other revenues contributed an additional $0.5 million in operating profit, as an increase in our higher margin used equipment sales more than offset a decline in sales of our lower margin new equipment. Our selling, general and administrative expenses increased by $1.6 million, or 6.0%, for the six months ended November 30, 2012 compared to the six months ended November, 2011, primarily due to the broadening and strengthening of our sales organization in support of our new and used equipment sales, higher rental demand, and future growth opportunities. Finally, a decline in our foreign currency rates reduced our operating profit by $0.5 million.

The average amount of our equipment on rent, based on acquisition cost, increased to $248.2 million and $245.2 million for the three and six months ended November 30, 2012, respectively, compared to $238.4 million and $230.2 million, respectively, for the same periods last year, an increase of 4.1% and 6.5%, respectively. The average acquisition cost of equipment on lease increased to $33.9 million and $33.6 million for the three and six months ending November 30, 2012, respectively, compared to $32.5 million and $30.9 million, respectively, for the same periods last year, an increase of 4.1% and 8.8%, respectively. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during the six months ended November 30, 2011 as well as strengthening demand in our worldwide operations.

Average rental rates for our T&M and DP segments combined increased by 0.6% for the three months ending November 30, 2012 compared to November 30, 2011, while average rental rates decreased 1.7% for the six months ending November 30, 2012 compared to the prior year period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased marginally from 69.7% to 67.2% for the three months ended November 30, 2011 and 2012, respectively, while average utilization slightly declined from 69.0% to 66.8% for the six months ended November 30, 2011 and 2012, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, decreased from 38.4% to 37.3% for the three months ended November 30, 2011 and 2012, respectively, while average utilization decreased from 40.8% to 37.0% for the six months ending November 30, 2011 and 2012, respectively.

As of November 30, 2012 and 2011, our unfilled orders for T&M equipment relating to our resale channel were $7.2 million and $16.2 million, respectively. The decline in backlog for fiscal 2013 is primarily due to shorter manufacturing lead time and a reduction in new sales orders, reflecting lower demand.

Results of Operations

Reclassification

The previously reported “costs of revenues other than depreciation of rental and lease equipment” have been changed to separately present “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues”. In addition, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation. These reclassified costs primarily include direct expenses of supporting our rental and lease operations, including labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment. These changes and reclassifications have been applied retrospectively and resulted in a reduction of previously reported selling, general and administrative expenses, and an increase in cost of rentals and leases, excluding depreciation, of $2.8 million and $5.6 million for the three and six months ended November 30, 2011, respectively. (See Note 1 to our condensed consolidated financial statements included in this Form 10-Q for further discussion).

Comparison of Three Months Ended November 30, 2012 and November 30, 2011

Revenues

Total revenues for the three months ended November 30, 2012 and 2011 were $65.2 million and $61.6 million, respectively. The 5.8% increase in total revenues was due to a 5.1% increase in rental and lease revenues and 6.6% increase in sales of equipment and other revenues.

Rental and lease revenues for the three months ended November 30, 2012 were $34.6 million, compared to $32.9 million for the same period of the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in North American operations, due in part to the acquisition of EMT, and the integration of our resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. This increase was partially offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $30.6 million for the second quarter of fiscal 2013 from $28.7 million in the prior year quarter. Sales of used equipment, including finance leases, increased to $7.8 million for the three months ended November 30, 2012, compared to $5.7 million for the prior year period, while sales of new equipment decreased to $21.1 million for the three months ended November 30, 2012 compared to $21.7 million for the prior year period.

Operating Expenses

Depreciation of rental and lease equipment increased in the second quarter of fiscal 2013 to $14.1 million, or 40.7% of rental and lease revenues, from $13.4 million, or 40.6% of rental and lease revenues, in the second quarter of fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, was essentially flat as a moderate increase in rental rates and demand for leases nearly offset a decline in utilization rates.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased slightly to $4.6 million for the three months ended November 30, 2012 compared to $4.4 million for the three months ended November 30, 2011. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, increased to $22.2 million in the second quarter of fiscal 2013 from $21.3 million in the same period of fiscal 2012. Related to equipment sales, costs of sales and other revenues decreased as a percentage of sales of equipment to 76.7% in the second quarter of fiscal 2013 from 77.8% in the second quarter of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, while higher margin used equipment sales increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative expenses increased 7.0% to $14.1 million in the second quarter of fiscal 2013 compared to $13.1 million in the second quarter of fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses increased to 21.6% in the second quarter of fiscal 2013 from 21.3% in the second quarter of fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase

We recorded a gain on bargain purchase, net of deferred taxes, of $0.2 million during the three months ended November 30, 2011 compared to $0 for the six months ended November 30, 2012, related to our acquisition of EMT in August 2011. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT acquisition over the respective purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction, and the recurring losses and bankruptcy filing of EMT.

Income Tax Provision

Our effective tax rate was 40.3% in the second quarter of fiscal 2013, compared to 38.2% in the second quarter of fiscal 2012. The increase during the three months ended November 30, 2012 is due to an increase in certain foreign losses for which we have a valuation allowance, and a bargain purchase gain, net of deferred taxes, of $0.2 million for the three months ended November 30, 2011, related to our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.

Comparison of Six Months Ended November 30, 2012 and November 30, 2011

Revenues

Total revenues for the six months ended November 30, 2012 and 2011 were $123.7 million and $120.3 million, respectively. The 2.8% increase in total revenues was due to a 6.3% increase in rental and lease revenues offset by a 1.1% decrease in sales of equipment and other revenues.

Rental and lease revenues for the six months ended November 30, 2012 were $68.2 million, compared to $64.2 million for the same period of the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in North American operations, due in part to the acquisition of EMT, and the integration of our resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. This increase was partially offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues decreased to $55.5 million for the first six months of fiscal 2013 from $56.1 million in the same period of the prior fiscal year. Sales of used equipment, including finance leases, increased to $14.1 million for the six months ended November 30, 2012, compared to $11.1 million of the prior year period, while sales of new equipment decreased to $38.2 million for the six months ended November 30, 2012 compared to $42.0 million of the same prior year period.

Operating Expenses

Depreciation of rental and lease equipment increased in the first six months of fiscal 2013 to $28.1 million, or 41.2% of rental and lease revenues, from $25.9 million, or 40.3% of rental and lease revenues, in the first six months of fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased due to moderate declines in rental and utilization rates, offset, in part, by increased demand for leases.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased slightly to $8.9 million for the six months ended November 30, 2012 compared to $8.8 million for the six months ended November 30, 2011. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $40.2 million in the first six months of fiscal 2013 from $41.3 million in the same period of fiscal 2012. Related to equipment sales, costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 76.9% in the first six months of fiscal 2013 from 77.7% in the first six months of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, while the higher margin used equipment sales increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. national budgetary policies, and customer requirements and funding.

Selling, general and administrative expenses increased 6.0% to $27.8 million in the first six months of fiscal 2013 compared to $26.3 million in the first six months of fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses increased to 22.5% in the first six months of fiscal 2013 from 21.8% in the six months of fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase

We recorded a gain on bargain purchase, net of deferred taxes, of $3.4 million during the six months ended November 30, 2011 compared to $0 for the six months ended November 30, 2012, related to our acquisition of EMT in August 2011. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT acquisition over the respective purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction, and the recurring losses and bankruptcy filing of EMT.

Income Tax Provision

Our effective tax rate was 39.9% in the first six months of fiscal 2013, compared to 32.9% in the first six months of fiscal 2012. The increase during the six months ended November 30, 2012 is due to an increase in certain foreign losses for which we have a valuation allowance and therefore we do not receive a tax benefit, and a bargain purchase gain, net of deferred taxes, of $3.4 million for the six months ended November 30, 2011, related to our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $36.0 million of rental and lease equipment during the first six months of fiscal 2013 compared to $53.8 million during the first six months of fiscal 2012, a decline of 33.1% from the unusually high payment level of the prior year which reflected continued recovery from the economic downturn.

Dividends

During the first six months of fiscal 2013 and 2012 we paid dividends of $0.40 per common share, or $0.80 per annum, amounting to an aggregate of $9.7 million for fiscal 2013 and 2012, respectively. On December 21, 2012, we paid a quarterly dividend of $0.20 per common share and a special dividend of $1.00 per common share. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $10.0 million at November 30, 2012, an increase of $0.7 million from May 31, 2012. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2010 we have returned $58.3 million in cash to our shareholders, increasing our annual dividend rate from $0.60 per common share to $0.80 per common share in fiscal 2012. We have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities. On December 19, 2012, we used $6.2 million of our cash and borrowed $23.0 million against our credit facility with Union Bank to pay the quarterly dividend of $0.20 per common share and the special dividend of $1.00 per common share on December 21, 2012. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. Given our growth record achieved since fiscal 2000, and our available line of credit of which we have $27.0 million remaining that we may borrow as of January 3, 2013, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.

Cash Flows and Credit Facilities

During the first six months of fiscal 2013 and 2012, net cash provided by operating activities was $33.0 million and $34.3 million, respectively. The decrease in operating cash flow for fiscal 2013 was primarily attributable to income tax payments of $8.5 million, compared to a refund of $1.2 million for the prior year period, which was partially offset by increases in our working capital and income, after giving effect to non-cash items, for fiscal 2013.

During the first six months of fiscal 2013 and 2012, net cash used in investing activities was $22.3 million and $53.7 million, respectively. The decline in cash used in investing activities for the first six months of fiscal 2013 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $36.0 million for the six months ended November 30, 2012 compared to $53.8 million for the six months ended November 30, 2011, an increase in the proceeds from sale of rental and lease equipment to $14.2 million for fiscal 2013 compared to $11.2 million for the first six months of fiscal 2012, and cash paid for the acquisition of EMT of $10.7 million in fiscal 2012.

Net cash flows used in financing activities were $9.7 million and $9.6 million for the first six months of fiscal 2013 and 2012, respectively. These funds used were primarily composed of payments for dividends of $9.7 million for the first six months of fiscal 2013 and 2012, respectively.

We have a $50.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed and repaid $2.0 million on our line of credit during the first six months of fiscal 2013. We borrowed $23.0 million on December 19, 2012 on our line of credit to fund the quarterly and special dividend that we paid on December 21, 2012. There are no other bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2012.

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

Revenue Recognition – Principal Agent Considerations: In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our resale agreement, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our inventory prior to shipment to customers. (3) We have full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in Sales of Equipment and Other Revenues and the related equipment costs are recorded in Costs of Sales of Equipment and Other Revenues in our consolidated statements of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the first six months of fiscal 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 4.	Controls and Procedures.

As of November 30, 2012, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Sixth Amendment to Commercial Credit Agreement between Electro Rent Corporation and Union Bank, N.A.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 29, 2012

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

Date: January 9, 2013	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)