Form 10-K/A
period 2012-05-31
ELECTRO RENT CORP
filed 2013-02-01
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

FORM 10-K/A

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ____

ELECTRO RENT CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

CALIFORNIA (State or Other Jurisdiction of Incorporation or Organization)	95-2412961 (I.R.S. Employer Identification No.)

6060 Sepulveda Boulevard Van Nuys, California 91411-2512 (Address of Principal Executive Offices and Zip Code)

(818) 786-2525 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock without par value	Name of Each Exchange on Which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

Large Accelerated Filer ☐ Accelerated Filer ☒ Non-Accelerated Filer ☐ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant's stock held by non-affiliates of the registrant as of November 30, 2011, was $309,305,540.

Number of shares of the registrant’s common stock outstanding as of August 10, 2012: 23,995,626.

Explanatory Note

The sole purpose of this Amendment to Electro Rent Corporation’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended May 31, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on August 13, 2012, is to amend the exhibit table in Part IV, Item 15 of the Form 10-K in response to comments received from the Staff of the Commission regarding filing exhibit 10.24 as an exhibit to the Form 10-K. This Amendment to the Form 10-K amends and restates the exhibit index included in Part IV, Item 15 of the Form 10-K to include exhibit 10.24. No other changes have been made to the Form 10-K. This Amendment to the Form 10-K does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K, except as noted above.

Item 15. Exhibits and Financial Statement Schedules.

(b) Exhibits.

Exhibit No.	Description of Document	Incorporation by Reference
3.1	Restated Articles of Incorporation, filed October 3, 1984	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1998.
3.4	Bylaws of Registrant, adopted February 6, 1979	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1995.
3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1997.
3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.1*	Electro Rent Corporation Supplemental Executive Retirement Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.2*	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.3*	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.
10.4*	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005	Incorporated by reference from Registrant's Current Report on Form 8-K filed November 1, 2005.
10.5*	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005	Incorporated by reference from Registrant's Current Report on Form 8-K filed November 1, 2005.

Exhibit No.	Description of Document	Incorporation by Reference

10.6*	1996 Stock Option Plan	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.7*	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.8*	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan)	Incorporated by reference from Registrant's Annual Report on Form 10-K for the fiscal year ended May 31, 1996.
10.9*	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996	Incorporated by reference from Registrant's Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).
10.10*	Amendment No. 1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.
10.11*	2005 Equity Incentive Plan	Incorporated by reference from Registrant's Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.12*	Form of 2005 Stock Option Agreement	Incorporated by reference from Registrant's Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).
10.13*	Form of Stock Unit Award Agreement (Employee)	Incorporated by reference from Registrant's Current Report on Form 8-K filed July 21, 2009.
10.14*	Form of Stock Unit Award Agreement (Director)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.15*	Form of Indemnification Agreement	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
10.16	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.17	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.18	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.19	Third Amendment to Commercial Credit Agreement dated as of September 22, 2010 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
10.20	Asset Purchase Agreement between Registrant and Telogy, LLC dated as of March 16, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 22, 2010.
10.21	Agreement between the Company and UBS regarding Auction Rate Securities	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.
10.22	Fourth amendment to Commercial Credit Agreement dated as of September 28, 2011 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 30, 2011.
10.23	Fifth amendment to Commercial Credit Agreement dated as of February 3, 2012 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 9, 2012.
10.24#	EMG US Authorized Technology Partner Agreement dated as of December 1, 2009 by and between Electro Rent Corporation and Agilent Technologies, Inc., as amended.	Filed herewith.

Exhibit No.	Description of Document	Incorporation by Reference

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.
21

Subsidiaries of the Registrant.

•             Genstar Rental Electronics, Inc., a Canadian corporation

•             ER International, Inc., a Delaware corporation

•             Electro Rent Asia, Inc., a California corporation

•             Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•             Electro Rent (Beijing) Technology Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•             Electro Rent Europe NV, a Belgium corporation

•             Electro Rent, LLC, a Delaware limited liability company

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm	Previously filed with Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.
32.1**	Section 1350 Certification by Principal Executive Officer	Filed herewith.
32.2**	Section 1350 Certification by Chief Financial Officer	Filed herewith.
101.INS***	XBRL Instance Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
101.SCH***	XBRL Taxonomy Extension Schema Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
101.LAB***	XBRL Taxonomy Label Linkbase Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.
101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the year ended May 31, 2012.

# The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.

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

Electro Rent Corporation

Dated: February 1, 2013	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg Daniel Greenberg	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 1, 2013

/s/ Craig R. Jones Craig R. Jones	Chief Financial Officer (Principal Financial and Accounting Officer)	February 1, 2013

/s/ Gerald D. Barrone Gerald D. Barrone	Director	February 1, 2013

/s/ Nancy Y. Bekavac Nancy Y. Bekavac	Director	February 1, 2013

/s/ Karen J. Curtin Karen J. Curtin	Director	February 1, 2013

/s/ Theodore E. Guth Theodore E. Guth	Director	February 1, 2013

/s/ Joseph J. Kearns Joseph J. Kearns	Director	February 1, 2013

/s/ James S. Pignatelli James S. Pignatelli	Director	February 1, 2013