Form 10-Q
period 2013-02-28
ELECTRO RENT CORP
filed 2013-04-08
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

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

The number of shares outstanding of the registrant’s common stock as of March 29, 2013 was 23,995,626.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended February 28, 2013

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 28, 2013	February 29, 2012	February 28, 2013	February 29, 2012

Revenues:
Rentals and leases	$32,837	$31,704	$101,077	$95,925
Sales of equipment and other revenues	31,835	28,375	87,288	84,447

Total revenues	64,672	60,079	188,365	180,372

Operating expenses:
Depreciation of rental and lease equipment	14,320	13,677	42,460	39,578
Costs of rentals and leases, excluding depreciation	4,721	4,428	13,651	13,201
Costs of sales of equipment and other revenues	23,471	21,091	63,684	62,382
Selling, general and administrative expenses	13,784	13,033	41,629	39,302

Total operating expenses	56,296	52,229	161,424	154,463

Operating profit	8,376	7,850	26,941	25,909

Gain on bargain purchase, net of deferred taxes	—	53	—	3,435

Interest income, net	61	120	344	327

Income before income taxes	8,437	8,023	27,285	29,671

Income tax provision	3,400	3,028	10,923	10,152

Net income	$5,037	$4,995	$16,362	$19,519

Earnings per share:
Basic	$0.21	$0.21	$0.68	$0.81

Diluted	$0.21	$0.21	$0.68	$0.81

Shares used in per share calculation:
Basic	23,996	23,983	23,995	23,981

Diluted	24,257	24,179	24,228	24,180

Cash dividend paid per common share	$1.20	$0.20	$1.60	$0.60

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	February 28, 2013	May 31, 2012

ASSETS

Cash and cash equivalents	$6,705	$9,290
Accounts receivable, net of allowance for doubtful accounts of $520 and $522	39,821	35,915
Rental and lease equipment, net of accumulated depreciation of $219,481 and $204,108	235,568	243,173
Other property, net of accumulated depreciation and amortization of $18,637 and $17,832	13,835	13,871
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,427 and $1,304	1,078	1,201
Other assets	23,661	23,272

	$323,777	$329,831

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Bank borrowings	$16,500	$—
Accounts payable	7,620	8,555
Accrued expenses	12,863	11,870
Deferred revenue	6,376	6,904
Deferred tax liability	53,734	54,371

Total liabilities	97,093	81,700

Commitments and contingencies (Note 13)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 28, 2013 - 23,995,626; May 31, 2012 - 23,987,826	37,373	36,179
Retained earnings	189,311	211,952

Total shareholders’ equity	226,684	248,131

	$323,777	$329,831

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Nine Months Ended
	February 28, 2013	February 29, 2012

Cash flows from operating activities:
Net income	$16,362	$19,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,422	40,551
Remeasurement loss on foreign currency	135	104
Provision for losses on accounts receivable	360	130
Gain on sale of rental and lease equipment	(8,785)	(7,578)
Gain on bargain purchase, net of deferred taxes	—	(3,435)
Stock compensation expense	983	1,057
Excess tax benefit for share based compensation	(247)	(89)
Deferred income taxes	(637)	7,594
Changes in operating assets and liabilities, net of effect of acquisitions:
Accounts receivable	(315)	(1,686)
Other assets	(4,559)	(1,023)
Accounts payable	620	(1,140)
Accrued expenses	1,188	658
Deferred revenue	(543)	27

Net cash provided by operating activities	47,984	54,689

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	21,665	17,114
Cash paid for acquisition	—	(10,572)
Payments for purchase of rental and lease equipment	(48,794)	(78,703)
Payments for purchase of other property	(803)	(642)

Net cash used in investing activities	(27,932)	(72,803)

Cash flows from financing activities:
Borrowings under bank line of credit	31,500	1,000
Payments under bank line of credit	(15,000)	(1,000)
Minimum tax withholdings on share based compensation	(36)	(47)
Excess tax benefit for share based compensation	247	89
Payment of dividends	(39,003)	(14,480)

Net cash used in financing activities	(22,292)	(14,438)

Effect of exchange rate changes on cash	(345)	(11)

Net decrease in cash and cash equivalents	(2,585)	(32,563)
Cash and cash equivalents at beginning of period	9,290	41,441

Cash and cash equivalents at end of period	$6,705	$8,878

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

Operating expenses

Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rental and lease revenues.

Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.

Selling, general and administrative (“SG&A”) expenses include sales and marketing expenses, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. SG&A expenses also include shipping and handling costs of $780 and $2,735, respectively, for the three and nine months ended February 28, 2013 and $924 and $3,096, respectively, for the three and nine months ended February 29, 2012.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	February 28, 2013	May 31, 2012
Foreign exchange forward contracts	Other assets	$71	$179

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of losses and gains recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Three Months Ended February 28, 2013	Three Months Ended February 29, 2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$(64)	$(29)

Derivatives Not Designated as Hedging Instruments	Location of (Loss) Gain Recognized in Income on Derivatives	Nine Months Ended February 28, 2013	Nine Months Ended February 29, 2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$(454)	$212

Other Assets

We include demonstration equipment used in connection with our resale activity of $6,005 and $5,495 as of February 28, 2013 and May 31, 2012, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following:

	February 28, 2013	May 31, 2012
Net investment in sales-type leases	$10,985	$11,681
Demonstration equipment	6,005	5,495
Supplemental executive retirement plan assets	2,932	2,370
Income taxes receivable	916	861
Prepaid expenses and other	2,823	2,865

	$23,661	$23,272

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

In July 2012, the FASB issued guidance to simplify how an entity tests indefinite-lived intangible assets other than goodwill for impairment and permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative impairment test. This guidance is effective for annual and interim impairment tests performed for fiscal years beginning after December 15, 2011. The guidance for the qualitative process became effective for our first quarter of fiscal 2013, and had no material impact on our consolidated financial position, results of operations or cash flows.

In February 2013, the FASB issued guidance on reporting the effect of significant reclassifications out of accumulated other comprehensive income. If the amount being reclassified is required under GAAP to be reclassified in its entirety to net income, an entity is required to report the effect of these reclassifications on the respective line items in net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The new guidance affects disclosures only, and will not impact our consolidated financial position, results of operations or cash flows.

Other Comprehensive Income

Comprehensive income is equivalent to net income for all periods presented.

Reclassifications

We have expanded the presentation of our costs of revenues to separately present costs associated with each of the revenue streams presented in the condensed consolidated statements of operations, to comply with the applicable income statement disclosure requirements for public companies. Accordingly, the previously reported statement of operations line item captioned “costs of revenues other than depreciation of rental and lease equipment” has been replaced with separate line items for “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues”.

Further, in order to more closely align activity related to our rental and lease operations, including revenues and the expenses associated with providing those revenues, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, which resulted in a reduction to previously reported selling, general and administrative expenses of $2,680 and $8,233, respectively, for the three and nine months ended February 29, 2012. These reclassified costs primarily include direct expenses of supporting our rental and lease operations, including labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	At February 28, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$1,014	$—	$—	$1,014
Supplemental executive retirement plan	2,932	—	—	2,932
Foreign exchange forward contracts	—	71	—	71

Total assets measured at fair value	$3,946	$71	$—	$4,017

	At May 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$2,507	$—	$—	$2,507
Supplemental executive retirement plan	2,370	—	—	2,370
Foreign exchange forward contracts	—	179	—	179

Total assets measured at fair value	$4,877	$179	$—	$5,056

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

Acquisition-related transaction costs of $55 were accounted for as expenses in the periods in which the costs were incurred and were included in our selling, general and administrative expenses during fiscal 2012.

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the nine months ended February 28, 2013:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2012	203	$13.82
Granted	73	17.11
Vested	(109)	12.87
Forfeited/canceled	(11)	12.88

Nonvested at February 28, 2013	156	$16.10

We granted 0 and 73 restricted stock units during the three and nine months ended February 28, 2013, respectively, and 0 and 101 restricted stock units during the three and nine months ended February 29, 2012. As of February 28, 2013, we have unrecognized share-based compensation cost of approximately $1,641 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.

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

We recorded $344 and $983 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 28, 2013, respectively, compared to $347 and $1,057 for the three and nine months ended February 29, 2012, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total excess tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for the nine months ended February 28, 2013 and February 29, 2012 was $247 and $89, respectively. Cash received from stock option exercises was $0 for each of the nine month periods ended February 28, 2013 and February 29, 2012.

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

Our goodwill and intangibles at February 28, 2013 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2013 were as follows:

	Balance as of June 1, 2012 (net of amortization)	Additions	Amortization	Balance as of February 28, 2013
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	790	—	(123)	667

	$4,310	$—	$(123)	$4,187

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 28, 2013 and May 31, 2012.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 28, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,427)	667

		$2,505	$(1,427)	$1,078

	May 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,304)	790

		$2,505	$(1,304)	$1,201

Amortization expense related to intangible assets was $41 and $42 for the three months ended February 28, 2013 and February 29, 2012, respectively, and $123 and $112 for the nine months ended February 28, 2013 and February 29, 2012, respectively.

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of February 28, 2013:

Year ending May 31,	Future Amortization
2013 (remaining)	$41
2014	164
2015	129
2016	118
2017	118
Thereafter	97

$667

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 7: Borrowings

On November 29, 2012, we entered into a sixth amendment to our commercial credit agreement (“Credit Agreement Amendment”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which the lender provides us with a revolving line of credit. The Credit Agreement Amendment amends our Commercial Credit Agreement with Union Bank by (i) increasing the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $25,000 to $50,000; (ii) extending the term and maturity date of the Commercial Credit Agreement from October 1, 2015 to November 30, 2015; (iii) deleting the quick ratio financial covenant; (iv) amending the amounts and payment dates of the annual commitment fees such that we agree to pay a $25 commitment fee on November 30, 2012, a $50 commitment fee on November 30, 2013 and a $50 commitment fee on November 30, 2014; (v) amending the minimum tangible net worth financial covenant; and (vi) replacing the positive net earnings financial covenant with an EBITDA financial covenant. We are in compliance with all loan covenants at February 28, 2013.

At February 28, 2013, we had approximately $16,500 of borrowings outstanding under the Commercial Credit Agreement. The weighted average interest rate under the line of credit was approximately 1.72%. There were no borrowings outstanding at February 29, 2012.

Note 8: Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities

We had rental equipment purchases, not yet paid for, totaling $3,766 and $4,323 as of February 28, 2013, and February 29, 2012, respectively, all of which amounts were subsequently paid. We had sales of used equipment, not yet collected, of $13,222 and $9,724 as of February 28, 2013 and February 29, 2012, respectively, included in accounts receivable and net investment in sales-type leases in other assets. During the nine months ended February 28, 2013 and February 29, 2012, we transferred $2,418 and $623, respectively, of demonstration equipment, included in other assets, to rental and lease equipment.

Supplemental Disclosures of Cash Paid (Refunded)

	Nine months ended
	February 28,	February 29,
	2013	2012
Interest	$89	$11
Income taxes	$11,640	$(1,100)

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

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	February 28, 2013	May 31, 2012
Gross minimum lease payments receivable	$11,518	$12,284
Less – unearned interest	(533)	(603)

Net investment in sales-type lease receivables	$10,985	$11,681

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2013 (remaining)	$1,942
2014	6,412
2015	2,603
2016	441
2017	120

$11,518

Note 10: Segment Reporting and Related Disclosures

Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: the rental, lease and sale of T&M equipment and the rental, lease and sale of DP equipment.

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

Our equipment pool, based on acquisition cost, consisted of $420,274 of T&M equipment and $34,775 of DP equipment at February 28, 2013 and $409,686 of T&M equipment and $37,595 of DP equipment at May 31, 2012.

Revenues for these product groups were as follows for the three months ended February 28, 2013 and February 29, 2012:

	T&M	DP	Total
2013
Rentals and leases	$29,460	$3,377	$32,837
Sales of equipment and other revenues	31,327	508	31,835

	$60,787	$3,885	$64,672

2012
Rentals and leases	$28,281	$3,423	$31,704
Sales of equipment and other revenues	27,882	493	28,375

	$56,163	$3,916	$60,079

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Revenues for these product groups were as follows for the nine months ended February 28, 2013 and February 29, 2012:

	T&M	DP	Total
2013
Rentals and leases	$89,500	$11,577	$101,077
Sales of equipment and other revenues	85,418	1,870	87,288

	$174,918	$13,447	$188,365

2012
Rentals and leases	$83,534	$12,391	$95,925
Sales of equipment and other revenues	82,711	1,736	84,447

	$166,245	$14,127	$180,372

No single customer accounted for more than 10% of total revenues during the three and nine months ended February 28, 2013 and February 29, 2012, respectively.

Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Revenues: (1)
U.S.	$56,069	$51,986	$161,611	$155,563
Other (2)	8,603	8,093	26,754	24,809

Total	$64,672	$60,079	$188,365	$180,372

	As of
	February 28, 2013	May 31, 2012
Net Long-Lived Assets: (3)
U.S.	$198,290	$207,449
Other (2)	51,113	49,595

Total	$249,403	$257,044

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization. Subsequent to the issuance of the May 31, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of May 31, 2012 should not have included goodwill and intangibles (which totaled $4,310 at that date) and, accordingly, such amount has been excluded from the May 31, 2012 balance displayed in the table above.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 11: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2013 and February 29, 2012:

	Three Months Ended		Nine Months Ended
	February 28,	February 29,	February 28,	February 29,
	2013	2012	2013	2012
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding	23,996	23,983	23,995	23,981
Dilutive effect of restricted stock	262	196	233	199

Diluted shares used in per share calculation	24,257	24,179	24,228	24,180

Net income	$5,037	$4,995	$16,362	$19,519
Earnings per share:
Basic	$0.21	$0.21	$0.68	$0.81
Diluted	$0.21	$0.21	$0.68	$0.81

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 14: Subsequent Events

On March 5, 2013 our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on April 10, 2013 to shareholders of record as of March 20, 2013.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of February 28, 2013 and May 31, 2012, the results of our operations for the three and nine months ended February 28, 2013 and February 29, 2012, respectively, and cash flows for the nine month periods ended February 28, 2013 and February 29, 2012, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2012, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic T&M equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix Inc. primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries.

In addition, although it represents only approximately 7%, 8% and 13% of our revenues in fiscal 2012, 2011 and 2010, respectively, we believe our data products (“DP”) division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, Hewlett Packard and Toshiba.

In fiscal 2010, we became a reseller for Agilent, the largest T&M equipment manufacturer in North America, which provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada through January 31, 2014. We do not currently have reseller agreements with any other manufacturers for equipment similar to that included in our Agilent reseller agreement. In addition, we sell used equipment from a variety of manufacturers that was previously in our rental and lease pool.

We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have a large technical sales force that consists primarily of field engineers and applications engineers, each of whom specializes in all the products and services offered by our company. Our sales force is usually assigned to specific territories, and identifies potential customers through coordinated efforts with our marketing organization. Our marketing organization is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the test and measurement equipment environment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.

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

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our acquisition of EMT at the end of the first quarter of fiscal 2012, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our resale organization and T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our resale channel, we experienced strong growth in revenues for fiscal 2012. During fiscal 2012, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. During the nine months ended February 28, 2013, our revenues increased compared to the nine months ended February 29, 2012, as we continued to experience rental and lease growth and increased sales of used equipment, in part due to a large buyout of used equipment by a customer in the third fiscal quarter of 2013, while our sales of new equipment declined. Our new equipment sales were affected by changes in the U.S. national budgetary policy and continuing uncertainty in the economy, including the telecommunications and national defense sectors, causing delays in our customers’ procurement decisions. As a result, many customers have chosen to rent equipment or delay all significant procurement decisions as they contemplate how to operate going forward. Our operating profit modestly increased for the nine months ended February 28, 2013, as compared to the nine months ended February 29, 2012, as growth in our higher margin rental and lease revenues and used equipment sales offset declines in our sales of new equipment, which have lower operating margins. We experienced a moderate increase in our selling, general and administrative expenses as a result of our infrastructure investment which began in fiscal 2011 and continued throughout fiscal 2012 and the first nine months of fiscal 2013 in support of expected growth in our sales of new and used equipment, as well as growth in our rental and lease business.

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

Profitability and Key Business Trends

Comparing the first nine months of fiscal 2013 to the first nine months of fiscal 2012, our revenues increased by 4.4% from $180.4 million to $188.4 million, our operating profit increased 4.0% from $25.9 million to $26.9 million and our net income decreased by 16.2% from $19.5 million to $16.4 million. Our net income for the nine months ended February 29, 2012 included a bargain purchase gain, net of deferred taxes, of $3.4 million, as a result of our acquisition of EMT.

Our rental and lease revenues increased $5.2 million, or 5.4%, from $95.9 million for the first nine months of fiscal 2012 to $101.1 million for the first nine months of fiscal 2013. For the nine months ended February 28, 2013, 89% of our rental and lease revenues were derived from T&M equipment, compared to 87% for the prior year period. Our T&M rental revenues increased approximately $5.0 million, of which $3.7 million was due to an increase in rental demand, in particular in our North American and European operations, and the integration of our resale organization and T&M sales force, and a $1.3 million increase related to the equipment acquired from EMT in late August 2011. Our T&M lease revenues increased approximately $1.1 million, which was primarily attributed to an increase in demand for equipment leases. The impact of the changes in T&M rental and lease rates on rental and lease revenues was insignificant. Rental revenues in our DP segment declined $0.7 million, due to a decrease of $1.2 million relating to lower demand, offsetting an increase of $0.5 million due to higher rental rates. Our DP lease revenues were relatively flat.

Our sales of equipment and other revenues increased $2.8 million, or 3.4%, from $84.4 million for the first nine months of fiscal 2012 to $87.3 million for the first nine months of fiscal 2013. Our sales of equipment and other revenues increased primarily due to higher used equipment sales of $6.5 million, due in part to a large buyout by a customer in the third fiscal quarter of fiscal 2013 and our increased sales and marketing efforts in this area. This increase was partially offset by a decline in new equipment sales of $4.0 million as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy.

Some of our key profitability measurements are presented below for the nine months ended February 28, 2013 and February 29, 2012:

	Fiscal 2013	Fiscal 2012
Net income per diluted common share (EPS)	$0.68	$0.81
Net income as a percentage of average assets	6.7%	8.3%
Net income as a percentage of average equity	9.4%	10.9%

Our net income includes a bargain purchase gain, net of deferred taxes, of $3.4 million for the nine months ended February 29, 2012, as a result of our acquisition of EMT. For the nine months ended February 28, 2013, our operating profit increased 4.0%, or $1.0 million, compared to the nine months ended February 29, 2012. Our rental and lease business contributed an additional $1.8 million in operating profit, including $1.0 million in connection with the equipment acquired from EMT, resulting from a) a $5.2 million increase in rental and lease revenues, b) an offsetting increase in depreciation expense of $2.9 million, or 7.3%, due to a higher average rental equipment pool, and c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.5 million, or 3.4%. Sales of equipment and other revenues increased by $2.8 million, or 3.4%, and contributed an additional $1.5 million in operating profit, as a $2.1 million increase in our higher margin used equipment sales more than offset a $0.9 million decline in sales of our lower margin new equipment. Our selling, general and administrative expenses increased by $2.3 million, or 5.9%, for the nine months ended February 28, 2013 compared to the nine months ended February 29, 2012, primarily due to the broadening and strengthening of our sales organization in support of our new and used equipment sales, higher rental demand, and future growth opportunities. Finally, a decline in our foreign currency rates reduced our operating profit by $0.5 million.

The average amount of our equipment on rent, based on acquisition cost, increased to $242.4 million and $244.3 million for the three and nine months ended February 28, 2013, respectively, compared to $233.4 million and $231.3 million, respectively, for the same periods last year, an increase of 3.9% and 5.6%, respectively. The average acquisition cost of equipment on lease increased to $34.7 million and $34.0 million for the three and nine months ending February 28, 2013, respectively, compared to $32.5 million and $31.4 million, respectively, for the same periods last year, an increase of 6.9% and 8.1%, respectively. The increase in our average equipment on rent and lease was due, in part, to the acquisition of EMT during the nine months ended February 29, 2012 as well as strengthening demand in our worldwide operations.

Average rental rates for our T&M and DP segments combined increased by 1.3% for the three months ending February 28, 2013 compared to February 29, 2012, while average rental rates decreased 0.7% for the nine months ending February 28, 2013 compared to the prior year period. Average utilization for our T&M equipment pool, based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, increased marginally from 66.2% to 66.3% for the three months ended February 29, 2012 and February 28, 2013, respectively, while average utilization decreased from 68.0% to 66.6% for the nine months ended February 29, 2012 and February 28, 2013, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, decreased from 34.5% to 31.1% for the three months ended February 29, 2012 and February 28, 2013, respectively, while average utilization decreased from 38.8% to 35.1% for the nine months ending February 29, 2012 and February 28, 2013, respectively.

As of February 28, 2013 and February 29, 2012, our unfilled orders for T&M equipment relating to our resale channel were $4.8 million and $11.8 million, respectively. The decline in backlog for fiscal 2013 is primarily due to shorter manufacturing lead time and a reduction in new sales orders, reflecting lower demand.

Results of Operations

Reclassification

The previously reported “costs of revenues other than depreciation of rental and lease equipment” have been changed to separately present “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues”. In addition, we have reclassified $2.7 million and $8.2 million from selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, for the three and nine months ended February 29, 2012, respectively, to conform to the current year presentation. (See Note 1 to our condensed consolidated financial statements included in this Form 10-Q for further discussion).

Comparison of Three Months Ended February 28, 2013 and February 29, 2012

Revenues

Total revenues for the three months ended February 28, 2013 and February 29, 2012 were $64.7 million and $60.1 million, respectively. The 7.6% increase in total revenues was due to a 3.6% increase in rental and lease revenues and a 12.2% increase in sales of equipment and other revenues.

Rental and lease revenues for the three months ended February 28, 2013 were $32.8 million, compared to $31.7 million for the same period of the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in North American operations, due in part to the acquisition of EMT, and the integration of our resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. This increase was partially offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $31.8 million for the third quarter of fiscal 2013 from $28.4 million in the prior year quarter. Sales of used equipment, including finance leases, increased to $9.5 million for the three months ended February 28, 2013, compared to $5.9 million for the prior year period, in part due to a large buyout by a customer in the third quarter of fiscal 2013, while sales of new equipment decreased to $21.0 million for the three months ended February 28, 2013 compared to $21.2 million for the prior year period, as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy.

Operating Expenses

Depreciation of rental and lease equipment increased in the third quarter of fiscal 2013 to $14.3 million, or 43.6% of rental and lease revenues, from $13.7 million, or 43.1% of rental and lease revenues, in the third quarter of fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased due to moderate declines in rental and utilization rates, offset, in part, by increased demand for leases.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased slightly to $4.7 million for the three months ended February 28, 2013 compared to $4.4 million for the three months ended February 29, 2012. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, increased to $23.5 million in the third quarter of fiscal 2013 from $21.1 million in the same period of fiscal 2012. Related to equipment sales, costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 77.0% in the third quarter of fiscal 2013 from 77.9% in the third quarter of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, while higher margin used equipment sales increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative expenses increased 5.8% to $13.8 million in the third quarter of fiscal 2013 compared to $13.0 million in the third quarter of fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses decreased to 21.3% in the third quarter of fiscal 2013 from 21.7% in the third quarter of fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Income Tax Provision

Our effective tax rate was 40.3% in the third quarter of fiscal 2013, compared to 37.7% in the third quarter of fiscal 2012. The increase during the three months ended February 28, 2013 was due to a refund of foreign taxes in the prior year.

Comparison of Nine Months Ended February 28, 2013 and February 29, 2012

Revenues

Total revenues for the nine months ended February 28, 2013 and February 29, 2012 were $188.4 million and $180.4 million, respectively. The 4.4% increase in total revenues was due to a 5.4% increase in rental and lease revenues and a 3.4% increase in sales of equipment and other revenues.

Rental and lease revenues for the nine months ended February 28, 2013 were $101.1 million, compared to $95.9 million for the same period of the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in North American operations, due in part to the acquisition of EMT, and the integration of our resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. This increase was partially offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues increased to $87.3 million for the first nine months of fiscal 2013 from $84.4 million in the same period of the prior fiscal year. Sales of used equipment, including finance leases, increased to $23.6 million for the nine months ended February 28, 2013, compared to $17.0 million for the prior year period, in part due to a large buyout by a customer in the third quarter of fiscal 2013 while sales of new equipment decreased to $59.2 million for the nine months ended February 28, 2013 compared to $63.2 million for the same prior year period as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy.

Operating Expenses

Depreciation of rental and lease equipment increased in the first nine months of fiscal 2013 to $42.5 million, or 42.0% of rental and lease revenues, from $39.6 million, or 41.3% of rental and lease revenues, in the first nine months of fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased due to moderate declines in rental and utilization rates, offset, in part, by increased demand for leases.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased to $13.7 million for the nine months ended February 28, 2013 compared to $13.2 million for the nine months ended February 29, 2012. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $63.7 million in the first nine months of fiscal 2013 from $62.4 million in the same period of fiscal 2012. Related to equipment sales, costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 77.0% in the first nine months of fiscal 2013 from 77.7% in the first nine months of fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, while the higher margin used equipment sales increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. national budgetary policies, and customer requirements and funding.

Selling, general and administrative expenses increased 5.9% to $41.6 million in the first nine months of fiscal 2013 compared to $39.3 million in the first nine months of fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses increased to 22.1% in the first nine months of fiscal 2013 from 21.8% in the nine months of fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase

We recorded a gain on bargain purchase, net of deferred taxes, of $3.4 million during the nine months ended February 29, 2012 compared to $0 for the nine months ended February 28, 2013, related to our acquisition of EMT in August 2011. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT acquisition over the respective purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction, and the recurring losses and bankruptcy filing of EMT.

Income Tax Provision

Our effective tax rate was 40.0% in the first nine months of fiscal 2013, compared to 34.2% in the first nine months of fiscal 2012. The increase during the nine months ended February 28, 2013 is due to an increase in certain foreign losses for which we have a valuation allowance and therefore we do not receive a tax benefit, and a bargain purchase gain, net of deferred taxes, of $3.4 million for the nine months ended February 29, 2012, related to our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $48.8 million of rental and lease equipment during the first nine months of fiscal 2013 compared to $78.7 million during the first nine months of fiscal 2012, a decline of 38.0% from the unusually high payment level of the prior year which reflected continued recovery from the economic downturn.

Dividends

During the first nine months of fiscal 2013, we paid dividends of $1.60 per common share, including a special dividend of $1.00 per common share, compared to $0.60 per common share in fiscal 2012 during the same period, amounting to an aggregate of $39.0 million and $14.5 million for fiscal 2013 and 2012, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $6.7 million at February 28, 2013, a decrease of $2.6 million from May 31, 2012. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2010 we have returned $87.6 million in cash to our shareholders, increasing our annual dividend rate from $0.60 per common share to $0.80 per common share in fiscal 2012. We have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities. On December 19, 2012, we used $6.1 million of our cash and borrowed $23.0 million against our credit facility with Union Bank to pay the quarterly dividend of $0.20 per common share and the special dividend of $1.00 per common share on December 21, 2012. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. Given our growth record achieved since fiscal 2000, and our available line of credit of which we have $33.5 million remaining that we may borrow as of March 22, 2013, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.

Cash Flows and Credit Facilities

During the first nine months of fiscal 2013 and 2012, net cash provided by operating activities was $48.0 million and $54.7 million, respectively. The decrease in operating cash flow for fiscal 2013 was primarily attributable to income tax payments of $11.6 million, compared to a refund of $1.1 million for the prior year period, which was partially offset by increases in our working capital and income, after giving effect to non-cash items, for fiscal 2013.

During the first nine months of fiscal 2013 and 2012, net cash used in investing activities was $27.9 million and $72.8 million, respectively. The decline in cash used in investing activities for the first nine months of fiscal 2013 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $48.8 million for the nine months ended February 28, 2013 compared to $78.7 million for the nine months ended February 29, 2012, an increase in the proceeds from sale of rental and lease equipment to $21.7 million for fiscal 2013 compared to $17.1 million for the first nine months of fiscal 2012, and cash paid for the acquisition of EMT of $10.6 million in fiscal 2012.

Net cash flows used in financing activities were $22.3 million and $14.4 million for the first nine months of fiscal 2013 and 2012, respectively. These funds used were primarily composed of payments for dividends of $39.0 million for the first nine months of fiscal 2013 and $14.5 million for the first nine months of fiscal 2012, and net bank borrowings of $16.5 million during the first nine months of fiscal 2013, compared to $0 during the first nine months of fiscal 2012.

We have a $50.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed $31.5 million and repaid $15.0 million on our line of credit during the first nine months of fiscal 2013. Of the $31.5 million borrowed, $23.0 million was borrowed on December 19, 2012 to fund the quarterly and special dividend that we paid on December 21, 2012. There are no other bank borrowings outstanding or off balance sheet financing arrangements at February 28, 2013.

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

During the first nine months of fiscal 2013, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2012.

Item 4.	Controls and Procedures.

As of February 28, 2013, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

ELECTRO RENT CORPORATION

Date: April 8, 2013	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)