Form 10-K
period 2013-05-31
ELECTRO RENT CORP
filed 2013-08-14
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended May 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s stock held by non-affiliates of the registrant as of November 30, 2012, was $297,250,041.

Number of shares of the registrant’s common stock outstanding as of August 14, 2013: 23,996,293.

DOCUMENTS INCORPORATED BY REFERENCE

The information contained in the Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013 this is required by Part III of the Annual Report on
Form 10-K is incorporated herein for reference.

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

PART I

Item 1. Business.

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix Inc. (“Tektronix”) primarily for use by our customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Although it represented only approximately 7% of our revenues in fiscal 2013, we believe our data products (“DP”) division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple. We have also recently expanded our efforts in the rental, lease and sale of electrical test and inspection equipment used in the industrial industry, which includes electrical contractors and utility companies and their related support services providers.

The Electro Rent Approach. For the most part, customers who purchase or lease equipment from us place orders through our inside sales force, which has access to our proprietary computer system that we update in real time for equipment availability and pricing. In the case of rentals and some leases, we generally use a pool of equipment we have previously purchased for that purpose, or we may add equipment to that pool to fill a lease or rental order if the addition makes economic sense. Our equipment fulfillment team typically can arrange delivery of equipment from our pool to our customers within one or two days of a request. Most of our equipment is technically complex and must be tested and serviced when returned to us. We do most of that testing in house, using a team of experienced technicians and our state of the art calibration laboratory.

Although our customers respond to equipment pricing and availability in making their decisions to choose to work with us, we believe that our success also depends on other factors:

•

Customer Responsiveness. Our customer service, responsiveness and expert technical staff provide us a key competitive advantage. Our resale channel for Agilent T&M equipment, for the United States and Canada, has enabled us to substantially expand the number and technical expertise of our T&M sales force, which at approximately 112 persons is the largest among our principal competitors. We believe our management team is the most experienced and stable in the industry, averaging 29 years at Electro Rent. In 2008 and 2009, Forbes magazine named us as one of their “100 Most Trustworthy Companies” out of the more than 8,000 publicly traded companies for what Forbes termed “transparent and conservative accounting practices and solid corporate governance and management.” Also, we were honored as a Frost & Sullivan 2012 Company of the Year.

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

Our Strategic Growth Initiatives. We believe that our resources and financial infrastructure remain capable of handling a significantly greater volume of business activity without a proportionate increase in expenses. Based on this belief, we have been seeking ways to increase revenues to leverage that infrastructure through internal growth and external acquisitions. Despite the continuing recessionary environment, we have used our strong balance sheet to make significant equipment purchases to meet T&M rental demand, support areas of potential growth and keep our equipment pool technologically up-to-date. We purchased $64.1 million of rental and lease equipment during fiscal 2013, compared to $96.7 million during fiscal 2012, a decline of 33.7% from the unusually high level of fiscal 2012 which reflected rebuilding of our inventory as part of the recovery from the economic downturn of 2009 and 2010. Our equipment purchases have allowed us to expand and upgrade our equipment base with equipment that is limited in supply but growing in demand, enhancing our ability to meet the needs of a wide range of customers, as well as expand our equipment pool offerings in some related areas such as telecommunications and industrial products.

Our Markets and Competition. We believe the North American general purpose test equipment rental market generates in excess of $300 million of annual rental and lease revenue, and is characterized by intense competition from several large competitors. Although no single competitor holds a dominant market share in North America, our primary competitors in the T&M rental area include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC, and Microlease plc. We compete for rental business with Microlease plc and Livingston Group Ltd. in Europe, and ORIX Corporation and a number of local operators in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling used equipment, we may also compete with sales of new equipment by our suppliers, including Agilent and Tektronix, and their other distributors. Our competitors engage in aggressive pricing for both rentals and sales. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability.

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

Our Backlog. As of May 31, 2013, we had a sales order backlog for new T&M equipment of $7.6 million, compared to $8.4 million as of May 31, 2012 and $17.0 million as of May 31, 2011. The decline in our backlog for fiscal 2013 is primarily due to shorter manufacturing lead time and a decline in new sales orders, reflecting lower demand.

Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Backlog increases when an order is received, and declines when we recognize sales. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Backlog, on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.

International Operations. We have rental, leasing and sales activity in foreign countries, which in the aggregate accounted for approximately 14.9% of our revenues in 2013, 13.8% in 2012 and 12.6% in 2011. Selected financial information regarding our international operations is presented below:

Fiscal Year ended May 31, (in thousands)	2013	2012	2011
Revenues: [1]
U.S.	$211,745	$214,354	$199,861
Other [2]	36,986	34,200	28,868

Total	$248,731	$248,554	$228,729

As of May 31, (in thousands)	2013	2012	2011
Net Long Lived Assets: [3]
U.S.	$198,956	$207,449	$176,268
Other [2]	49,726	49,595	33,491

Total	$248,682	$257,044	$209,759

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.

[2]	Other consists of other foreign countries. Each foreign country individually accounts for less that 10% of the total revenues and long-lived assets.

[3]

Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization. Subsequent to the issuance of the May 31, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of May 31, 2012 and 2011 should not have included goodwill or intangibles (which totaled $4,310 at May 31, 2012 and $4,323 at May 31, 2011) and, accordingly, such amount has been excluded from the May 31, 2012 and 2011 balances, respectively, displayed in the table above.

For risks relating to our international operations, see “Item 1A. Risk Factors – Risks Associated with International Operations.”

Other Information about Us. The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Fiscal Year ended May 31, (in thousands)	T&M	DP	Total
2013
Rentals and leases	$120,846	$15,745	$136,591
Sales of equipment and other revenues	109,700	2,440	112,140

	$230,546	$18,185	$248,731

2012
Rentals and leases	$113,540	$16,197	$129,737
Sales of equipment and other revenues	116,417	2,400	118,817

	$229,957	$18,597	$248,554

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

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

No single customer accounted for more than 10% of our total revenues during fiscal 2013, 2012 or 2011. We do not derive any significant portion of our revenues from direct United States Government contracts.

We have no material patents, trademarks, licenses, franchises or concessions.

At May 31, 2013, we employed approximately 417 individuals. Except in China, where we have 14 employees, none of these employees are members of a labor union. None of our employees are subject to collective bargaining agreements. We believe that our employee relations are satisfactory.

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

Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected even by the potential for sales by these persons. In addition to the 23,996,293 shares outstanding as of August 14, 2013, as of such date, up to 475,668 shares of Common Stock may be issued upon conversion of our stock units previously granted under our Equity Incentive Plan.

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

Risks Associated with Changing Economic Conditions. In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. Our customers historically have reduced their expenditures for electronic equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our services declines. A large part of our equipment pool is rented or leased to customers in the aerospace, defense, telecommunications, electronics, industrial and semiconductor industries. Continued slowdowns in the U.S. and global economy, or one or more of these specific industries, may result in lower demand and price pressure and could have a material adverse effect on our operating results and stock price.

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

One of the reasons some of our customers find it more attractive to rent or lease electronic equipment than owning that equipment is the need to deploy their capital elsewhere. This can be particularly true in industries with high growth rates such as the telecommunications industry. However, some of our customers have liquidity issues, which have been compounded by the current weak economy, and ultimately cannot fulfill the terms of their agreements with us. If we are not able to manage credit risk issues, or if a large number of customers should have financial difficulties at the same time, our credit losses would increase above historical levels. If this should occur, our results of operations and stock price may be materially and adversely affected.

COMPETITION

If we do not effectively compete in our market, our operating results and stock price will be materially and adversely affected.

Our industry is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources than we do. Although no single competitor holds a dominant market share, we face competition from both established entities and new entries in the market. Our primary competitors in the North American T&M rental area include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC and Microlease plc. Our largest competitors for rental business are Microlease plc and Livingston Group Ltd. in Europe and ORIX Corporation in Asia. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in selling our equipment, we also compete with sales by our suppliers, including Agilent and Tektronix, and their other distributors.

The market for the lease and rental of computers and servers is highly fragmented, although our principal competitors include SmartSource Rentals, Source One Rentals, Rentex and CRE Rentals. The computer rental market has been characterized by intense competition that has led to industry consolidation. We acquired two competitors during the last seventeen years and SmartSource, our largest competitor, has expanded primarily due to its numerous acquisitions.

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

Currency Risks. We generated 14.9% of our revenues from international operations during the past fiscal year. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Although we use foreign currency forward contracts to mitigate the risks associated with fluctuations in exchange rates, we may not be able to eliminate or reduce the effects of currency fluctuations. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.

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

As of August 14, 2013, our executive officers and directors collectively own approximately 21.9% of our Common Stock.

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

The federal government has implemented significant changes and reductions to government spending and other programs. In addition, uncertainty and other concerns resulting from previously announced defense spending reductions and the potential future, additional reductions have impacted, and are likely to continue to impact, the manner in which our customers in the aerospace and defense industry make procurement decisions, resulting in reduced demand by such customers in our rental services and resale business. A shift in government priorities to government programs in which our customers do not participate and/or reductions in funding for or the termination of government programs in which our customers do participate, unless offset by other programs and opportunities, could have a material adverse effect on the demand of our services and products and, as a consequence, our financial results.

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

As of May 31, 2013, we had sales offices in the metropolitan areas of Atlanta and Los Angeles. We also have service centers in Chicago, Dallas, Los Angeles, New York/Newark, San Francisco, Charlotte, Orlando, Toronto and Washington/Baltimore. We have foreign sales offices and warehouses in Mechelen, Belgium, and Beijing, China.

Our facilities aggregate approximately 269,000 square feet as of May 31, 2013. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.1 million in fiscal 2013. Most of our leases provide us with the option of renewing our leases at the end of the initial lease term, at the fair rental value, for periods of up to five years. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market for Common Stock; Holders.

Our common stock is quoted on the NASDAQ stock market under the symbol ELRC. There were approximately 313 shareholders of record at August 14, 2013. The following table sets forth, for the period shown, the high and low sale prices of our Common Stock as reported by NASDAQ.

	Fiscal Year 2013		Fiscal Year 2012
	High	Low	High	Low
First Quarter	$18.10	$13.61	$17.98	$13.55
Second Quarter	18.23	13.56	17.30	12.64
Third Quarter	16.39	13.93	18.93	15.65
Fourth Quarter	18.73	15.91	19.35	13.51

Sales of Unregistered Securities.

We did not make any unregistered sales of our securities during the quarter ended May 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans.

The following table provides information as of May 31, 2013 with respect to shares of our Common Stock that may be issued under our existing stock incentive plans, all of which were approved by our shareholders:

EQUITY COMPENSATION PLAN INFORMATION

Number of shares of common stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of common stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
0	$0	553,256

Stock Repurchases.

We have from time to time repurchased shares of our Common Stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock. We did not repurchase any shares during fiscal 2013, 2012 or 2011. We may choose to make additional open market or other purchases of our Common Stock in the future, but we have no commitment to do so.

Dividends.

Since July 2007, we have been paying quarterly dividends in each January, April, July and October. During fiscal 2013, in December 2012, we also paid a special dividend of $1.00 per common share. The total amount of cash dividends we paid in fiscal 2013, 2012 and 2011 is discussed under “Item 7. Management’s Discussion and Analysis and Results of Operations-Liquidity and Capital Resources.” We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be determined by our Board of Directors in each quarter, subject to compliance with applicable law.

Performance Graph.

This graph compares our total shareholder return with (1) the NASDAQ Composite Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2008 and ending May 31, 2013. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

Cumulative Five Year Total Return

Value of $100 Invested on May 31, 2008

Fiscal Years Ended May 31

	2008	2009	2010	2011	2012	2013
Electro Rent Corporation	100	72	107	126	120	165
NASDAQ Composite	100	71	91	116	117	144
Russell 2000	100	68	91	118	108	141
Value Line Industrial Services	100	86	111	152	140	175

Item 6. Selected Financial Data.

(in thousands, except per share amounts)

The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data” below and other financial and statistical information included in this Form 10-K.

	Fiscal year ended May 31,
	2013	2012 (1)(4)	2011(4)	2010 (2)(4)	2009(4)
Operations data:
Revenues	$248,731	$248,554	$228,729	$145,867	$130,481
Costs of revenues and depreciation	155,477	159,218	144,582	90,319	77,495
Selling, general and administrative expenses	56,543	53,250	47,412	37,794	35,591
Operating profit	36,711	36,086	36,734	17,754	17,395
Bargain purchase gain, net (3)		(3,435)	(202)	(679)	—
Interest and other, net	(402)	(484)	(352)	(1,599)	(1,507)

Income before income taxes	37,113	40,005	37,288	20,032	18,902
Income tax provision	14,359	14,233	13,533	8,435	7,150

Net income	$22,754	$25,772	$23,755	$11,597	$11,752

Earnings per share:
Basic	$0.94	$1.07	$0.99	$0.48	$0.47
Diluted	$0.94	$1.07	$0.99	$0.48	$0.47
Shares used in per share calculation:
Basic	24,226	23,983	23,974	23,932	24,899
Diluted	24,269	24,152	24,072	24,004	24,980
Balance sheet data (at end of year):
Total assets	$318,926	$329,831	$305,927	$276,068	$271,334
Bank borrowings	$10,000	$—	$—	$—	$—
Shareholders’ equity	$228,549	$248,131	$240,375	$229,962	$228,753
Shareholders’ equity per common share	$9.52	$10.34	$10.02	$9.60	$9.55
Cash dividends declared per common share	$1.80	$0.80	$0.60	$0.45	$0.75

(1)	Includes the post-acquisition operating results and year-end balance sheet information for the assets acquired from EMT on August 24, 2011. (See Note 3 to the consolidated financial statements included in this Form 10-K).
(2)	Includes the post-acquisition operating results and year-end balance sheet information for the assets acquired from Telogy on March 31, 2010. (See Note 3 to the consolidated financial statements included in this Form 10-K).
(3)	The estimated fair value of the net assets acquired from EMT in fiscal 2012, and Telogy in fiscal 2010, exceeded the acquisition cost, resulting in bargain purchase gains with respect to these transactions.
(4)	We have reclassified $10,709, $10,010, $8,653 and $8,865 from selling, general and administrative expenses to costs of revenues and depreciation for fiscal 2012, 2011, 2010 and 2009, respectively, to conform to the current year presentation. (See Note 1 to our consolidated financial statements in this Form 10-K).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(in thousands, except per share amounts).

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

In addition, although it represented only approximately 7%, 7% and 8% of our revenues in fiscal 2013, 2012 and 2011, respectively, we believe our data products (“DP”) division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, H/P Compaq, IBM, Toshiba and Apple.

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

On August 24, 2011, we completed the acquisition of certain assets (including accounts receivable and rental equipment but excluding certain designated assets) and the assumption of specified post-closing liabilities of EMT, for $10.7 million in cash, of which $0.5 million was deposited into an escrow account for any post-closing adjustments. The purchase price was reduced by $0.3 million reflecting the final determination of the post-closing adjustment of the purchase price in accordance with the asset purchase agreement with EMT. (See Note 3 to the consolidated financial statements included in this Form 10-K).

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2010 through 2012, we experienced a modest improvement in our T&M and DP rental rates and a significant increase in our equipment on rent, in part due to our acquisition of EMT at the end of the first quarter of fiscal 2012, while maintaining a high utilization rate, in particular in our North American and European operations. In addition, our rental revenues have benefited from our expanded sales force and integration and cross training of our resale organization and T&M sales force. As a result of these continued improvements, and sales of T&M equipment in connection with our resale channel, we experienced strong growth in revenues for fiscal 2012. During fiscal 2012, our operating profit modestly declined reflecting our significant investment in broadening and strengthening our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our increased sales and rental demand and to better focus on future growth opportunities. During fiscal 2013, our revenues were flat compared to fiscal 2012, as rental and lease growth and increased sales of used equipment, in part due to a large buyout of used equipment by a customer in the third fiscal quarter of 2013, were offset by a decline in sales of new equipment. Our new equipment sales were affected by changes in the U.S. national budgetary policy and continuing uncertainty in the economy, including the telecommunications and national defense sectors, causing delays in our customers’ procurement decisions. As a result, many customers have chosen to rent equipment or delay all significant procurement decisions as they contemplate how to operate going forward. Our operating profit modestly increased for fiscal 2013 as compared to fiscal 2012, as growth in our higher margin rental and lease revenues and used equipment sales offset declines in our sales of new equipment, which have lower operating margins. We experienced an increase in our selling, general and administrative expenses as a result of our infrastructure investment which began in fiscal 2011 and continued throughout fiscal 2012 and 2013 in support of our expanded sales opportunities for new and used equipment, as well as growth in our rental and lease business.

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

Profitability and Key Business Trends

Comparing fiscal 2013 to fiscal 2012, our revenues increased by 0.1% from $248.6 million to $248.7 million, our operating profit increased 1.7% from $36.1 million to $36.7 million and our net income decreased by 11.7% from $25.8 million to $22.8 million. Our net income for fiscal 2012 included a bargain purchase gain, net of deferred taxes, of $3.4 million, as a result of our acquisition of EMT.

Our rental and lease revenues increased $6.9 million, or 5.3%, from $129.7 million for fiscal 2012 to $136.6 million for fiscal 2013. For fiscal 2013 and 2012, 88% of our rental and lease revenues were derived from T&M equipment. Our T&M rental revenues increased $6.0 million due to an increase in rental demand, in particular in our North American and European operations, and the integration of our resale organization and T&M sales force. Our rental revenues also include a $1.3 million increase related to the equipment acquired from EMT in late August 2011. Our T&M lease revenues increased approximately $1.3 million, which was primarily attributed to an increase in demand for equipment leases. The impact of the changes in T&M rental and lease rates on rental and lease revenues was insignificant. Rental revenues in our DP segment declined $0.4 million, due to a decrease of $1.4 million relating to lower demand, offsetting an increase of $1.0 million due to higher rental rates. Our DP lease revenues were relatively unchanged.

Our sales of equipment and other revenues decreased $6.7 million, or 5.6%, from $118.8 million for fiscal 2012 to $112.1 million for fiscal 2013. This decrease was primarily due to a decline in new equipment sales of $13.4 million as our customers that traditionally purchase new equipment delayed procurement decisions in response to changes in our U.S. national budgetary policy and uncertainty in the global economy, which more than offset higher used equipment sales of $6.1 million, that reflected a large buyout by a customer in the third fiscal quarter of fiscal 2013 and our increased sales and marketing efforts in this area.

Some of our key profitability measurements are presented below:

	Fiscal 2013	Fiscal 2012	Fiscal 2011
Net income per diluted common share (EPS)	$0.94	$1.07	$0.99
Net income as a percentage of average assets	7.0%	8.1%	8.2%
Net income as a percentage of average equity	9.6%	10.7%	10.3%

Our net income for fiscal 2012 included a bargain purchase gain, net of deferred taxes, of $3.4 million as a result of our acquisition of EMT. For fiscal 2013, our operating profit increased 1.7%, or $0.6 million, compared to fiscal 2012. Our rental and lease business contributed an additional $3.2 million in operating profit, including $1.1 million in connection with the equipment acquired from EMT, resulting from a) a $6.9 million increase in rental and lease revenues, b) an offsetting increase in depreciation expense of $3.1 million, or 5.9%, due to a higher average rental equipment pool, and c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.5 million, or 2.7%. Sales of equipment and other revenues decreased $6.7 million, or 5.6%, but contributed an additional $0.7 million in operating profit, as a decline in our lower margin new equipment sales was offset by an increase in our higher margin used equipment sales, and other revenues slightly increased. Although our higher margin used equipment sales contributed an additional $2.2 million in operating profit, this was offset by a $2.2 million decline in operating profit from sales of our lower margin new equipment. Our selling, general and administrative expenses increased by $3.3 million, or 6.2%, for fiscal 2013 compared to fiscal 2012, primarily due to the broadening and strengthening of our sales organization in support of our new and used equipment sales, higher rental demand, and future growth opportunities.

We have revenues, expenses, assets and liabilities in foreign currencies, primarily euros, Canadian dollar and Chinese yuan, due to our foreign operations. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations, and our exposure to fluctuations in the Chinese yuan is not significant. These contracts are designed to minimize the effect of fluctuations in foreign currencies. As a result of these forward contracts, as well as the relative stability of these foreign currencies,the impact on our operating results as a result of foreign currency fluctuations has been insignificant. See “Item 7A—Quantitative and Qualitative Disclosures About Market Risk—Changes in foreign currencies” for additional information about our exposure to foreign currency exchange risk.

The average amount of our equipment on rent, based on acquisition cost, increased to $245.5 million for fiscal 2013, compared to $234.1 million for fiscal 2012 and $212.1 million for fiscal 2011. The average acquisition cost of equipment on lease increased to $35.0 million for fiscal 2013 compared to $31.7 million and $28.7 million for fiscal 2012 and 2011, respectively. The increase in our average equipment on rent and lease is primarily attributable to a growth in our T&M business, which was due, in part, to the acquisition of EMT in fiscal 2012, as well as strengthening demand in our worldwide operations and the expansion of our sales force and integration and cross training of our resale organization and T&M sales force, resulting in increased opportunities.

Average rental rates for our T&M and DP segments decreased by 0.1% for fiscal 2013 compared to fiscal 2012, but increased 1% compared to fiscal 2011. Our average lease rates decreased by 2.6% for fiscal 2013 compared to fiscal 2012, and 5.4% compared to fiscal 2011. Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 66.9% for fiscal 2013, compared to 67.7% for fiscal 2012 and 70.0% for fiscal 2011. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 35.6% for fiscal 2013, compared to 38.1% and 41.9% for fiscal 2012 and 2011, respectively. The decline in lease rates is the result of competitive pressures. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.

As of May 31, 2013 and May 31, 2012, our sales order backlog for T&M equipment relating to our resale channel was $7.6 million and $8.4 million, respectively. The decline in backlog for fiscal 2013 is primarily due to shorter manufacturing lead time and a reduction in new sales orders, reflecting lower demand.

RESULTS OF OPERATIONS

Reclassification

The previously reported statement of operations line item captioned “costs of revenues other than depreciation of rental and lease equipment” has been changed to separately present “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues” to comply with the applicable income statement disclosure requirements for public companies. Further, in order to more closely align activity related to our rental and lease operations, including revenues and the expenses associated with providing those revenues, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, which resulted in a reduction to previously reported selling, general and administrative expenses of $10.7 million and $10.0 million, respectively, for fiscal 2012 and 2011, respectively. (See Note 1 to our condensed consolidated financial statements included in this Form 10-K for further discussion).

Fiscal 2013 Compared with Fiscal 2012

Total Revenues: Total revenues for fiscal 2013 and 2012 were $248.7 million and $248.6 million, respectively. The 0.1% increase in total revenues was due to a 5.3% increase in rental and lease revenues offset by a 5.6% decrease in sales of equipment and other revenues.

Rental and lease revenues for fiscal 2013 were $136.6 million, compared to $129.7 million for the prior fiscal year. This increase is due to an increase in T&M rental and lease demand, in particular in our North American operations, due in part to the acquisition of EMT, and the integration of our resale organization and T&M sales force, which began in the first quarter of fiscal 2012, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. This increase was partially offset by a decline in rental and lease revenues in our DP business, due to a decrease in demand.

Sales of equipment and other revenues decreased to $112.1 million for fiscal 2013 from $118.8 million in the prior year. Sales of used equipment, including finance leases, increased to $31.0 million for fiscal 2013, compared to $24.9 million for fiscal 2012, in part due to a large buyout by a customer in the third quarter of fiscal 2013, while sales of new equipment decreased to $75.0 million for fiscal 2013 compared to $88.4 million for fiscal 2012, as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in the U.S. national budgetary policy and uncertainty in the global economy.

Operating expenses

Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment increased in fiscal 2013 to $56.8 million, or 41.6% of rental and lease revenues, from $53.7 million, or 41.4% of rental and lease revenues, in fiscal 2012. The increased depreciation expense in fiscal 2013 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, marginally increased due to a moderate decline in utilization rates while rental rates were flat.

Costs of rentals and leases, excluding depreciation: Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased to $17.8 million for fiscal 2013 compared to $17.3 million for fiscal 2012, primarily due to higher labor related costs to support growth in our rental and lease business. This expense is not expected to significantly fluctuate from period to period, as only moderate changes are required from time to time to handle changes in rental and lease activity.

Costs of Sales of Equipment and Other Revenues: Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, decreased to $80.9 million for fiscal 2013 from $88.2 million in fiscal 2012. Costs of sales of equipment and other revenues decreased as a percentage of sales of equipment and other revenues to 76.3% in fiscal 2013 from 77.8% in fiscal 2012. This decrease is due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, while higher margin used equipment sales increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 6.2% to $56.5 million in fiscal 2013 compared to $53.3 million in fiscal 2012. As a percentage of total revenues, selling, general and administrative expenses increased modestly to 22.7% in fiscal 2013 from 21.4% in fiscal 2012. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our sales and rental demand and to better focus on future growth opportunities.

Gain on Bargain Purchase: We recorded a gain on bargain purchase, net of deferred taxes, of $3.4 million during fiscal 2012 related to our acquisition of EMT. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT acquisition, over the respective purchase price. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction, and the recurring losses and bankruptcy filing of EMT.

Income Tax Provision: Our effective tax rate was 38.7% for fiscal 2013, compared to 35.6% for fiscal 2012. The increase for fiscal 2013 is due to a bargain purchase gain, net of deferred taxes, of $3.4 million for fiscal 2012, related to our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded.

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

Sales of equipment and other revenues increased to $118.8 million for fiscal 2012 from $110.7 million in fiscal 2011. Sales of used equipment, including finance leases, decreased to $24.9 million for fiscal 2012, compared to $32.9 million for the prior year period, while sales of new equipment increased to $88.4 million for fiscal 2012 compared to $71.4 million for fiscal 2011 due to an increase in our sales of new T&M equipment through our resale channel, as we continued to grow and expand both our customer base and our sales infrastructure in connection with our Agilent resale agreement

Depreciation of Rental and Lease Equipment: Depreciation of rental and lease equipment increased in fiscal 2012 to $53.7 million, or 41.4% of rental and lease revenues, from $47.9 million, or 40.6% of rental and lease revenues, in fiscal 2011. The increased depreciation expense in fiscal 2012 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, increased slightly as modest improvements in our average rental rates were more than offset by a decrease in our average utilization rates.

Costs of Rentals and Leases, excluding depreciation: Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased to $17.3 million for fiscal 2012 compared to $16.4 million for fiscal 2011, primarily due to higher labor related costs. This expense is not expected to significantly fluctuate from period to period, as only moderate changes are required from time to time to handle changes in rental and lease activity.

Costs of Sales of Equipment and Other Revenues: Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $88.2 million for fiscal 2012 from $80.3 million in fiscal 2011. Costs of sales of equipment and other revenues increased as a percentage of sales of equipment and other revenues to 77.8% in fiscal 2012 from 77.0% in fiscal 2011. This increase is due to a decrease in used equipment sales and an increase in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, the global recession, and customer requirements and funding.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased 12.3% to $53.3 million in fiscal 2012 compared to $47.4 million in fiscal 2011. As a percentage of total revenues, selling, general and administrative expenses increased to 21.4% in fiscal 2012 from 20.7% in fiscal 2011. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales organization in support of our resale channel and higher rental demand.

Gain on Bargain Purchase: We recorded gain on bargain purchase, net of deferred taxes, of $3.4 million during fiscal 2012 related to our acquisition of EMT and $0.2 million during fiscal 2011 related to our acquisition of Telogy, LLC (“Telogy”), a private company headquartered in Union City, California, and a leading provider of electronic T&M equipment, in March 2010. The gain on bargain purchase, net of deferred taxes, resulted from the excess of the net fair value of the assets acquired and liabilities assumed in the EMT and Telogy acquisitions, respectively, over the respective purchase prices. A majority of the Telogy bargain purchase gain was recorded in fiscal 2010, the year of acquisition. We believe that we were able to negotiate bargain purchase prices as a result of our access to the liquidity necessary to complete the transactions, and the recurring losses and bankruptcy filings of both EMT and Telogy.

Income Tax Provision: Our effective tax rate was 35.6% for fiscal 2012, compared to 36.3% for fiscal 2011. Our effective tax rate for fiscal 2012 includes our bargain purchase gain, net of deferred taxes, of $3.4 million compared to $0.2 million for the prior year period, resulting from of our purchase of EMT on August 24, 2011. Bargain purchase gains are recorded net of deferred taxes and are treated as permanent differences, resulting in a lower effective tax rate in the period recorded. Our effective tax rate for fiscal 2011 includes the benefit from derecognition of $1.4 million of interest and penalties resulting from the effective settlement of our uncertain tax positions. (See Note 6 to our consolidated financial statements included in this Form 10-K.)

Liquidity and Capital Resources

Capital Expenditures. Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $64.1 million of rental and lease equipment during fiscal 2013, $96.7 million in fiscal 2012, excluding $15.8 million, at fair value, of rental and lease equipment acquired in connection with our acquisition of EMT in fiscal 2012, and $91.5 million in fiscal 2011. The decrease in equipment purchases of 33.7% from fiscal 2012 to fiscal 2013 is due to a decline from the unusually high payment level of fiscal 2012 which reflected continued recovery from the economic downturn.

Share Repurchases and Dividends. We periodically repurchase shares of our common stock under an authorization from our board of directors. Shares we repurchase are retired and returned to the status of authorized but unissued stock. There were no shares repurchased in fiscal 2013, 2012 and 2011. We may make repurchases of our Common Stock in the future through open market transactions or otherwise, but we have no commitments to do so.

For fiscal 2013, we paid dividends of $1.80 per common share, including a special dividend of $1.00 per common share, compared to $0.80 per common share in fiscal 2012 and $0.60 per common share in fiscal 2011, respectively, amounting to an aggregate of $43.8 million, $19.4 million and $14.4 million for fiscal 2013, 2012 and 2011, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents and Investments. The balance of our cash and cash equivalents was $10.4 million at May 31, 2013, an increase of $1.1 million from May 31, 2012. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2011 we have returned $77.6 million in cash to our shareholders, increasing our annual dividend rate from $0.60 per common share to $0.80 per common share in fiscal 2012. We have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities. On December 19, 2012, we used $6.1 million of our cash and borrowed $23.0 million against our credit facility with Union Bank to pay the quarterly dividend of $0.20 per common share and the special dividend of $1.00 per common share on December 21, 2012. We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our Common Stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities. Given our growth record achieved, with minimal debt since fiscal 2000, and our available line of credit of which we have $44.0 million remaining that we may borrow as of July 31, 2013, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.

Cash Flows and Credit Facilities. We have three principal sources of liquidity: cash flows provided by our operating activities, proceeds from the sale of equipment from our portfolio, and external funds that historically have been provided by bank borrowings.

During fiscal 2013, 2012, and 2011 net cash provided by operating activities was $68.9 million, $69.9 million and $68.8 million, respectively. Operating cash flow for fiscal 2013 was comparable to fiscal 2012 as an improvement in our working capital, and an increase in income after giving effect to non-cash items, for fiscal 2013, was offset by tax payments of $15.6 million for fiscal 2013, compared to a tax refund, net of taxes paid, of $0.5 million for fiscal 2012. Operating cash flow for fiscal 2012 was comparable to fiscal 2011 as an improvement in income, after giving effect to non-cash items, was offset by a tax refund, net of taxes paid, of $2.0 million for fiscal 2011, and an increase in our demonstration inventory of $1.6 million for fiscal 2012.

During fiscal 2013, 2012 and 2011 net cash used in investing activities was $34.1 million, $82.9 million and $45.7 million, respectively. The decline in cash used in investing activities for fiscal 2013 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $64.1 million compared to $96.7 million and $91.5 million for fiscal 2012 and 2011, respectively. There were no redemptions of trading investments in fiscal 2013 or 2012, compared to redemptions of trading investments, of $14.3 million for fiscal 2011. Proceeds from sale of rental and lease equipment were $31.1 million for fiscal 2013 compared to $25.0 million for fiscal 2012 and $32.9 million for fiscal 2011. Fiscal 2012 includes cash paid for the acquisition of EMT of $10.3 million.

Net cash flows used in financing activities were $33.6 million for fiscal 2013, compared to $19.3 million in fiscal 2012 and $14.2 million in 2011. These funds used were primarily composed of payments for dividends of $43.8 million for fiscal 2013, $19.4 million for fiscal 2012 and $14.4 million for fiscal 2011.

As the following table illustrates, aggregate cash flows from operating activities and proceeds from the sale of equipment have provided 118% of the funds required for equipment purchased for the three years ended May 31, 2013, excluding equipment purchased in connection with acquisitions.

(in thousands)	Fiscal Three Years Ended May 31, 2013	2013	2012	2011
Cash flows from operating activities[1]	$207,555	$68,930	$69,875	$68,751
Proceeds from sale of equipment	89,078	31,119	25,042	32,917
Total	296,633	100,049	94,917	101,668
Payments for equipment purchases	(252,335)	(64,088)	(96,709)	(91,538)
Net increase in equipment portfolio at acquisition cost	108,226	11,972	60,489	35,765

¹	For the components of cash flows from operating activities see the consolidated statements of cash flows.

We have a $50.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed $63.5 million and repaid $53.5 million on our line of credit during fiscal 2013. Of the $63.5 million borrowed, $23.0 million was borrowed on December 19, 2012 to fund the quarterly and special dividend that we paid on December 21, 2012. As of May 31, 2013, we had $10.0 million on borrowings outstanding under the revolving bank line of credit. There are no other bank borrowings outstanding or off balance sheet financing arrangements at May 31, 2013. We are in compliance with all loan covenants at May 31, 2013.

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

CONTRACTUAL OBLIGATIONS

At May 31, 2013, our material contractual obligations consist of outstanding borrowings under our commercial credit agreement, which is a revolving line of credit and therefore there is no schedule of payments, expiring in November 2015, and operating leases for facilities.

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing the lease at the end of the initial lease term, at the fair rental value, for periods of up to seven years. In most cases, we expect that facility leases will be renewed or replaced by other leases in the normal course of business.

The table below presents the expected amount of payments due under our contractual obligations, as of May 31, 2013, but does not reflect changes that could arise after that time:

	Payments due by period
Contractual Obligations (in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Commercial Credit Agreement	$10,000	$—	$10,000	$—	$—
Facility lease payments, not including property taxes and insurance	1,509	719	631	159	—

Total	$11,509	$719	$10,631	$159	$—

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates, including those related to asset lives and depreciation methods, impairment of long-lived assets (including rental and lease equipment), impairment of goodwill and definite lived intangible assets, revenue recognition and income taxes. These estimates are based on our historical experience and on various other assumptions we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Long-Lived Assets: We review the carrying value of our rental and lease equipment and finite lived intangible assets whenever events or circumstances have occurred, or our outlook for future market conditions would indicate the carrying amount is not fully recoverable. This requires us to make estimates related to future cash flows from the assets and to determine whether any deterioration is other than temporary. If these estimates or the related assumptions change in the future, we may be required to record impairment charges. There were no such impairment charges during fiscal 2013, 2012 and 2011.

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

Definite-lived Intangible Assets: Definite-lived intangible assets consist of customer relationships. The assets are amortized over their useful lives and reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable in accordance with ASC 360. If any indications of impairment are present, then we test for recoverability by comparing the carrying amount of the asset to the net undiscounted cash flows expected to be generated from the asset. If the net undiscounted cash flows indicate the asset is not recoverable, we determine the fair value of the asset and record any impairment. We reevaluate the useful life determinations for these intangible assets each reporting period to determine whether events and circumstances warrant a revision in their remaining useful lives.

Revenue Recognition—Principal Agent Considerations: In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our resale agreement, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our inventory prior to shipment to customers. (3) We have full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in Sales of Equipment and Other Revenues and the related equipment costs are recorded in Costs of Sales of Equipment and Other Revenues in our consolidated statements of operations.

Income Taxes: We are required to estimate income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. This process involves us estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered. To the extent management believes that recovery is not likely, we establish a valuation allowance. We determined that a valuation allowance was required in fiscal 2013, 2012 and 2011 of $1.1 million, $0.9 million and $0.6 million, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences.

The guidance for uncertain income tax positions provides that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. Moreover, the more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. During the second quarter of fiscal 2011 we effectively settled our remaining uncertain tax positions, and derecognized $4.5 million of previously recognized uncertain tax positions, and the related deferred tax asset, and $1.4 million for interest and penalties previously recognized. (See Note 6 to our consolidated financial statements included in this Form 10-K.)

OFF BALANCE SHEET TRANSACTIONS

As of May 31, 2013 we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We could be exposed to market risks related to changes in interest rates and foreign currency exchange rates.

Interest Rate and Market Risk.

We are exposed to fluctuations in interest rates on our commercial credit agreement with Union Bank, N.A. which matures on November 30, 2015. The loan agreement bears interest at the reference rate minus 0.25% or LIBOR plus 1.50%, and the weighted average interest rate at May 31, 2013 was 2.35%. Our borrowings under on our commercial credit agreement at May 31, 2013 were $10.0 million, and we have not previously had borrowings outstanding at any fiscal year end under this commercial credit agreement. As our borrowings outstanding have not been significant, and the interest rate is low, a hypothetical increase in interest rates by 10% would not have a material impact on our financial condition or results of operations.

The primary objective of our investment activities is to preserve principal while at the same time maximizing the income we receive from our investments without significantly increasing risk. To achieve this objective, we maintain our portfolio of cash equivalents and investments in a variety of high quality securities, including direct obligations of the United States government, securities issued by agencies of the United States government and AAA-rated money market or cash management funds. Our investments were not significant for fiscal 2013 and 2012.

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

Item 8. Financial Statements and Supplementary Data.

See Consolidated Financial Statements beginning on page F-1 of this Form 10-K.

Supplemental Financial Information regarding quarterly results is contained in Note 22—Quarterly Information (unaudited), in the Notes to our Consolidated Financial Statements on page F-21 of this Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

As of May 31, 2013, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures, as such terms are defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities and Exchange Act of 1934 as amended. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934). Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2013. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2013, our internal control over financial reporting is effective based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) the consolidated financial statements as of and for the year ended May 31, 2013 of the Company and our report dated August 14, 2013 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

August 14, 2013

Item 9B. Other Information.

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 30, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	Financial Statements.

Page
1. Index to Financial Statements:

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

(b)	Exhibits.

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Articles of Incorporation, filed October 3, 1984	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.4	Bylaws of Registrant, adopted February 6, 1979	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

3.5	Amendment of Bylaws of Registrant, adopted October 6, 1994	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1995.

3.6	Amendment of Bylaws of Registrant, adopted November 15, 1996	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1997.

3.7	Amendment of Bylaws of Registrant, adopted July 11, 2002	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.1*	Electro Rent Corporation Supplemental Executive Retirement Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.2*	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.3*	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

10.4*	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

10.5*	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

10.6*	1996 Stock Option Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10.7*	Form of Stock Option Agreement (Incentive Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10.8*	Form of Stock Option Agreement (Nonstatutory Stock Option) (1996 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1996.

10.9*	Amendment Number One to 1996 Stock Option Plan, adopted November 1, 1996	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 5, 1996 (Registration No. 333-17295).

10.10*	Amendment No. 1 to 1996 Stock Option Plan, 1996 Director Option Plan, and 2002 Employee Stock Option Plan	Incorporated by reference from Registrant’s Proxy Statement on Form DEF 14A filed December 2, 2003.

Exhibit No.	Description of Document	Incorporation by Reference

10.11*	2005 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

10.12*	Form of 2005 Stock Option Agreement	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

10.13*	Form of Stock Unit Award Agreement (Employee)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.

10.14*	Form of Stock Unit Award Agreement (Director)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.15*	Form of Indemnification Agreement	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.16	Commercial Credit Agreement dated as of September 29, 2008 between Electro Rent Corporation (the “Company”) and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.

10.17	First Amendment to Commercial Credit Agreement dated as of March 4, 2009 between the Company and Union Bank of California, N.A	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.

10.18	Second Amendment to Commercial Credit Agreement dated as of September 16, 2009 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.

10.19	Third Amendment to Commercial Credit Agreement dated as of September 22, 2010 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2011.

10.20	Asset Purchase Agreement between Registrant and Telogy, LLC dated as of March 16, 2010	Incorporated by reference from Registrant’s Current Report on Form 8-K filed March 22, 2010.

10.21	Agreement between the Company and UBS regarding Auction Rate Securities	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2010.

10.22	Fourth amendment to Commercial Credit Agreement dated as of September 28, 2011 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed September 30, 2011.

10.23	Fifth amendment to Commercial Credit Agreement dated as of February 3, 2012 between the Company and Union Bank of California, N.A.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 9, 2012.

10-24	Sixth Amendment to Commercial Credit Agreement between Electro Rent Corporation and Union Bank, N.A.	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 29, 2012

10.25#	EMG US Authorized Technology Partner Agreement dated as of December 1, 2009 by and between Electro Rent Corporation and Agilent Technologies, Inc., as amended	Incorporated by reference from the amendment to Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2012 filed on February 1, 2013.

10.26#	Amendment #18 to Authorized Technology Partner Program Agreement #ANT76 by and between Electro Rent Corporation and Agilent Technologies, Inc.	Filed herewith.

Exhibit No.	Description of Document	Incorporation by Reference

14	Code of Business Conduct and Ethics	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

21

Subsidiaries of the Registrant.

•   ER International, Inc., a Delaware corporation

•   Electro Rent Asia, Inc., a California corporation

•   Electro Rent (Tianjin) Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•   Electro Rent (Beijing) Technology Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•   Electro Rent Europe NV, a Belgium corporation

•   Electro Rent, LLC, a Delaware limited liability company

23	Consent of Deloitte & Touche LLP, the Company’s independent registered public accounting firm	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer	Filed herewith.

32.1**	Section 1350 Certification by Principal Executive Officer	Filed herewith.

32.2**	Section 1350 Certification by Principal Financial Officer	Filed herewith.

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

#	The Company has requested confidential treatment for portions of this agreement. Accordingly, certain portions of this agreement have been omitted in the version filed with this report and such confidential portions have been filed with the Securities and Exchange Commission.
*	Management contract or compensatory plan or arrangement.
**	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.
***	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

(c)	Schedule of Financial Statements

None.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Electro Rent Corporation

Dated: August 14, 2013	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 14, 2013
Daniel Greenberg	(Principal Executive Officer)

/s/ Craig R. Jones	Chief Financial Officer	August 14, 2013
Craig R. Jones	(Principal Financial and Accounting Officer)

/s/ Gerald D. Barrone	Director	August 14, 2013
Gerald D. Barrone

/s/ Nancy Y. Bekavac	Director	August 14, 2013
Nancy Y. Bekavac

/s/ Karen J. Curtin	Director	August 14, 2013
Karen J. Curtin

/s/ Theodore E. Guth	Director	August 14, 2013
Theodore E. Guth

/s/ Joseph J. Kearns	Director	August 14, 2013
Joseph J. Kearns

/s/ James S. Pignatelli	Director	August 14, 2013
James S. Pignatelli

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MAY 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Electro Rent Corporation

Van Nuys, California

We have audited the accompanying consolidated balance sheets of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended May 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of May 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 14, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Los Angeles, California

August 14, 2013

ELECTRO RENT 2013 ANNUAL REPORT

Consolidated Statements of Operations

Year Ended May 31, (in thousands, except per share information)	2013	2012	2011
Revenues:
Rentals and leases	$136,591	$129,737	$118,062
Sales of equipment and other revenues	112,140	118,817	110,667

Total revenues	248,731	248,554	228,729

Operating expenses:
Depreciation of rental and lease equipment	56,795	53,651	47,922
Costs of rentals and leases, excluding depreciation	17,788	17,320	16,397
Costs of sales of equipment and other revenues	80,894	88,247	80,263
Selling, general and administrative expenses	56,543	53,250	47,412

Total operating expenses	212,020	212,468	191,994

Operating profit	36,711	36,086	36,735
Gain on bargain purchase, net of deferred taxes	—	3,435	202
Interest income, net	402	484	352

Income before income taxes	37,113	40,005	37,289
Income tax provision	14,359	14,233	13,533

Net income	$22,754	$25,772	$23,756

Earnings per share:
Basic	$0.94	$1.07	$0.99
Diluted	$0.94	$1.07	$0.99
Shares used in per share calculation:
Basic	24,226	23,983	23,974
Diluted	24,269	24,152	24,072
Cash dividend declared per share	$1.80	$0.80	$0.60

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2013 ANNUAL REPORT

Consolidated Balance Sheets

As of May 31, (in thousands, except share information)	2013	2012
Assets
Cash and cash equivalents	$10,402	$9,290
Accounts receivable, net of allowance for doubtful accounts of $457 and $522	34,350	35,915
Rental and lease equipment, net of accumulated depreciation of $224,397 and $204,108	234,856	243,173
Other property, net of accumulated depreciation and amortization of $18,873 and $17,832	13,826	13,871
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,468 and $1,304	1,037	1,201
Other assets	21,346	23,272

	$318,926	$329,831

Liabilities and Shareholders’ Equity
Liabilities:
Bank borrowings	$10,000	$—
Accounts payable	7,479	8,555
Accrued expenses	15,866	11,870
Deferred revenue	7,292	6,904
Deferred tax liability	49,740	54,371

Total liabilities	90,377	81,700

Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par—shares authorized 1,000,000; none issued
Common stock, no par—shares authorized 40,000,000; issued and outstanding 2013—23,995,626; 2012—23,987,826	37,724	36,179
Retained earnings	190,825	211,952

Total shareholders’ equity	228,549	248,131

	$318,926	$329,831

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2013 ANNUAL REPORT

Consolidated Statements of Shareholders’ Equity

	Common Stock			Total
Three years ended May 31, (in thousands)	Number of Shares	Amount	Retained Earnings	Shareholders’ Equity
Balance, June 1, 2010	23,961	$33,555	$196,407	$229,962
Exercise of stock options and issuance of restricted shares	20	197	—	197
Excess tax benefit for share based compensation, net of tax deficit	—	34	—	34
Non-cash stock compensation expense	—	956	—	956
Dividends declared	—	—	(14,530)	(14,530)
Net income and total comprehensive income for the year ended May 31, 2011	—	—	23,756	23,756

Balance, May 31, 2011	23,981	34,742	205,633	240,375
Issuance of restricted shares	7	—	—	—
Excess tax benefit for share based compensation, net of tax deficit	—	46	—	46
Non-cash stock compensation expense	—	1,438	—	1,438
Dividends declared	—	—	(19,453)	(19,453)
Net settlement of shares	—	(47)	—	(47)
Net income and total comprehensive income for the year ended May 31, 2012	—	—	25,772	25,772

Balance, May 31, 2012	23,988	36,179	211,952	248,131
Excess tax benefit for share based compensation	—	251	—	251
Issuance of restricted shares	8	—	—	—
Non-cash stock compensation expense	—	1,330	—	1,330
Dividends declared	—	—	(43,881)	(43,881)
Net settlement of shares	—	(36)	—	(36)
Net income and total comprehensive income for the year ended May 31, 2013	—	—	22,754	22,754

Balance, May 31, 2013	23,996	$37,724	$190,825	$228,549

The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2013 ANNUAL REPORT

Consolidated Statements of Cash Flows

Year Ended May 31, (in thousands)	2013	2012	2011
Cash flows from operating activities:
Net income	$22,754	$25,772	$23,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,109	54,960	49,127
Put option loss	—	—	952
Realized gain on redemption of trading securities	—	—	(952)
Remeasurement (gain)/loss on foreign currency	(2)	267	43
Provision for losses on accounts receivable	445	233	500
Gain on sale of rental and lease equipment	(13,189)	(10,954)	(12,083)
Gain on bargain purchase, net of deferred taxes	—	(3,435)	(202)
Stock compensation expense	1,330	1,438	956
Excess tax benefit for share based compensation	(251)	(102)	(37)
Deferred income taxes	(4,631)	11,120	23,454
Change in operating assets and liabilities:
Accounts receivable	1,322	(5,594)	(4,819)
Other assets	(931)	(5,839)	(8,950)
Accounts payable	(467)	(120)	1,184
Accrued expenses	4,068	1,516	(3,974)
Deferred revenue	373	613	(204)

Net cash provided by operating activities	68,930	69,875	68,751

Cash flows from investing activities:
Proceeds from sales of rental and lease equipment	31,119	25,042	32,917
Cash paid for acquisition	—	(10,327)	—
Proceeds from acquisition purchase price adjustment	—	—	260
Payments for purchase of rental and lease equipment	(64,088)	(96,709)	(91,538)
Redemptions of investments, trading	—	—	14,275
Payments for purchase of other property	(1,105)	(900)	(1,563)

Net cash used in investing activities	(34,074)	(82,894)	(45,649)

Cash flows from financing activities:
Borrowing under bank line of credit	63,500	3,250	—
Payment under bank line of credit	(53,500)	(3,250)	—
Proceeds from issuance of common stock	—	—	197
Minimum tax withholdings on share based compensation	(36)	(47)	—
Excess tax benefit for share based compensation	251	102	37
Payment of dividends	(43,765)	(19,378)	(14,449)

Net cash used in financing activities	(33,550)	(19,323)	(14,215)

Net (decrease) increase in cash and cash equivalents	1,306	(32,342)	8,887
Effect of exchange rate changes on cash	(194)	191	(352)
Cash and cash equivalents at beginning of year	9,290	41,441	32,906

Cash and cash equivalents at end of year	$10,402	$9,290	$41,441

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED MAY 31, 2013, 2012 AND 2011

(in thousands, except per share amounts)

Note 1: Summary of Significant Accounting Policies

Basis of Presentation: The consolidated financial statements include Electro Rent Corporation and its wholly owned subsidiaries (collectively “we”, “us”, or “our” hereafter). All intercompany balances and transactions have been eliminated in consolidation.

Business and Organization: We primarily engage in the short-term rental, lease, and sale of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of test and measurement equipment (“T&M”) and personal computer-related data products (“DP”) equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rental or lease and the sale of a range of new T&M equipment for Agilent Technologies, Inc. (“Agilent”) beginning on December 1, 2009, as well as other smaller vendors. Agilent has given us the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada.

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

Revenue Recognition: We generate revenues primarily through the rental and leasing of T&M and DP equipment and through the sale of new and used equipment. Rental revenues comprise short term agreements that can be daily, weekly or monthly. Rental revenues are recognized in the month they are due on the accrual basis of accounting. Our operating lease agreements have varying terms, typically one to three years. Upon lease termination, customers have the option to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals. Revenues related to operating leases are recognized on a straight-line basis over the term of the lease. Negotiated lease early-termination charges are recognized upon receipt. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue.

We enter into finance leases as lessor for some of our equipment. Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, less unearned interest, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary, and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer bases.

Initial direct costs for operating and finance leases are insignificant.

Sales of new equipment through our resale channel are recognized in the period in which the equipment is delivered and risk of loss passes to the customer, while sales of used equipment from our rental and lease equipment pool are recognized in the period in which the equipment is shipped and risk of loss passes to the customer. In the case of equipment sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends and risk of loss passes to the customer.

In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our Agilent resale agreement, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our inventory prior to shipment to customers. (3) We have full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in sales of equipment and other revenues and the related equipment costs are recorded in costs of sales of equipment and other revenues in our consolidated statements of operations.

Other revenues, consisting primarily of billings to customers for delivery and repairs, are recognized in the period in which the respective services are performed.

Operating expenses: Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rental and lease revenues.

Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.

Selling, general and administrative expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $982, $962 and $1,013 for fiscal 2013, 2012 and 2011, respectively. SG&A expenses also include shipping and handling costs of $3,951, $4,184 and $3,638 for fiscal 2013, 2012 and 2011, respectively.

Reclassifications: We have expanded the presentation of our costs of revenues to separately present costs associated with each of the revenue streams presented in the condensed consolidated statements of operations, to comply with the applicable income statement disclosure requirements for public companies. Accordingly, the previously reported statement of operations line item captioned “costs of revenues other than depreciation of rental and lease equipment” has been replaced with separate line items for “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues”.

Further, in order to more closely align activity related to our rental and lease operations, including revenues and the expenses associated with providing those revenues, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, which resulted in a reduction to previously reported selling, general and administrative expenses of $10,710 and $10,010 for fiscal 2012 and 2011, respectively. These reclassified costs primarily include direct expenses of supporting our rental and lease operations, including labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment.

Rental and Lease Equipment and Other Property: Assets are generally stated at cost, less accumulated depreciation. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized. We depreciate our buildings over 31.5 years, furniture and other equipment over three to ten years, and leasehold improvements over the lease period, typically three to five years. Each is depreciated on a straight-line basis. Depreciation of rental and lease equipment assets is provided over the estimated useful lives of the respective assets. We depreciate $428,957 and $414,631 of equipment, at acquisition cost, at May 31, 2013 and 2012, respectively, using straight-line methods ranging from two to ten years, and $30,296 and

$32,650 of equipment, at acquisition cost, at May 31, 2013 and 2012, respectively, using accelerated methods ranging from two to four years. We generally use straight-line methods for our T&M equipment, which we believe maintains its value consistently throughout the equipment’s useful life, and accelerated methods primarily for our DP equipment, which tend to depreciate faster due to frequent technological advancements. Depreciation methods and useful lives are periodically reviewed and revised, as deemed appropriate, including revisions to reflect shorter useful lives to more closely match depreciation expense with rental revenue for rental arrangements where the customer can acquire title through payment of all required rentals. Normal maintenance and repairs are expensed as incurred. Rental and lease equipment at net book value comprised $230,074 of T&M equipment and $4,782 of DP equipment at May 31, 2013, and $239,620 of T&M equipment and $3,553 of DP equipment at May 31, 2012.

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

Impairment of Long-Lived Assets: The carrying value of equipment held for rental and lease and finite lived intangible assets (subject to amortization) are evaluated whenever events or circumstances have occurred, or our outlook for future market conditions would indicate the carrying amount is not fully recoverable. We recognize impairment losses on equipment held for rental and lease when the expected future undiscounted cash flows are less than the asset’s carrying value, in which case the asset is written down to its estimated fair value. There were no such impairment charges during fiscal 2013, 2012 and 2011.

Goodwill and Intangible Assets: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired, and intangible assets, comprising purchased customer relationships and trade names, are discussed further in Note 4. Pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other (“ASC 350”), goodwill and intangible assets with indefinite lives are not amortized but tested annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In connection with the annual impairment test for goodwill and indefinite lived intangibles, we have the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the market approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill and intangible assets with the respective carrying values. We completed the required impairment review at the end of fiscal 2013, 2012 and 2011 and concluded that there were no impairments.

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

A roll forward of the allowance for doubtful accounts is as follows at May 31:

	2013	2012	2011
Beginning of year	$522	$602	$536
Provision for doubtful accounts	445	233	500
Write-offs	(510)	(313)	(434)

End of year	$457	$522	$602

Other Assets: We include demonstration equipment used in connection with our resale activity, totaling $6,057 and $5,495 as of May 31, 2013 and 2012, respectively, in other assets for a period up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.

Other assets consisted of the following at May 31:

	2013	2012
Net investment in sales-type leases	$9,437	$11,681
Demonstration equipment	6,057	5,495
Supplemental executive retirement plan assets	2,947	2,370
Income taxes receivable	—	861
Prepaid expenses and other	2,905	2,865

	$21,346	$23,272

Concentration of Credit Risk: Financial instruments that potentially expose us to concentration of credit risk consist primarily of cash equivalents and trade accounts receivable. We invest excess cash primarily in money market funds of major financial institutions. Excess cash of $14 and $2,507 as of May 31, 2013 and 2012, respectively, was invested in four large money market funds that invest in government securities. We believe that we are not exposed to any significant financial risk with respect to cash and cash equivalents. For trade accounts receivable, we sell primarily on 30-day terms, perform credit evaluation procedures on each customer’s individual transactions and require security deposits or personal guarantees from our customers when significant credit risks are identified. Typically, most customers are large, established firms.

We purchase rental and lease equipment from numerous vendors and resale equipment from Agilent. During fiscal 2013, 2012 and 2011, Agilent accounted for approximately 74%, 75% and 82%, respectively, of all new equipment purchases, including rental equipment and equipment purchased for resale. No other vendor accounted for more than 10% of such purchases.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	May 31, 2013	May 31, 2012
Foreign exchange forward contracts	Other assets	$114	$179

The table below provides data about the amount of fiscal 2013 and 2012 losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated	Location of Loss Recognized	Year ended May 31,
as Hedging Instruments	in Income on Derivatives	2013	2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$306	$507

Net Income Per Common and Common Equivalent Share: Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding and shares issuable for vested restricted stock units for the reported year, excluding the dilutive effects of restricted stock, stock options and other potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported year. The dilutive effects of restricted stock and stock options are computed using the treasury stock method.

Cash Flow:

Non-Cash Investing and Financing Activities:

We had rental equipment purchases, not yet paid for, totaling $4,965 and $5,418 as of May 31, 2013, and 2012 respectively. We had sales of used equipment, not yet collected, of $11,419 and $10,021 as of May 31, 2013 and 2012, respectively, included in accounts receivable, and net investment in sales-type leases included in other assets. During fiscal 2013 and 2012, we transferred $2,937 and $2,207 respectively, of demonstration equipment, included in other assets, to rental and lease equipment.

Supplemental disclosures of cash paid (refunded) during the fiscal year for:

Year ended May 31,	2013	2012	2011
Interest	$180	$21	$56
Income taxes	15,579	(543)	(2,048)

Stock-Based Compensation: Share-based payments to employees, including grants of employee stock options, are recognized in the consolidated financial statements as compensation expense over the period that an employee provides service in exchange for the award based on its fair value on the date of grant. Compensation expense resulting from restricted stock and restricted stock units is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over the vesting period (see Note 12 for further discussion).

Recent Accounting Pronouncements: In June 2011, the financial accounting standards board (“FASB”) issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity is required to present components of comprehensive income in either (1) a continuous statement of net income or (2) two separate but consecutive statements. This guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption of the new guidance is permitted and full retrospective application is required. We adopted this guidance effective June 1, 2013 with no material impact on our financial condition, results of operations or cash flows.

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

In February 2013, the FASB issued guidance on reporting the effect of significant reclassifications out of accumulated other comprehensive income. If the amount being reclassified is required under GAAP to be reclassified in its entirety to net income, an entity is required to report the effect of these reclassifications on the respective line items in net income. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under GAAP that provide additional detail about those amounts. The guidance is effective prospectively for reporting periods beginning after December 15, 2013. The new guidance affects disclosures only, and is not expected to impact our consolidated financial position, results of operations or cash flows.

Other Comprehensive Income: Comprehensive income is equivalent to net income for all periods presented.

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

Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	At May 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$14	$—	$—	$14
Supplemental executive retirement plan
Money market fund	113	—	—	113
Mutual funds	2,834	—	—	2,834
Foreign exchange forward contracts	—	114	—	114

Total assets measured at fair value	$2,961	$114	$—	$3,075

	At May 31, 2012
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$2,507	$—	$—	$2,507
Supplemental executive retirement plan
Money market fund	80	—	—	80
Mutual funds	2,290	—	—	2,290
Foreign exchange forward contracts	—	179	—	179

Total assets measured at fair value	$4,877	$179	$—	$5,056

The fair value measures for our money market funds and supplemental executive retirement plan asset (see Note 9 for further discussion our our supplemental executive retirement plan asset) were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.

Note 3: Acquisitions

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

At August 31, 2011, we completed our estimates of the fair value of rental and lease equipment and deferred revenue. Due to the timing of the acquisition, we completed our evaluation of intangible assets and accounts receivable in our second quarter ended November 30, 2011. We acquired gross accounts receivable of $972, of which an estimated $430 was not expected to be collected, resulting in a fair value of $542. Under accounting guidance, a bargain purchase gain results if the fair value of the purchase consideration is less than the net fair value of the assets acquired and liabilities assumed. We recorded a bargain purchase gain of $3,194, net of deferred taxes, related to our acquisition of EMT at August 31, 2011. We believe that we were able to negotiate a bargain purchase price as a result of our access to the liquidity necessary to complete the transaction and EMT’s recurring losses and recent bankruptcy filing.

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

Note 4: Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets consist of purchased customer relationships and trade names.

Our goodwill and intangibles at May 31, 2013 are the result of our acquisition of EMT on August 24, 2011, Telogy on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.

The changes in carrying amount of goodwill and other intangible assets for fiscal 2013 and 2012 were as follows:

	Balance as of June 1, 2012 (net of amortization)	Additions	Amortization	Balance as of May 31, 2013
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	790	—	(164)	626

	$4,310	$—	$(164)	$4,146

	Balance as of June 1, 2011 (net of amortization)	Additions	Amortization	Balance as of May 31, 2012
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	803	140	(153)	790

	$4,323	$140	$(153)	$4,310

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of May 31, 2013, 2012 and 2011.

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	May 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,468)	626

		$2,505	$(1,468)	$1,037

	May 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,304)	790

		$2,505	$(1,304)	$1,201

Amortization expense was $164, $153 and $184 for fiscal 2013, 2012 and 2011, respectively.

Amortization expense for customer relationships and non-compete agreements is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2014	$164
2015	129
2016	118
2017	118
2018	97

$626

Note 5: Borrowings

On November 29, 2012, we entered into a sixth amendment to our commercial credit agreement (“Credit Agreement Amendment”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which the lender provides us with a revolving line of credit. The Credit Agreement Amendment amends our Commercial Credit Agreement with Union Bank by (i) increasing the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $25,000 to $50,000; (ii) extending the term and maturity date of the Commercial Credit Agreement from October 1, 2015 to November 30, 2015; (iii) deleting the quick ratio financial covenant; (iv) amending the amounts and payment dates of the annual commitment fees such that we agree to pay a $25 commitment fee on November 30, 2012, a $50 commitment fee on November 30, 2013 and a $50 commitment fee on November 30, 2014; (v) amending the minimum tangible net worth financial covenant; and (vi) replacing the positive net earnings financial covenant with an earnings before interest, taxes, depreciation and amortization financial covenant. We are in compliance with all loan covenants at May 31, 2013.

At May 31, 2013, we had $10,000 of borrowings outstanding under the Commercial Credit Agreement. The weighted average interest rate under the line of credit was approximately 2.35%. There were no borrowings outstanding at May 31, 2012.

Note 6: Income Taxes

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

We recognize interest and penalties accrued with respect to uncertain tax positions as components of our income tax provision. At May 31, 2013 and 2012, we did not have any accrual for interest and penalties.

The reconciliation of our unrecognized tax benefits is as follows for the fiscal years ended May 31:

	2013	2012	2011
Balance as of June 1	$—	$—	$4,691
Decrease related to prior year tax positions	—	—	(4,691)

Balance as of May 31	$—	$—	$—

We are subject to taxation in the U.S., as well as various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2009. Major state jurisdictions have been examined through fiscal 2004 and 2005, and foreign jurisdictions have not been examined for their respective maximum statutory periods.

For financial reporting purposes, income before income taxes comprised the following as of May 31:

	2013	2012	2011
Domestic	$37,162	$40,364	$36,817
Foreign	(49)	(359)	472

	$37,113	$40,005	$37,289

The provision for income taxes consisted of the following for the fiscal years ended May 31:

	2013	2012	2011
Current
Federal	$17,007	$1,057	$(5,583)
State	1,417	1,523	2,028
Foreign	573	538	(521)
Deferred
Federal	(4,401)	10,541	17,083
State	257	559	540
Foreign	(494)	15	(14)

	$14,359	$14,233	$13,533

The following reconciles the statutory federal income tax rate to the effective tax rate for the fiscal years ended May 31:

	2013	2012	2011
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.0	3.4	4.5
Derecognition of uncertain tax positions	—	—	(3.4)
Bargain purchase gain	—	(3.0)	(0.2)
Foreign tax refund	—	(0.4)	—
Permanent differences resulting from valuation allowances	0.7	0.7	0.3
Other	—	(0.1)	0.1

Effective tax rate	38.7%	35.6%	36.3%

Our effective tax rate in fiscal 2013, 2012 and 2011 was 38.7%, 35.6% and 36.3%, respectively. The lower effective rate in fiscal 2012 was due to the bargain purchase gain on EMT and state tax credits offset by an increase in the foreign valuation allowance. The lower effective rate in fiscal 2011 was due to our effective settlement of our remaining uncertain tax positions and the resulting derecognition of $1,396 for interest and penalties previously recognized in our income tax provision. Tax advantaged investments reduced expense by $0, $0 and $2 for fiscal 2013, 2012 and 2011, respectively.

The tax effects of temporary differences that gave rise to significant portions of the net deferred tax liabilities consisted of the following at May 31:

	2013	2012
Deferred tax assets:
Goodwill and intangible assets	$—	$300
Allowance for doubtful accounts	105	206
Deferred compensation and benefits	3,545	2,813
Net operating losses	1,110	871
Valuation allowance	(1,110)	(871)
Other	908	1,390

	4,558	4,709
Deferred tax liabilities:
Accumulated depreciation	(51,948)	(56,532)
Deferred taxes on bargain purchase	(2,207)	(2,548)
Intangible asset	(143)	—

Net deferred tax liabilities	$(49,740)	$(54,371)

We determined that a valuation allowance was required in fiscal 2013 and 2012 of $1,110 and $871, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences, which, if unused, will expire between fiscal 2014 and 2017. The increase in the valuation allowance for fiscal 2013, 2012 and 2011 was not significant. As of May 31, 2013, 2012 and 2011, U.S. income taxes had not been assessed on approximately $1,833, $1,599 and $1,425, respectively, of undistributed earnings of foreign subsidiaries because we consider these earnings to be invested indefinitely.

Note 7: Sales-type Leases

We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method.

The initial acceptance of customer finance arrangements is based on an in-depth review of each customer’s credit profile, including review of third party credit reports, customer financial statements and bank verifications. We monitor the credit quality of our sales-type lease portfolio based on payment activity and the related finance lease receivable aging. This credit quality is assessed on a monthly basis. Our historical losses on finance lease receivables are insignificant, and therefore we do not have a specific allowance for credit losses.

The minimum lease payments receivable and the net investment included in other assets were as follows at May 31:

	2013	2012
Gross minimum lease payments receivable	$9,862	$12,284
Less—unearned interest	(425)	(603)

Net investment in sales-type lease receivables	$9,437	$11,681

The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Amortization
2014	$6,561
2015	2,726
2016	458
2017	117

$9,862

Note 8: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the fiscal years ended May 31:

	2013	2012	2011
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,226	23,983	23,974
Effect of unvested restricted stock units	43	169	98

Diluted shares used in per share calculation	24,269	24,152	24,072

Net income	$22,754	$25,772	$23,756
Earnings per share:
Basic	$0.94	$1.07	$0.99
Diluted	$0.94	$1.07	$0.99

Note 9: Rentals Under Noncancellable Operating Leases

We rent equipment on a short-term basis and lease equipment for periods of typically one to three years. Such leases provide the lessee with the option to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals.

Our cost of equipment under operating leases at May 31, 2013, with remaining noncancellable lease terms of more than one year, was $15,215, before accumulated depreciation of $4,242, and the net book value was $10,973.

The following sets forth a schedule of minimum future rentals to be received on noncancellable operating leases with remaining lease terms of more than one year as of May 31, 2013:

2014	$4,747
2015	2,943
2016	647
2017	34
2018	15

$8,386

Note 10: Other Property

Other property, at cost, consisted of the following at May 31:

	2013	2012
Land	$6,985	$6,985
Buildings	15,774	15,442
Furniture and other equipment	9,730	9,071
Leasehold improvements	210	205

	32,699	31,703
Less—accumulated depreciation and amortization	(18,873)	(17,832)

	$13,826	$13,871

Depreciation expense was $1,149, $1,157 and $1,020 for fiscal 2013, 2012 and 2011, respectively. Depreciation expense is included in selling, general and administrative expenses.

Note 11: Commitments and Contingencies

We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates, for periods of up to five years. In most cases, we expect that in the normal course of business facility leases will be renewed or replaced by other leases.

Minimum payments over the next five years under these leases as of May 31, 2013, exclusive of property taxes and insurance, were as follows:

2014	$719
2015	449
2016	182
2017	100
2018	59

$1,509

Rent expense was $1,125, $1,007 and $1,057 for fiscal 2013, 2012 and 2011, respectively.

We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.

Note 12: Stock Option Plans and Equity Incentive Plan

Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. The Equity Incentive Plan replaced our prior stock option plans, under which there are no outstanding options. Pursuant to the Equity Incentive Plan, we granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. All outstanding options expired in October 2011. In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees. The Equity Incentive Plan provides for a variety of vesting dates. Our typical vesting period is three years.

Restricted Stock Units

Restricted stock units represent the right to receive one share of our common stock provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for fiscal 2013:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at June 1, 2012	203	$13.82
Granted	73	17.11
Vested	(111)	12.91
Forfeited/canceled	(11)	12.88

Nonvested at May 31, 2013	154	$16.13

We granted 73, 101 and 107 restricted stock units during fiscal 2013, 2012 and 2011, respectively. As of May 31, 2013, we have unrecognized share-based compensation cost of approximately $1,270 associated with restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.6 years. We had 246, 145 and 64 of vested restricted stock units as of May 31, 2013, 2012 and 2011, respectively, which received dividends upon vesting and are convertible to common shares five years after grant date.

The total fair value of shares that vested during fiscal 2013 was $1,439, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.

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

We recorded $1,330, $1,438 and $956 of stock-based compensation as part of selling, general and administrative expenses for fiscal 2013, 2012 and 2011, respectively.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of our common stock at the date of exercise over the exercise price of the options, and dividends paid on vested restricted stock units. Excess tax benefits are realized tax benefits from tax deductions for exercised options in excess of the deferred tax asset attributable to stock compensation costs for such options. The total tax benefit realized from stock option exercises, shares issued and dividend payments for vested restricted stock units for fiscal 2013, 2012 and 2011 was $251, $102 and $37, respectively. Cash received from stock option exercises was $0, $0 and $197 for fiscal 2013, 2012 and 2011, respectively.

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

The Board of Directors determines the amount to be contributed annually to the 401(k) in cash, provided that such contributions shall not exceed the amount deductible for federal income tax purposes. Cash contributions to the 401(k) of $749, $728 and $483 were made for fiscal 2013, 2012 and 2011, respectively.

The ESOP was established in 1975 and was frozen in 1994, at which time all participants became fully vested. Contributions to the ESOP were invested primarily in our common stock. The ESOP was terminated in fiscal 2013.

We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program, and we have an unfunded contractual obligation under this plan. We have the option to match contributions of participants at a rate we determine each year. Cash contributions to the SERP were $29, $30 and $14 for fiscal 2013, 2012 and 2011, respectively. As of May 31, 2013 and 2012, we had $2,947 and $2,370, respectively, of obligations for this plan included in accrued expenses. We have investments in money market stock and bond funds, as directed by the participants, of $2,947 and $2,370 as of May 31, 2013 and 2012, respectively, included in other assets.

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

Our equipment pool, based on acquisition cost, comprised $423,306 of T&M equipment and $35,947 of DP equipment at May 31, 2013, and $409,686 of T&M equipment and $37,595 of DP equipment at May 31, 2012. Revenues for these operating segments were as follows for the fiscal year ended May 31:

	T&M	DP	Total
2013
Rentals and leases	$120,846	$15,745	$136,591
Sales of equipment and other revenues	109,700	2,440	112,140

	$230,546	$18,185	$248,731

2012
Rentals and leases	$113,540	$16,197	$129,737
Sales of equipment and other revenues	116,417	2,400	118,817

	$229,957	$18,597	$248,554

2011
Rentals and leases	$101,273	$16,789	$118,062
Sales of equipment and other revenues	108,450	2,217	110,667

	$209,723	$19,006	$228,729

No single customer accounted for more than 10% of total revenues during fiscal 2013, 2012 or 2011. Selected country information is presented below:

Year ended May 31,	2013	2012	2011
Revenues: [1]
U.S.	$211,745	$214,354	$199,861
Other [2]	36,986	34,200	28,868
Total	$248,731	$248,554	$228,729

As of May 31,	2013	2012	2011
Net Long Lived Assets: [3]
U.S.	$198,956	$207,449	$176,268
Other [2]	49,726	49,595	33,491

Total	$248,682	$257,044	$209,759

[1]	Revenues by country are based on the location of shipping destination, whether the order originates in the U.S. parent or a foreign subsidiary.
[2]	Other consists of other foreign countries. Each foreign country individually accounts for less that 10% of the total revenues and long-lived assets.
[3]

Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization. Subsequent to the issuance of the May 31, 2012 consolidated financial statements, we determined that, for geographic disclosure purposes, the previously reported amount of net long-lived assets as of May 31, 2012 and 2011 should not have included goodwill and intangibles (which totaled $4,310 at May 31, 2012 and $4,323 at May 31, 2011) and, accordingly, such amounts have been excluded from the May 31, 2012 and 2011 balances, respectively, displayed in the table above.

Note 15: Quarterly Information (Unaudited)

Summarized quarterly financial data for fiscal 2013 and 2012 was as follows:

	Total	Gross	Income Before	Net	Earnings per share
	Revenues	Profit	Taxes	Income	Basic	Diluted
Fiscal Year 2013
First Quarter	$58,501	$22,022	$8,391	$5,086	$0.21	$0.21
Second Quarter	65,192	24,388	10,457	6,239	0.26	0.26
Third Quarter	64,672	22,160	8,437	5,037	0.21	0.21
Fourth Quarter	60,366	24,684	9,828	6,392	0.27	0.26

Annual totals	$248,731	$93,254	$37,113	$22,754	$0.94	$0.94

Fiscal Year 2012
First Quarter	$58,650	$21,740	$11,913	$8,505	$0.35	$0.35
Second Quarter	61,643	22,588	9,735	6,019	0.25	0.25
Third Quarter	60,079	20,883	8,023	4,995	0.21	0.21
Fourth Quarter	68,182	24,125	10,334	6,253	0.26	0.26

Annual totals	$248,554	$89,336	$40,005	$25,772	$1.07	$1.07

We have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, in our consolidated statements of operations, thereby reducing gross profit by $2,773, $2,780, $2,680 and $2,478 for the first, second, third and fourth quarter of fiscal 2012, to conform to the current year presentation.

Note 16: Subsequent Events

On June 5, 2013 our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend was paid on July 10, 2013 to shareholders of record as of June 20, 2013.