Form 10-Q
period 2013-08-31
ELECTRO RENT CORP
filed 2013-10-08
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2013

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2013 was 23,996,926.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended August 31, 2013

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

Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures About Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended
	August 31,
	2013	2012

Revenues:
Rentals and leases	$35,657	$33,665
Sales of equipment and other revenues	24,511	24,836

Total revenues	60,168	58,501

Operating expenses:
Depreciation of rental and lease equipment	14,373	14,058
Costs of rentals and leases, excluding depreciation	4,812	4,372
Cost of sales of equipment and other revenues	17,518	18,049
Selling, general and administrative expenses	14,679	13,777

Total operating expenses	51,382	50,256

Operating profit	8,786	8,245

Interest income, net	82	146

Income before income taxes	8,868	8,391

Income tax provision	3,171	3,305

Net income	$5,697	$5,086

Earnings per share:
Basic	$0.23	$0.21

Diluted	$0.23	$0.21

Shares used in per share calculation:
Basic	24,291	23,993

Diluted	24,328	24,216

Cash dividend declared per share	$0.40	$0.20

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	August 31,	May 31,
	2013	2013
ASSETS

Cash and cash equivalents	$5,489	$10,402
Accounts receivable, net of allowance for doubtful accounts of $410 and $457	34,390	34,350
Rental and lease equipment, net of accumulated depreciation of $231,274 and $224,397	233,746	234,856
Other property, net of accumulated depreciation and amortization of $19,125 and $18,873	13,700	13,826
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,509 and $1,468	996	1,037
Other assets	21,361	21,346

	$312,791	$318,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Bank Borrowings	$5,000	$10,000
Accounts payable	5,671	7,479
Accrued expenses	21,594	15,866
Deferred revenue	7,218	7,292
Deferred tax liability	48,305	49,740

Total liabilities	87,788	90,377

Commitments and contingencies (Note 12)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding August 31, 2013 - 23,996,292; May 31, 2013 - 23,995,626	38,164	37,724
Retained earnings	186,839	190,825

Total shareholders’ equity	225,003	228,549

	$312,791	$318,926

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Three Months Ended
	August 31,
	2013	2012

Cash flows from operating activities:
Net income	$5,697	$5,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,691	14,358
Remeasurement loss on foreign currency	110	19
Provision for losses on accounts receivable	57	100
Gain on sale of rental and lease equipment	(2,893)	(2,644)
Stock compensation expense	344	289
Excess tax benefit for share based compensation	(96)	(90)
Deferred income taxes	(1,435)	(554)
Changes in operating assets and liabilities:
Accounts receivable	(1,765)	1,716
Other assets	(1,627)	1,645
Accounts payable	(183)	(116)
Accrued expenses	1,156	1,357
Deferred revenue	(72)	(166)

Net cash provided by operating activities	13,984	21,000

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	8,017	6,308
Payments for purchase of rental and lease equipment	(16,666)	(19,821)
Payments for purchase of other property	(151)	(109)

Net cash used in investing activities	(8,800)	(13,622)

Cash flows from financing activities:
Borrowing under bank line of credit	9,000	—
Payment under bank line of credit	(14,000)	—
Minimum tax withholdings on share based compensation	—	(36)
Excess tax benefit for share based compensation	96	90
Payment of dividends	(5,036)	(4,865)

Net cash used in financing activities	(9,940)	(4,811)

Net increase (decrease) in cash and cash equivalents	(4,756)	2,567
Effect of exchange rate changes on cash	(157)	(178)
Cash and cash equivalents at beginning of period	10,402	9,290

Cash and cash equivalents at end of period	$5,489	$11,679

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

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations. These condensed consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 14, 2013.

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

We enter into finance leases as lessor for some of our equipment. Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary, and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our condensed consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer bases.

Initial direct costs for operating and finance leases are insignificant.

Sales of new equipment through our resale channel are recognized in the period in which the equipment is delivered and risk of loss passes to the customer, while sales of used equipment from our rental and lease equipment pool are recognized in the period in which the equipment is shipped and risk of loss is passed to the customer. In the case of equipment sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends and the risk of loss passes to the customer.

In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our Agilent resale agreement, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our inventory prior to shipment to customers. (3) We have full discretion in setting pricing terms with our customers and negotiate all such terms ourselves. (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in sales of equipment and other revenues and the related equipment costs are recorded in costs of sales of equipment and other revenues in our consolidated statements of operations.

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

Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $225 and $233 respectively, for the three months ended August 31, 2013 and 2012. SG&A expenses also include shipping and handling costs of $930 and $971 respectively, for the three months ended August 31, 2013 and 2012.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	August 31, 2013	May 31, 2013
Foreign exchange forward contracts	Other assets	$85	$114

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended August 31, 2013	Three Months Ended August 31, 2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$(87)	$(188)

Other Assets

We include demonstration equipment used in connection with our resale activity of $4,878 and $6,057 as of August 31, 2013 and May 31, 2013, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.

Other assets consisted of the following:

	August 31, 2013	May 31, 2013
Net investment in sales-type leases	$8,942	$9,437
Demonstration equipment	4,878	6,057
SERP	2,919	2,947
Prepaid expenses and other	4,622	2,905

	$21,361	$21,346

Recent Accounting Pronouncements

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

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Further, in order to more closely align activity related to our rental and lease operations, including revenues and the expenses associated with providing those revenues, we have reclassified certain expenses previously included in selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, which resulted in a reduction to previously reported selling, general and administrative expenses of $2,845 for the three months ended August 31, 2012. These reclassified costs primarily include direct expenses of supporting our rental and lease operations, including labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment.

Note 2: Cash and Cash Equivalents

We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. Cash equivalents consisted primarily of AAA-rated money market funds in all periods presented.

Note 3: Fair Value Measurements

We measure certain financial assets at fair value on a recurring basis, including cash equivalents, SERP assets, and foreign currency derivatives. The fair value of financial assets can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

Level 1 – Observable inputs, such as quoted prices in active markets for identical assets;

Level 2 – Inputs, other than the quoted prices in active markets, that are observable either directly or through corroboration with observable market data; and

Level 3 – Unobservable inputs, for which there is little or no market data for the assets, such as those that may be used with internally-developed valuation models.

Our assets measured at fair value on a recurring basis were determined as follows:

	At August 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$14	$—	$—	$14
SERP
Money market fund	113	—	—	113
Mutual funds	2,806	—	—	2,806
Foreign exchange forward contracts	—	85	—	85

Total assets measured at fair value	$2,933	$85	$—	$3,018

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

	At May 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$14	$—	$—	$14
SERP
Money market fund	113	—	—	113
Mutual funds	2,834	—	—	2,834
Foreign exchange forward contracts	—	114	—	114

Total assets measured at fair value	$2,961	$114	$—	$3,075

The fair value measures for our money market funds and SERP asset, which include money market and mutual funds, were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.

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

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the three months ended August 31, 2013:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2013	154	$16.13
Granted	54	18.20
Vested	(88)	15.48
Forfeited/canceled	(1)	12.30

Nonvested at August 31, 2013	119	$17.55

We granted 54 restricted stock units during the three months ended August 31, 2013, and 59 restricted stock units during the three months ended August 31, 2012. Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends. Because the dividends are forfeitable, they are defined as non-participating securities. As of August 31, 2013, we have unrecognized share-based compensation cost of approximately $1,939 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

We had 334 and 244 vested restricted stock units as of August 31, 2013 and 2012, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.

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

We recorded $344 and $289 of stock-based compensation as part of selling, general and administrative expenses for the three months ended August 31, 2013 and 2012, respectively.

We receive a tax deduction, included as an excess tax benefit, for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends. The total excess tax benefit realized from dividend payments for vested restricted stock units for the three months ended August 31, 2013 and 2012 was $96 and $90, respectively.

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

The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2013 were as follows:

	Balance as of June 1, 2013 (net of amortization)	Additions	Amortization	Balance as of August 31, 2013
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	626	—	(41)	585

	$4,146	$—	$(41)	$4,105

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of August 31, 2013 and May 31, 2013.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,509)	585

		$2,505	$(1,509)	$996

	May 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,468)	626

		$2,505	$(1,468)	$1,037

Amortization expense related to intangible assets was $41 for the three months ended August 31, 2013 and 2012, respectively.

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of August 31, 2013:

Year ending May 31,	Future Amortization
2014 (remaining)	$123
2015	129
2016	118
2017	118
2018	97

$585

Note 6: Borrowings

On November 29, 2012, we entered into a sixth amendment to our commercial credit agreement (“Credit Agreement Amendment”) with Union Bank, N.A. (“Union Bank”). The Credit Agreement Amendment amends the commercial credit agreement dated September 29, 2008 (the “Commercial Credit Agreement”), pursuant to which Union Bank provides us with a revolving line of credit. The Credit Agreement Amendment (i) increased the permitted maximum aggregate outstanding principal amount under the Commercial Credit Agreement from $25,000 to $50,000; (ii) extended the term and maturity date of the Commercial Credit Agreement from October 1, 2015 to November 30, 2015; (iii) deleted the quick ratio financial covenant; (iv) amended the amounts and payment dates of the annual commitment fees such that we agree to pay a $25 commitment fee on November 30, 2012, a $50 commitment fee on November 30, 2013 and a $50 commitment fee on November 30, 2014; (v) amended the minimum tangible net worth financial covenant; and (vi) replaced the positive net earnings financial covenant with an earnings before interest, taxes, depreciation and amortization financial covenant. We are in compliance with all loan covenants at August 31, 2013.

At August 31, 2013, we had $5,000 of borrowings outstanding under the Commercial Credit Agreement, compared to $10,000 at May 31, 2013. The weighted average interest rate under the line of credit was approximately 1.9% and 2.3% as of August 31, 2013 and May 31, 2013, respectively.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 7: Supplemental Cash Flow Information

Non-Cash Investing and Financing Activities

We had rental equipment purchases, not yet paid for, totaling $3,332 and $3,448 as of August 31, 2013 and 2012, respectively. We had sales of used equipment, not yet collected, of $9,453 and $11,313 as of August 31, 2013 and 2012, respectively, included in accounts receivable and net investment in sales-type leases classified in other assets. During the three months ended August 31, 2013 and 2012, we transferred $1,388 and $1,623, respectively, of demonstration equipment, included in other assets, to rental and lease equipment. As of August 31, 2013 and 2012, we recorded $4,986 and $123, respectively, of dividends declared and not yet paid as accrued expenses and a reduction of retained earnings.

Supplemental Disclosures of Cash Paid

	Three months ended
	August 31,	August 31,
	2013	2012
Interest	$37	$1
Income taxes	$2,891	$609

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

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	August 31, 2013	May 31, 2013
Gross minimum lease payments receivable	$9,332	$9,862
Less – unearned interest	(390)	(425)

Net investment in sales-type lease receivables	$8,942	$9,437

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2014 (remaining)	$887
2015	5,588
2016	2,083
2017	769
2018	5

$9,332

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

Our equipment pool, based on acquisition cost, consisted of $427,528 of T&M equipment and $37,492 of DP equipment at August 31, 2013 and $423,306 of T&M equipment and $35,947 of DP equipment at May 31, 2013.

Revenues for these product groups were as follows for the three months ended August 31, 2013 and 2012:

	T&M	DP	Total
2013
Rentals and leases	$30,820	$4,837	$35,657
Sales of equipment and other revenues	23,850	661	24,511

	$54,670	$5,498	60,168

2012
Rentals and leases	$29,605	$4,060	$33,665
Sales of equipment and other revenues	24,147	689	24,836

	$53,752	$4,749	$58,501

No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2013 and 2012, respectively.

Selected country information is presented below:

	Three Months Ended August 31,
	2013	2012
Revenues: (1)
U.S.	$50,225	$49,114
Other (2)	9,943	9,387

Total	$60,168	$58,501

	As of
	August 31, 2013	May 31, 2013
Net Long-Lived Assets: (3)
U.S.	$202,858	$198,956
Other (2)	44,588	49,726

Total	$247,446	$248,682

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

(2)	Other consists of foreign countries. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

Note 10: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2013 and 2012:

	Three Months Ended August 31,
	2013	2012
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,291	23,993
Effect of unvested restricted stock units	37	223

Diluted shares used in per share calculation	24,328	24,216

Net income	$5,697	$5,085
Earnings per share:
Basic	$0.23	$0.21
Diluted	$0.23	$0.21

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

Note 12: Commitments and Contingencies

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

The following discussion addresses our financial condition as of August 31, 2013 and May 31, 2013 the results of our operations for the three months ended August 31, 2013 and 2012, respectively, and cash flows for the three month periods ended August 31, 2013 and 2012, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, to which you are directed for additional information.

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

In addition, although it represents only approximately 7%, 7% and 8% of our revenues in fiscal 2013, 2012 and 2011, respectively, we believe our data products (“DP”) division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple.

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

In recent years, our financial results were impacted by competitive pressure on rental rates due in large part to the recession in the U.S. and our major international markets. During fiscal 2013, our revenues were flat compared to fiscal 2012, as rental and lease growth and increased sales of used equipment were offset by a decline in sales of new equipment. Our increased sales of used equipment during fiscal 2013 was in part due to a large buyout of used equipment by a customer in the third fiscal quarter of 2013.

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

During the three months ended August 31, 2013, our revenues increased compared to the three months ended August 31, 2012, as we continue to experience strong rental growth offset, in part, by a decline in our sales revenue, primarily due to a decline in sales of new equipment. Our new equipment sales were affected by changes in the U.S. national budgetary policy and continuing uncertainty in the economy, including the telecommunications and national defense sectors, causing delays in our customers’ procurement decisions. As a result, many customers have chosen to rent equipment or delay all significant procurement decisions as they contemplate how to operate going forward.

Our operating profit increased for the three months ended August 31, 2013, as compared to the three months ended August 31, 2012, as growth in our higher margin rental and lease revenues offset increases in our selling, general and administrative expenses, which were a result of continued infrastructure investment as we continue to explore opportunities to expand our sales of new and used equipment, as well as growth in our rental and lease business.

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

Profitability and Key Business Trends

Comparing the first three months of fiscal 2014 to the first three months of fiscal 2013, our revenues increased by 2.8% from $58.5 million to $60.2 million, our operating profit increased 6.6% from $8.2 million to $8.8 million and our net income increased by 12.0% from $5.1 million to $5.7 million.

Our rental and lease revenues increased $2.0 million, or 5.9%, from $33.7 million for the first three months of fiscal 2013 to $35.7 million for the first three months of fiscal 2014. During the first quarter of fiscal 2014, 86% of our rental and lease revenues were derived from T&M equipment compared to 88% for the same period in the prior fiscal year. Our T&M rental revenues increased $0.9 million, including $0.8 million due to an increase in rental rates and $0.1 million due to an increase in demand, in particular in our North American and European operations. Our T&M lease revenues increased approximately $0.3 million, which was primarily attributed to an increase in demand. Rental revenues in our DP segment increased $0.7 million, including $0.4 million due to an increase in rental rates and $0.3 million due to higher demand. Alternatively, our DP lease revenues remained unchanged during the first quarter of fiscal 2014 compared to the first quarter of fiscal 2013.

Our sales of equipment and other revenues decreased $0.3 million, or 1.3%, from $24.8 million for the first three months of fiscal 2013 to $24.5 million for the first three months of fiscal 2014. This decrease was primarily due to a decline in new equipment sales as our customers that traditionally purchase new equipment delayed procurement decisions in response to changes in our U.S. national budgetary policy and uncertainty in the global economy.

For the three months ended August 31, 2013, our operating profit increased 6.6%, or $0.5 million, compared to the three months ended August 31, 2012. Our rental and lease business contributed $1.3 million in operating profit, resulting from a) a $2.0 million increase in rental and lease revenues, b) an offsetting increase in depreciation expense of $0.3 million, or 2.2%, due to a higher average rental equipment pool, and c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.4 million, or 10.1%. Although our sales of equipment and other revenues decreased, our operating profit increased $0.2 million due to a slight increase in other revenues.

Our selling, general and administrative expenses increased by $0.9 million, or 6.5%, for the first three months of fiscal 2014 compared to the first three months of fiscal 2013, primarily due to the broadening and strengthening of our sales organization as we continued to explore opportunities to expand our new and used equipment sales, and support higher rental demand and future growth opportunities.

Some of our key profitability measurements are presented below for the three months ended August 31, 2013 and 2012:

	Fiscal 2014	Fiscal 2013
Net income per diluted common share (EPS)	$0.23	$0.21
Net income as a percentage of average assets	7.1%	6.2%
Net income as a percentage of average equity	9.8%	8.3%

We have revenues, expenses, assets and liabilities in foreign currencies, primarily euro, Canadian dollar and Chinese yuan, due to our foreign operations. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations, and our exposure to fluctuations in the Chinese yuan is not significant. These contracts are designed to minimize the effect of fluctuations in foreign currencies. As a result of these forward contracts, as well as the relative stability of these foreign currencies, the impact on our operating results as a result of foreign currency fluctuations has been insignificant.

The average amount of our equipment on rent, based on acquisition cost, increased to $244.1 million for the first three months of fiscal 2014 compared to $242.3 million for the first three months of fiscal 2013. The average acquisition cost of equipment on lease increased to $36.7 million for the first three months of fiscal 2014 from $33.3 million for the first three months of fiscal 2013. The increase in our average equipment on rent and lease is primarily attributable to a growth in our T&M business, in particular in the industrial and telecommunications industries, due in part to an expansion of our sales force, resulting in increased opportunities. In addition, our DP business grew primarily due to increased rental opportunities from our existing customers.

Average rental rates for our T&M and DP segments increased by 4.1% from August 31, 2012 to August 31, 2013. Our average lease rates for the same period increased by 1.0%. Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 65.4% at August 31, 2013 from 66.4% at August 31, 2012. The average utilization of our DP equipment pool, based on the same method of calculation, increased to 39.9% from 36.8% over the same period. The increase in rental and lease rates is the result of growth in industries where we realize higher rental rates. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.

As of August 31, 2013 and 2012, our sales order backlog for T&M equipment relating to our resale channel was $6.9 million and $7.8 million, respectively.

Reclassification

The previously reported “costs of revenues other than depreciation of rental and lease equipment” have been changed to separately present “costs of rentals and leases, excluding depreciation” and “costs of sales of equipment and other revenues.” In addition, we have reclassified $2.8 million from selling, general and administrative expenses to costs of rentals and leases, excluding depreciation, for the three months ended August 31, 2012 to conform to the current year presentation. See Note 1 to our condensed consolidated financial statements included in this Form 10-Q for further discussion.

Comparison of Three Months Ended August 31, 2013 and August 31, 2012

Revenues

Total revenues for the three months ended August 31, 2013 and 2012 were $60.2 million and $58.5 million, respectively. The 2.8% increase in total revenues was due to a 5.9% increase in rental and lease revenues offset by a 1.3% decrease in sales of equipment and other revenues.

Rental and lease revenues for the three months ended August 31, 2013 were $35.7 million, compared to $33.7 million for the same period of the prior fiscal year. This increase is due to an increase in rental rates and a higher demand for both T&M and DP equipment, in particular in North American operations, which have benefited from the integration of our resale organization and T&M sales force, providing additional rental opportunities to an expanding customer base, and higher demand from our customers in lieu of new equipment purchases. Our lease revenues increased primarily due to higher demand for T&M equipment, while our DP lease revenues were essentially unchanged.

Sales of equipment and other revenues decreased to $24.5 million for the first quarter of fiscal 2014 from $24.8 million in the prior year quarter. Sales of used equipment, including finance leases, decreased slightly to $6.1 million for the three months ended August 31, 2013, compared to $6.2 million for the prior year period, while sales of new equipment decreased to $16.8 million for the three months ended August 31, 2013 compared to $17.1 million for the prior year period, as our customers that traditionally purchase new equipment delayed procurement decisions due to changes in our U.S. national budgetary policy and uncertainty in the global economy.

Operating Expenses

Depreciation of rental and lease equipment increased in the first quarter of fiscal 2014 to $14.4 million, or 40.3% of rental and lease revenues, from $14.1 million, or 41.8% of rental and lease revenues, in the first quarter of fiscal 2013. The increased depreciation expense in fiscal 2014 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, decreased due to increases in our rental and lease rates and increased utilization for our DP equipment, offset by moderate declines in utilization of our T&M equipment.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, and insurance and warehousing costs associated with our rental and lease equipment, increased slightly to $4.8 million for the three months ended August 31, 2013 compared to $4.4 million for the three months ended August 31, 2012. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, decreased to $17.5 million in the first quarter of fiscal 2014 from $18.0 million in the same period of fiscal 2013. Costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 76.6% in the first quarter of fiscal 2014 from 77.3% in the first quarter of fiscal 2013. This decrease is primarily due to a decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, which were essentially flat. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative expenses increased 6.5% to $14.7 million in the first quarter of fiscal 2014 compared to $13.8 million in the first quarter of fiscal 2013. As a percentage of total revenues, selling, general and administrative expenses increased to 24.4% in the first quarter of fiscal 2014 from 23.6% in the first quarter of fiscal 2013. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our current sales and rental demand and to better focus on future growth opportunities.

Income Tax Provision

Our effective tax rate was 35.8% in the first quarter of fiscal 2014, compared to 39.4% in the first quarter of fiscal 2013. The decrease during the three months ended August 31, 2013 was due to changes in state tax apportionment, resulting in a lower overall rate.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $16.7 million of rental and lease equipment during the first three months of fiscal 2014 compared to $19.8 million during the first three months of fiscal 2013, a decline of 15.9%.

Dividends Paid

During the first three months of fiscal 2014 and 2013, we paid dividends of $0.20 per common share, amounting to an aggregate of $5.0 million and $4.9 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $5.5 million at August 31, 2013, a decrease of $4.9 million from May 31, 2013. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since the beginning of fiscal 2011 we have returned $77.6 million in cash to our shareholders, increasing our annual dividend rate from $0.60 per common share to $0.80 per common share in fiscal 2012. On December 19, 2012, we used $6.1 million of our cash and borrowed $23.0 million against our credit facility with Union Bank to pay the quarterly dividend of $0.20 per common share and a special dividend of $1.00 per common share on December 21, 2012. Since fiscal 2010, we have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities.

We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities.

Given our growth record achieved since fiscal 2000, and our available line of credit under which we have $45 million remaining that we may borrow as of August 31, 2013, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may, however, seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.

Cash Flows and Credit Facility

During the first three months of fiscal 2014 and 2013, net cash provided by operating activities was $14.0 million and $21.0 million, respectively. The decrease in operating cash flow for the first three months of fiscal 2014 was primarily attributable to decreases in our working capital.

During the first three months of fiscal 2014 and 2013, net cash used in investing activities was $8.8 million and $13.6 million, respectively. The decline in cash used in investing activities for the first three months of fiscal 2014 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $16.7 million for the three months ended August 31, 2013 compared to $19.8 million for the three months ended August 31, 2012, and an increase in the proceeds from sale of rental and lease equipment to $8.0 million for the first three months of fiscal 2014 compared to $6.3 million for the first three months of fiscal 2013.

Net cash flows used in financing activities were $9.9 million and $4.8 million for the first three months of fiscal 2014 and 2013, respectively. This decrease was the result of net pay down of our line of credit by $5.0 million for the three months ended August 31, 2013, compared to $0 for the three months ended August 31, 2012.

We have a $50.0 million revolving bank line of credit, of which $5.0 million was outstanding as of August 31, 2013, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed $9.0 million and repaid $14.0 million on our line of credit during the first three months of fiscal 2014. There are no other bank borrowings outstanding or off balance sheet financing arrangements at August 31, 2013.

We believe that cash and cash equivalents, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.

Contractual Obligations

Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

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

We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. We have not made any material changes to these policies as previously disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

During the first three months of fiscal 2014, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Item 4.	Controls and Procedures.

As of August 31, 2013, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

If we are unable to renew our reseller agreement with Agilent when it expires on January 31, 2014 on acceptable terms, it could have a material adverse effect on our operating results and stock price.

Sales of new T&M equipment represent approximately 68.6% and 69.0% of our sales of equipment and other revenues for the three months ended August 31, 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Agilent, which expires on January 31, 2014. We have renewed the Agilent reseller agreement twice since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Agilent on acceptable terms or at all, our T&M equipment sales business and stock price may be materially and adversely affected.

The planned spin-off by Agilent of its electronic measurement business (which manufactures the T&M equipment) into a separate company could impact our relationship with Agilent.

Agilent announced on September 19, 2013 that it is spinning off its electronic measurement business (which manufactures the T&M equipment) into a separate company. Agilent announced that it expects to complete the spin-off by the end of 2014. We do not know how the spin-off will impact renewal of the reseller agreement or other aspects of our relationship with Agilent, which impact may be material and adverse.

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

ELECTRO RENT CORPORATION

Date: October 8, 2013	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)