Form 10-Q
period 2013-11-30
ELECTRO RENT CORP
filed 2014-01-08
CIK 32166

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

The number of shares outstanding of the registrant’s common stock as of January 6, 2014 was 24,006,698.

Electro Rent Corporation

Quarterly Report on Form 10-Q

For the Quarterly Period Ended November 30, 2013

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

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited) (in thousands, except per share data)

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Revenues:
Rentals and leases	$35,205	$34,575	$70,862	$68,240
Sales of equipment and other revenues	22,671	30,617	47,182	55,453

Total revenues	57,876	65,192	118,044	123,693

Operating expenses:
Depreciation of rental and lease equipment	14,241	14,082	28,614	28,140
Costs of rentals and leases, excluding depreciation	4,798	4,558	9,610	8,930
Costs of sales of equipment and other revenues	15,699	22,164	33,217	40,213
Selling, general and administrative expenses	14,226	14,068	28,905	27,845

Total operating expenses	48,964	54,872	100,346	105,128

Operating profit	8,912	10,320	17,698	18,565

Interest income, net	87	137	169	283

Income before income taxes	8,999	10,457	17,867	18,848

Income tax provision	3,418	4,218	6,589	7,523

Net income	$5,581	$6,239	$11,278	$11,325

Earnings per share:
Basic	$0.23	$0.26	$0.46	$0.47

Diluted	$0.23	$0.26	$0.46	$0.47

Shares used in per share calculation:
Basic	24,331	23,988	24,313	23,994

Diluted	24,350	24,225	24,340	24,221

Cash dividend declared per share	$—	$1.40	$0.40	$1.60

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited) (in thousands, except share numbers)

	November 30,	May 31,
	2013	2013
ASSETS

Cash and cash equivalents	$8,191	$10,402
Accounts receivable, net of allowance for doubtful accounts of $454 and $457	33,103	34,350
Rental and lease equipment, net of accumulated depreciation of $237,533 and $224,397	231,787	234,856
Other property, net of accumulated depreciation and amortization of $19,337 and $18,873	13,617	13,826
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,550 and $1,468	955	1,037
Other assets	21,320	21,346

	$312,082	$318,926

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Bank Borrowings	$8,508	$10,000
Accounts payable	5,797	7,479
Accrued expenses	13,538	15,866
Deferred revenue	7,720	7,292
Deferred tax liability	45,583	49,740

Total liabilities	81,146	90,377

Commitments and contingencies (Note 11)

Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2013 - 24,006,698; May 31, 2013 - 23,995,626	38,579	37,724
Retained earnings	192,357	190,825

Total shareholders’ equity	230,936	228,549

	$312,082	$318,926

See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited) (in thousands)

	Six Months Ended
	November 30,
	2013	2012

Cash flows from operating activities:
Net income	$11,278	$11,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,248	28,779
Remeasurement loss on foreign currency	85	47
Provision for losses on accounts receivable	341	235
Gain on sale of rental and lease equipment	(6,504)	(5,845)
Stock compensation expense	724	639
Excess tax benefit for share based compensation	(131)	(113)
Deferred income taxes	(4,157)	(1,885)
Change in operating assets and liabilities:
Accounts receivable	(226)	(793)
Other assets	(2,656)	596
Accounts payable	(8)	(1,091)
Accrued expenses	(2,075)	1,300
Deferred revenue	422	(229)

Net cash provided by operating activities	26,341	32,965

Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	15,125	14,185
Payments for purchase of rental and lease equipment	(31,790)	(35,959)
Payments for purchase of other property	(343)	(511)

Net cash used in investing activities	(17,008)	(22,285)

Cash flows from financing activities:
Net repayments under bank line of credit	(1,492)	—
Minimum tax withholdings on share based compensation	—	(36)
Excess tax benefit for share based compensation	131	113
Payment of dividends	(9,924)	(9,729)

Net cash used in financing activities	(11,285)	(9,652)

Effect of exchange rate changes on cash	(259)	(301)

Net increase (decrease) in cash and cash equivalents	(2,211)	727
Cash and cash equivalents at beginning of period	10,402	9,290

Cash and cash equivalents at end of period	$8,191	$10,017

Dividends accrued during the period, not yet paid	$161	$29,186

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

Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $207 and $432, respectively, for the three and six months ended November 30, 2013 and $239 and $472, respectively, for the three and six months ended November 30, 2012. SG&A expenses also include shipping and handling costs of $1,153 and $2,082, respectively, for the three and six months ended November 30, 2013 and $984 and $1,955, respectively, for the three and six months ended November 30, 2012.

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

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2013	May 31, 2013
Foreign exchange forward contracts	Other assets	$—	$114
Foreign exchange forward contracts	Accrued expenses	66	—

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended November 30, 2013	Three Months Ended November 30, 2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$(147)	$(202)

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Six Months Ended November 30, 2013	Six Months Ended November 30, 2012
Foreign exchange forward contracts	Selling, general and administrative expenses	$(234)	$(390)

Other Assets

We include demonstration equipment used in connection with our resale activity of $5,781 and $6,057 as of November 30, 2013 and May 31, 2013, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.

Other assets consisted of the following:

	November 30, 2013	May 31, 2013
Net investment in sales-type leases	$9,034	$9,437
Demonstration equipment	5,781	6,057
SERP	3,285	2,947
Prepaid expenses and other	3,220	2,905

	$21,320	$21,346

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

Note 3: Fair Value Measurements

We measure certain financial assets and liabilities at fair value on a recurring basis, including cash equivalents, SERP assets, and foreign currency derivatives. The fair value of financial assets can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

Our assets measured at fair value on a recurring basis were determined as follows:

	At November 30, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$14	$—	$—	$14
SERP
Money market fund	135	—	—	135
Mutual funds	3,150	—	—	3,150

Total assets measured at fair value	$3,299	$—	$—	$3,299

Liabilities
Foreign exchange forward contracts	$—	$66	—	$66

Total liabilities measured at fair value	$—	$66	$—	$66

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

Restricted Stock Units

A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the six months ended November 30, 2013:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2013	154	$16.13
Granted	65	18.20
Vested	(90)	15.56
Forfeited/canceled	(1)	14.51

Nonvested at November 30, 2013	128	$17.60

We granted 11 and 65 restricted stock units during the three and six months, respectively, ended November 30, 2013, and 14 and 73 restricted stock units during the three and six months, respectively, ended November 30, 2012. Under the terms of our RSU agreements, unvested RSU awards contain forfeitable rights to dividends. Because the dividends are forfeitable, they are defined as non-participating securities. As of November 30, 2013, we have unrecognized share-based compensation cost of approximately $1,782 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

We had 326 and 247 vested restricted stock units as of November 30, 2013 and 2012, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.

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

We recorded $381 and $724 of stock-based compensation as part of selling, general and administrative expenses for the three and six months ended November 30, 2013, respectively, compared to $350 and $639 for the three and six months ended November 30, 2012, respectively.

We receive a tax deduction, included as an excess tax benefit, for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends. The total excess tax benefit realized from dividend payments for vested restricted stock units for the six months ended November 30, 2013 and 2012 was $131 and $113, respectively.

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

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2013 were as follows:

	Balance as of June 1, 2013 (net of amortization)	Additions	Amortization	Balance as of November 30, 2013
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	626	—	(82)	544

	$4,146	$—	$(82)	$4,064

Goodwill is not deductible for tax purposes.

We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30, 2013 and May 31, 2013.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,550)	544

		$2,505	$(1,550)	$955

	May 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,468)	626

		$2,505	$(1,468)	$1,037

Amortization expense related to intangible assets was $41 for both the three months ended November 30, 2013 and 2012, and $82 for both the six months ended November 30, 2013 and 2012.

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of November 30, 2013:

Year ending May 31,	Future Amortization
2014 (remaining)	$82
2015	129
2016	118
2017	118
2018	97

$544

Note 6: Borrowings

On November 19, 2013, we entered into a credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25,000 revolving credit facility including swingline loans and letters of credit, and has a term of three years. We have an option to increase the commitments under the Credit Agreement by up to $25,000, subject to certain approvals and conditions as set forth in the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to, at our election, the applicable rate for a “Eurodollar Loan” or a “CB Floating Rate Loan.” Eurodollar Loan advances accrue interest at a per annum interest rate equal to (i) the quotient (rounded upwards to the next 1/16th of 1%) of (a) the applicable LIBO Rate, divided by (b) one minus the maximum aggregate reserve requirement (expressed as a decimal) imposed under Federal Reserve Board Regulation D (the “Adjusted LIBO Rate”), plus (ii) 0.75%. CB Floating Rate Loan advances accrue interest at a per annum interest rate equal to (i) the higher of (a) JPM’s Prime Rate or (b) the Adjusted LIBO Rate for a one month interest period plus 2.5%, minus (ii) 2.0%.

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all loan covenants at November 30, 2013.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

On November 19, 2013, in connection with entering into the Credit Agreement, we terminated our prior credit facility and repaid all outstanding loans thereunder without penalty. The prior credit agreement provided for a revolving credit facility of $50,000.

At November 30, 2013, we had $8,508 of borrowings outstanding under the Credit Agreement, compared to $10,000 outstanding at May 31, 2013 under our prior credit agreement. The weighted average interest rate under the Credit Agreement was approximately 1.05% as of November 30, 2013, compared to 2.34% under our prior credit agreement as of May 31, 2013.

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

The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	November 30, 2013	May 31, 2013
Gross minimum lease payments receivable	$9,417	$9,862
Less – unearned interest	(383)	(425)

Net investment in sales-type lease receivables	$9,034	$9,437

The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2014 (remaining)	$3,751
2015	4,511
2016	970
2017	184
2018	1

$9,417

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

Our equipment pool, based on acquisition cost, consisted of $432,488 of T&M equipment and $36,832 of DP equipment at November 30, 2013 and $423,306 of T&M equipment and $35,947 of DP equipment at May 31, 2013.

Revenues for these product groups were as follows for the three months ended November 30, 2013 and 2012:

	T&M	DP	Total
2013
Rentals and leases	$31,060	$4,145	$35,205
Sales of equipment and other revenues	22,263	408	22,671

	$53,323	$4,553	$57,876

2012
Rentals and leases	$30,435	$4,140	$34,575
Sales of equipment and other revenues	29,944	673	30,617

	$60,379	$4,813	$65,192

Revenues for these product groups were as follows for the six months ended November 30, 2013 and 2012:

	T&M	DP	Total
2013
Rentals and leases	$61,880	$8,982	$70,862
Sales of equipment and other revenues	46,113	1,069	47,182

	$107,993	$10,051	$118,044

2012
Rentals and leases	$60,040	$8,200	$68,240
Sales of equipment and other revenues	54,091	1,362	55,453

	$114,131	$9,562	$123,693

No single customer accounted for more than 10% of total revenues during the six months ended November 30, 2013 and 2012.

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2013	2012	2013	2012
Revenues: (1)
U.S.	$48,911	$56,428	$99,137	$105,542
Other (2)	8,965	8,764	18,907	18,151

Total	$57,876	$65,192	$118,044	$123,693

	As of
	November 30, 2013	May 31, 2013
Net Long-Lived Assets: (3)
U.S.	$201,365	$198,956
Other (2)	44,039	49,726

Total	$245,404	$248,682

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.
(2)	Other consists of foreign countries. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share

The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2013 and 2012:

	Three Months Ended		Six Months Ended
	November 30,		November 30,
	2013	2012	2013	2012
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,331	23,988	24,313	23,994
Effect of unvested restricted stock units	19	237	27	227

Diluted shares used in per share calculation	24,350	24,225	24,340	24,221

Net income	$5,581	$6,239	$11,278	$11,325
Earnings per share:
Basic	$0.23	$0.26	$0.46	$0.47
Diluted	$0.23	$0.26	$0.46	$0.47

ELECTRO RENT CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(dollar and share amounts in thousands, except per share amounts)

Note 10: Income Taxes

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

Note 11: Commitments and Contingencies

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

In fiscal 2010, we became a reseller for Agilent Technologies Inc. (“Agilent”), the largest T&M equipment manufacturer in North America, which provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada through January 31, 2014. Sales of new T&M equipment represent approximately 65.2% and 68.9% of our sales of equipment and other revenues for the six months ended November 30, 2013 and 2012, respectively. We are in negotiations with Agilent to extend the reseller agreement another two years, however as of January 3, 2014 the negotiations have not been finalized. We have renewed the Agilent reseller agreement twice since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Agilent on acceptable terms or at all, our T&M equipment sales business and stock price may be materially and adversely affected.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion addresses our financial condition as of November 30, 2013 and May 31, 2013, the results of our operations for the three and six months ended November 30, 2013 and 2012, respectively, and cash flows for the six month periods ended November 30, 2013 and 2012, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, to which you are directed for additional information.

Overview

We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Agilent Technologies, Inc. (“Agilent”) and Tektronix Inc. primarily for use by our customers in the aerospace and defense, telecommunications, electronics, industrial and semiconductor industries.

In addition, although it represents only approximately 7%, 7% and 8% of our revenues in fiscal 2013, 2012 and 2011, respectively, we believe our data products (“DP”) division is one of the largest rental businesses in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple.

We are a reseller for Agilent, the largest T&M equipment manufacturer in North America, which provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada under a contract whose latest expiration date is currently January 31, 2014. We do not currently have reseller agreements with any other manufacturers for equipment similar to that included in our Agilent reseller agreement. In addition, we sell used equipment from a variety of manufacturers that was previously in our rental and lease pool.

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

During the first six months of fiscal 2014, our revenues and operating profit decreased compared to the first six months of fiscal 2013 primarily due to a decline in our new equipment sales revenue, offsetting growth in our higher margin rental and lease revenues. Our new equipment sales continue to be affected by changes in the U.S. national budgetary policy and uncertainty in the global economy, causing delays in our customers’ procurement decisions and resulting in decreased demand in the aerospace and defense sector. We have also seen a softening in the telecommunications and semiconductor sectors. In the second quarter of fiscal 2014, our new equipment sales revenues were also impacted by delayed shipments by the manufacturers, as well as the Thanksgiving holiday, which fell during the last week of our second quarter causing the delay in delivery of equipment to some of our customers into the third quarter. As of November 30, 2013, our sales order backlog for T&M equipment relating to our resale channel was $11.2 million, an increase of 56% over the $7.2 million at November 30, 2012.

Economic uncertainty continues to impact our customers and competitors. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.

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

Profitability and Key Business Trends

Comparing the first six months of fiscal 2014 to the first six months of fiscal 2013, our revenues decreased by 4.6% from $123.7 million to $118.0 million, our operating profit decreased 4.7% from $18.6 million to $17.7 million, while our net income remained unchanged at $11.3 million.

Our rental and lease revenues increased $2.7 million, or 3.8%, from $68.2 million for the first six months of fiscal 2013 to $70.9 million for the first six months of fiscal 2014. During the first six months of fiscal 2014, 87% of our rental and lease revenues were derived from T&M equipment compared to 88% for the same period in the prior fiscal year. Our T&M rental revenues increased $1.3 million, primarily due to an increase in rental rates, in particular in our North American and European operations and increased demand in our Chinese operations. Our T&M lease revenues increased approximately $0.5 million, which was primarily attributed to an increase in demand. Rental and lease revenues in our DP segment increased $0.8 million due to an increase in rental and lease rates.

Our sales of equipment and other revenues decreased $8.3 million, or 14.9%, from $55.5 million for the first six months of fiscal 2013 compared to $47.2 million for the first six months of fiscal 2014. This decrease was primarily due to a decline in new equipment sales, in particular in the aerospace and defense, telecommunications and semiconductor industries, as our customers that traditionally purchase new equipment delayed procurement decisions in response to changes in our U.S. national budgetary policy and uncertainty in the global economy.

For the six months ended November 30, 2013, our operating profit decreased 4.7%, or $0.9 million, compared to the six months ended November 30, 2012. Our rental and lease business contributed $1.5 million in increased operating profit, resulting from a) a $2.7 million increase in rental and lease revenues, b) an offsetting increase in depreciation expense of $0.5 million, or 1.7%, due to a higher average rental equipment pool, and c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.7 million, or 7.6%. Operating profit from our sales of equipment and other revenues decreased $1.3 million, primarily due to the decline in our new equipment sales. Our selling, general and administrative expenses increased $1.1 million, primarily due to higher salaries and related costs.

Some of our key profitability measurements are presented below for the six months ended November 30, 2013 and 2012:

	Fiscal 2014	Fiscal 2013
Net income per diluted common share (EPS)	$0.46	$0.47
Net income as a percentage of average assets	7.0%	6.9%
Net income as a percentage of average equity	9.6%	9.8%

We have revenues, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan, due to our foreign operations. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations, and our exposure to fluctuations in the Chinese yuan is not significant. These contracts are designed to minimize the effect of fluctuations in foreign currencies. As a result of these forward contracts, as well as the relative stability of these foreign currencies, the impact on our operating results as a result of foreign currency fluctuations has been insignificant.

Average acquisition cost of equipment (in thousands)	Three months ended November 30,			Six months ended November 30,
	2013	2012	Change	2013	2012	Change
on rent	$245.7	$248.2	-1.0%	$244.9	$245.2	-0.2%
on lease	$35.9	$33.9	5.8%	$36.3	$33.6	8.2%

The decrease in our average equipment on rent is due to a decline in demand in our T&M North American operations, in particular in the aerospace and defense sector, partially offset by increased demand in our Chinese operations. Our average equipment on lease increased due to higher demand in North American operations.

Average rental rates for our T&M and DP segments increased by 2.8% and 3.5% for the three and six months ending November 30, 2013, respectively, compared to the three and six months ended November 30, 2012. Our average lease rates increased by 1.2% and 1.1% for the three and six months ended November 30, 2013, respectively, compared to the three and six months ended November 30, 2012. Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased from 67.2% to 65.6% for the three months ended November 30, 2012 and 2013, respectively, while average utilization declined from 66.8% to 65.5% for the six months ended November 30, 2012 and 2013, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, decreased from 37.3% to 34.8% for the three months ended November 30, 2012 and 2013, respectively, while average utilization increased from 37.0% to 37.3% for the six months ended November 30, 2012 and 2013, respectively. The increase in rental and lease rates is the result of growth in industries where we realize higher rental rates. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.

Comparison of Three Months Ended November 30, 2013 and November 30, 2012

Revenues

Total revenues for the three months ended November 30, 2013 and 2012 were $57.9 million and $65.2 million, respectively. The 11.2% decrease in total revenues was due to a 1.8% increase in rental and lease revenues offset by a 26.0% decrease in sales of equipment and other revenues.

Rental and lease revenues for the three months ended November 30, 2013 were $35.2 million, compared to $34.6 million for the same period of the prior fiscal year. This increase is due to an increase in rental rates in our T&M and DP segments, due to growth in industries where we realize higher rental rates, and increased demand in our Chinese operations. This increase was offset, in part, by a decrease in demand in our North American operations due to softening in the aerospace and defense and semiconductor industries. Our lease revenues increased primarily due to higher demand for T&M equipment, while our DP lease revenues were essentially unchanged.

Sales of equipment and other revenues decreased to $22.7 million for the second quarter of fiscal 2014 from $30.6 million in the prior year quarter. Sales of used equipment, including finance leases, modestly decreased to $7.2 million for the three months ended November 30, 2013, compared to $7.8 million for the prior year period. Our new equipment sales continue to be affected by changes in the U.S. national budgetary policy and uncertainty in the global economy, causing delays in our customers’ procurement decisions and resulting in decreased demand in the aerospace and defense sector. We have also seen a softening in the telecommunications and semiconductor sectors. In the second quarter of fiscal 2014, our new equipment sales revenues were also impacted by delayed shipments by the manufacturers, as well as the Thanksgiving holiday, which fell during the last week of our second quarter causing the delay in delivery of equipment to some of our customers into the third quarter.

Operating Expenses

Depreciation of rental and lease equipment increased in the second quarter of fiscal 2014 to $14.2 million, or 40.5% of rental and lease revenues, from $14.1 million, or 40.7% of rental and lease revenues, in the second quarter of fiscal 2013. The increased depreciation expense in fiscal 2014 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, was essentially flat as increases in our rental and lease rates were offset by moderate declines in utilization rates.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, increased to $4.8 million for the three months ended November 30, 2013 compared to $4.6 million for the three months ended November 30, 2012. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, decreased to $15.7 million in the second quarter of fiscal 2014 from $22.2 million in the same period of fiscal 2013. Costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 74.3% in the second quarter of fiscal 2014 from 76.7% in the second quarter of fiscal 2013. This decrease is primarily due to the decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative expenses remained relatively unchanged at $14.2 million and $14.1 million in the second quarter of fiscal 2014 and fiscal 2013, respectively. As a percentage of total revenues, selling, general and administrative expenses increased to 24.6% in the second quarter of fiscal 2014 from 21.6% in the second quarter of fiscal 2013, due to a decline in our sales of new equipment without a commensurate decrease in selling, general and administrative expenses.

Income Tax Provision

Our effective tax rate was 38.0% in the second quarter of fiscal 2014, compared to 40.3% in the second quarter of fiscal 2013. The decrease during the three months ended November 30, 2013 was due to a decrease in foreign losses where we have a valuation allowance and therefore do not recognize a tax benefit, resulting in a lower overall rate.

Comparison of Six Months Ended November 30, 2013 and November 30, 2012

Revenues

Total revenues for the six months ended November 30, 2013 and 2012 were $118.0 million and $123.7 million, respectively. The 4.6% decrease in total revenues was due to a 3.8% increase in rental and lease revenues offset by a 14.9% decrease in sales of equipment and other revenues.

Rental and lease revenues for the six months ended November 30, 2013 were $70.9 million, compared to $68.2 million for the same period of the prior fiscal year. This increase is due to an increase in rental rates in our T&M and DP segments, due to growth industries where we realize higher rental rates, and increased demand in our Chinese and European operations. This increase was offset, in part, by a decrease in demand in our North American operations due to softening in the aerospace and defense and semiconductor industries in our North American operations. Our lease revenues increased primarily due to higher demand for T&M equipment, while our DP lease revenues were essentially unchanged.

Sales of equipment and other revenues decreased to $47.2 million for the first six months of fiscal 2014 from $55.5 million in the same period of the prior fiscal year. Sales of used equipment, including finance leases, decreased slightly to $13.2 million for the six months ended November 30, 2013, compared to $14.1 million for the first six months of fiscal 2013, while sales of new equipment decreased to $30.7 million for the six months ended November 30, 2013 compared to $38.2 million for the first six months of fiscal 2013. Our new equipment sales continue to be affected by changes in the U.S. national budgetary policy and uncertainty in the global economy, causing delays in our customers’ procurement decisions and resulting in decreased demand in the aerospace and defense sector. We have also seen a softening in the telecommunications and semiconductor sectors. In the second quarter of fiscal 2014, our new equipment sales revenues were also impacted by delayed shipments by the manufacturers, as well as the Thanksgiving holiday, which fell during the last week of our second quarter causing the delay in delivery of equipment to some of our customers into the third quarter.

Operating Expenses

Depreciation of rental and lease equipment increased in the first six months of fiscal 2014 to $28.6 million, or 40.4% of rental and lease revenues, from $28.1 million, or 41.2% of rental and lease revenues, in the first six months of fiscal 2013. The increased depreciation expense in fiscal 2014 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, decreased due to increases in our rental and lease rates and increased utilization for our DP equipment, offset by moderate declines in utilization of our T&M equipment.

Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, increased to $9.6 million for the six months ended November 30, 2013 compared to $8.9 million for the six months ended November 30, 2012. This increase is the result of higher equipment subrental expense of $0.5 million for the three months ended November 30, 2013, compared to the three months ended November 30, 2012. We subrent equipment from time to time to supplement our rental equipment pool with equipment we choose not to own. In general, our costs of rentals and leases, excluding depreciation expense is relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, decreased to $33.2 million in the first six months of fiscal 2014 from $40.2 million in the same period of fiscal 2013. Costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 75.5% in the first six months of fiscal 2014 from 76.9% in the first six months of fiscal 2013. This decrease is primarily due to a significant decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative expenses increased 3.8% to $28.9 million in the first six months of fiscal 2014 compared to $27.8 million in the first six months of fiscal 2013. As a percentage of total revenues, selling, general and administrative expenses increased to 24.3% in the first six months of fiscal 2014 from 22.5% in the first six months of fiscal 2013. Our selling, general and administrative expenses increased primarily due to the broadening and strengthening of our sales and sales support organizations, as well as our administrative infrastructure, necessary to support our current sales and rental demand and to better focus on future growth opportunities.

Income Tax Provision

Our effective tax rate was 36.9% in the first six months of fiscal 2014, compared to 39.9% in the first six months of fiscal 2013. The decrease during the six months ended November 30, 2013 was due to changes in state tax apportionment, and a decrease in our foreign losses where we have a valuation allowance and therefore do not recognize a tax benefit, resulting in a lower overall rate.

Liquidity and Capital Resources

Capital Expenditures

Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for the purchase of $31.8 million of rental and lease equipment during the first six months of fiscal 2014 compared to $36.0 million during the first six months of fiscal 2013, a decline of 11.6%.

Dividends Paid

During the first six months of fiscal 2014 and 2013, we paid dividends of $0.40 per common share, amounting to an aggregate of $9.9 million and $9.7 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.

Cash and Cash Equivalents

The balance of our cash and cash equivalents was $8.2 million at November 30, 2013, a decrease of $2.2 million from May 31, 2013. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. In fiscal 2012, we increased our annual dividend rate from $0.60 per common share to $0.80 per common share. On December 19, 2012, we used $6.1 million of our cash and borrowed $23.0 million against our credit facility with Union Bank to pay the regular quarterly dividend of $0.20 per common share, and the special dividend of $1.00 per common share on December 21, 2012. Since fiscal 2010, we have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities.

We expect that the level of our cash needs may increase as we pay dividends in future quarters, or if we decide to buy back our common stock, increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities.

Given our growth record achieved since fiscal 2000, and our available line of credit under which we have $16.5 million remaining that we may borrow as of November 30, 2013, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may, however, seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.

Cash Flows and Credit Facility

During the first six months of fiscal 2014 and 2013, net cash provided by operating activities was $26.3 million and $33.0 million, respectively. The decrease in operating cash flow for the first six months of fiscal 2014 was primarily attributable to decreases in our working capital, as well as a reduction in our deferred tax liability. Our income tax payments have increased approximately $4.2 million for the first six months of fiscal 2014 compared to the first six months of fiscal 2013

During the first six months of fiscal 2014 and 2013, net cash used in investing activities was $17.0 million and $22.3 million, respectively. The decline in cash used in investing activities for the first six months of fiscal 2014 was due, in part, to a decrease in payments for purchases of rental and lease equipment to $31.8 million for the six months ended November 30, 2013 compared to $36.0 million for the six months ended November 30, 2012, and an increase in the proceeds from sale of rental and lease equipment to $15.1 million for the first six months of fiscal 2014 compared to $14.2 million for the first six months of fiscal 2013.

Net cash flows used in financing activities were $11.3 million and $9.7 million for the first six months of fiscal 2014 and 2013, respectively. This increase was the result of net payments on our line of credit by $1.5 million for the six months ended November 30, 2013, compared to $0 for the six months ended November 30, 2012.

On November 19, 2013, we entered into a new credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25 million revolving credit facility including swingline loans and letters of credit, and has a term of three years, of which $8.5 million was outstanding as of November 30, 2013 We have an option to increase the commitments under the Credit Agreement by up to $25 million, subject to certain approvals and conditions as set forth in the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to, at our election, the applicable rate for a “Eurodollar Loan” or a “CB Floating Rate Loan.” Eurodollar Loan advances accrue interest at a per annum interest rate equal to (i) the quotient (rounded upwards to the next 1/16th of 1%) of (a) the applicable LIBO Rate, divided by (b) one minus the maximum aggregate reserve requirement (expressed as a decimal) imposed under Federal Reserve Board Regulation D (the “Adjusted LIBO Rate”), plus (ii) 0.75%. CB Floating Rate Loan advances accrue interest at a per annum interest rate equal to (i) the higher of (a) JPM’s Prime Rate or (b) the Adjusted LIBO Rate for a one month interest period plus 2.5%, minus (ii) 2.0%.

The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We are in compliance with all loan covenants at November 30, 2013.

In connection with entering into the Credit Agreement, we terminated our existing credit facility and repaid the outstanding balance of $8.0 million thereunder without penalty.

We did not have any other bank borrowings outstanding or off balance sheet financing arrangements at November 30, 2013.

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

During the first six months of fiscal 2014, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Item 4.	Controls and Procedures.

As of November 30, 2013, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

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

Sales of new T&M equipment represent approximately 65.0% and 68.9% of our sales of equipment and other revenues for the six months ended November 30, 2013 and 2012, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Agilent, which expires on January 31, 2014. We have renewed the Agilent reseller agreement twice since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Agilent on acceptable terms or at all, our T&M equipment sales business and stock price may be materially and adversely affected.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1	Credit Agreement by and among Electro Rent Corporation, JPMorgan Chase Bank, National Association, as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and the lenders party thereto, dated as of November 19, 2013.	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 25, 2013.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	This certification is being furnished solely to accompany this report pursuant to 18 U.S.C. 1350, and is not being filed for purposes of Section 18 of the Securities Exchange Act of 1934 and is not to be incorporated by reference into any filing of the registrant, whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

ELECTRO RENT CORPORATION

Date: January 8, 2014	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)