Form 10-Q
period 2014-02-28
ELECTRO RENT CORP
filed 2014-04-08
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of April 7, 2014 was 24,007,708.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2014

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Electro Rent,” “Company,” “we,” “us” and “our” refer to Electro Rent Corporation, a California corporation, and its consolidated subsidiaries.
SPECIAL NOTE ABOUT FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). You can find many (but not all) of these statements by looking for words such as “approximates,” “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “would,” “may” or other similar expressions in this report. Any statements that refer to projections of our future financial or operating performance, anticipated trends in our business, our goals, strategies, focus and plans, and other characterizations of future events or circumstances, including statements expressing general optimism about future operating results, are forward-looking statements.
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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Revenues:
Rentals and leases	$32,485	$32,837	$103,347	$101,077
Sales of equipment and other revenues	29,531	31,835	76,713	87,288
Total revenues	62,016	64,672	180,060	188,365
Operating expenses:
Depreciation of rental and lease equipment	14,361	14,320	42,975	42,460
Costs of rentals and leases, excluding depreciation	4,493	4,721	14,103	13,651
Costs of sales of equipment and other revenues	21,583	23,471	54,800	63,684
Selling, general and administrative expenses	14,394	13,784	43,299	41,629
Total operating expenses	54,831	56,296	155,177	161,424
Operating profit	7,185	8,376	24,883	26,941
Interest income, net	106	61	275	344
Income before income taxes	7,291	8,437	25,158	27,285
Income tax provision	2,754	3,400	9,343	10,923
Net income	$4,537	$5,037	$15,815	$16,362
Earnings per share:
Basic	$0.19	$0.21	$0.65	$0.68
Diluted	$0.19	$0.21	$0.65	$0.68
Shares used in per share calculation:
Basic	24,334	23,996	24,320	23,995
Diluted	24,367	24,257	24,349	24,228
Cash dividend declared per share	$0.20	$—	$0.60	$1.60
See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	February 28, 2014	May 31, 2013
ASSETS
Cash and cash equivalents	$5,214	$10,402
Accounts receivable, net of allowance for doubtful accounts of $479 and $457	33,827	34,350
Rental and lease equipment, net of accumulated depreciation of $236,796 and $224,397	223,658	234,856
Other property, net of accumulated depreciation and amortization of $19,538 and $18,873	13,354	13,826
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,591 and $1,468	914	1,037
Other assets	21,800	21,346
	$301,876	$318,926
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Bank Borrowings	$2,025	$10,000
Accounts payable	5,805	7,479
Accrued expenses	12,721	15,866
Deferred revenue	7,184	7,292
Deferred tax liability	43,234	49,740
Total liabilities	70,969	90,377
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 28, 2014 - 24,007,708; May 31, 2013 - 23,995,626	38,905	37,724
Retained earnings	192,002	190,825
Total shareholders’ equity	230,907	228,549
	$301,876	$318,926
See accompanying notes to condensed consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended February 28,
	2014	2013
Cash flows from operating activities:
Net income	$15,815	$16,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,922	43,422
Remeasurement losses on foreign currency	71	135
Provision for losses on accounts receivable	490	360
Gain on sale of rental and lease equipment	(10,837)	(8,785)
Stock compensation expense	1,036	983
Excess tax benefit for share based compensation	(156)	(247)
Deferred income taxes	(6,506)	(637)
Change in operating assets and liabilities:
Accounts receivable	197	(315)
Other assets	(2,969)	(4,559)
Accounts payable	285	620
Accrued expenses	(2,893)	1,188
Deferred revenue	(121)	(543)
Net cash provided by operating activities	38,334	47,984
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	24,459	21,665
Payments for purchase of rental and lease equipment	(44,723)	(48,794)
Payments for purchase of other property	(352)	(803)
Net cash used in investing activities	(20,616)	(27,932)
Cash flows from financing activities:
Borrowings under bank lines of credit	43,758	31,500
Payments under bank lines of credit	(51,733)	(15,000)
Minimum tax withholdings on share based compensation	(11)	(36)
Excess tax benefit for share based compensation	156	247
Payment of dividends	(14,791)	(39,003)
Net cash used in financing activities	(22,621)	(22,292)
Effect of exchange rate changes on cash	(285)	(345)
Net decrease in cash and cash equivalents	(5,188)	(2,585)
Cash and cash equivalents at beginning of period	10,402	9,290
Cash and cash equivalents at end of period	$5,214	$6,705
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
Revenue Recognition
We generate revenues primarily through the rental and leasing of test and measurement equipment (“T&M”) and personal computer related data products equipment (“DP”) and through the sale of new and used equipment. Rental revenues comprise short term agreements that can be daily, weekly or monthly. Rental revenues are recognized in the month they are due on the accrual basis of accounting. We lease equipment under both operating and finance lease agreements.
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
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $233 and $665, respectively, for the three and nine months ended February 28, 2014 and $284 and $756, respectively, for the three and nine months ended February 28, 2013. SG&A expenses also include shipping and handling costs of $915 and $2,997, respectively, for the three and nine months ended February 28, 2014 and $780 and $2,735, respectively, for the three and nine months ended February 28, 2013.
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
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	February 28, 2014	May 31, 2013
Foreign exchange forward contracts	Other assets	$—	$114
Foreign exchange forward contracts	Accrued expenses	25	—

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Three Months Ended February 28, 2014	Three Months Ended February 28, 2013
Foreign exchange forward contracts	Selling, general and administrative expenses	$(32)	$(64)
Derivatives Not Designated as Hedging Instruments	Location of Loss Recognized in Income on Derivatives	Nine Months Ended February 28, 2014	Nine Months Ended February 28, 2013
Foreign exchange forward contracts	Selling, general and administrative expenses	$(266)	$(454)
Other Assets
We include demonstration equipment used in connection with our resale activity of $6,369 and $6,057 as of February 28, 2014 and May 31, 2013, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.
Other assets consisted of the following:

	February 28, 2014	May 31, 2013
Net investment in sales-type leases	$8,784	$9,437
Demonstration equipment	6,369	6,057
SERP	3,354	2,947
Prepaid expenses and other	3,292	2,905
	$21,800	$21,346
Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board issued guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new guidance is not expected to have a material impact our consolidated statements of operations, balance sheets, or statements of cash flows.

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
Our assets measured at fair value on a recurring basis were determined as follows:

	At February 28, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$—	$—	$—	$—
SERP
Money market fund	362	—	—	362
Mutual funds	2,992	—	—	2,992
Total assets measured at fair value	$3,354	$—	$—	$3,354
Liabilities
Foreign exchange forward contracts	$—	$25	$—	$25
Total liabilities measured at fair value	$—	$25	$—	$25

	At May 31, 2013
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Money market funds	$14	$—	$—	$14
SERP
Money market fund	113	—	—	113
Mutual funds	2,834	—	—	2,834
Foreign exchange forward contracts	—	114	—	114
Total assets measured at fair value	$2,961	$114	$—	$3,075
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 4: Equity Incentive Plan
Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. Pursuant to the Equity Incentive Plan, we have granted incentive and non-statutory options to directors, officers and key employees at prices not less than 100% of the fair market value on the day of grant. In addition, we have granted restricted stock and restricted stock units to directors, officers and key employees. The Equity Incentive Plan provides for a variety of vesting dates. All previously issued and outstanding stock options granted under the Equity Incentive Plan expired on or before October 2011.
Restricted Stock Units
A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the nine months ended February 28, 2014:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2013	154	$16.13
Granted	65	18.20
Vested	(93)	15.64
Forfeited/canceled	(1)	15.27
Nonvested at February 28, 2014	125	$17.59
We granted 0 and 65 restricted stock units during the three and nine months, ended February 28, 2014, respectively, and 0 and 73 restricted stock units during the three and nine months ended February 28, 2013, respectively. Under the terms of our restricted stock unit agreements, unvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, they are defined as non-participating securities. As of February 28, 2014, we have unrecognized share-based compensation cost of approximately $1,459 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years.
We had 328 and 247 vested restricted stock units as of February 28, 2014 and 2013, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
Accounting for Share Based Payments
Accounting guidance requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation expense is recognized over the period that an employee provides service in exchange for the award, approximately three years.
Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock and restricted stock units.
We recorded $312 and $1,036 of stock-based compensation as part of selling, general and administrative expenses for the three and nine months ended February 28, 2014, respectively, compared to $344 and $983 for the three and nine months ended February 28, 2013, respectively.
We receive a tax deduction, included as an excess tax benefit, for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends. The total excess tax benefit realized from dividend payments for vested restricted stock units for the nine months ended February 28, 2014 and 2013 was $156 and $247, respectively.
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2014 were as follows:

	Balance as of June 1, 2013 (net of amortization)	Additions	Amortization	Balance as of February 28, 2014
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	626	—	(123)	503
	$4,146	$—	$(123)	$4,023
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 28, 2014 and May 31, 2013.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	February 28, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,591)	503
		$2,505	$(1,591)	$914

	May 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	Indefinite	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,468)	626
		$2,505	$(1,468)	$1,037
Amortization expense related to intangible assets was $41 for both the three months ended February 28, 2014 and 2013, and $123 for both the nine months ended February 28, 2014 and 2013.
Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets as of February 28, 2014:

Year ending May 31,	Future Amortization
2014 (remaining)	$41
2015	129
2016	118
2017	118
2018	97
$503
Note 6: Borrowings
On November 19, 2013, we entered into a credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25,000 revolving credit facility, including swingline loans and letters of credit, and has a term of three years. We have an option to increase the commitments under the Credit Agreement by up to $25,000, subject to certain approvals and conditions as set forth in the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to, at our election, the applicable rate for a “Eurodollar Loan” or a “CB Floating Rate

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Loan.” Eurodollar Loan advances accrue interest at a per annum interest rate equal to (i) the quotient (rounded upwards to the next 1/16th of 1%) of (a) the applicable LIBO Rate, divided by (b) one minus the maximum aggregate reserve requirement (expressed as a decimal) imposed under Federal Reserve Board Regulation D (the “Adjusted LIBO Rate”), plus (ii) 0.75%. CB Floating Rate Loan advances accrue interest at a per annum interest rate equal to (i) the higher of (a) JPM’s Prime Rate or (b) the Adjusted LIBO Rate for a one month interest period plus 2.5%, minus (ii) 2.0%. In addition, we pay a commitment fee of 0.10% of the unused amount if the average borrowing under the Credit Agreement is less than or equal to $8.0 million on a quarterly basis.
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at February 28, 2014.
 On November 19, 2013, in connection with entering into the Credit Agreement, we terminated our prior credit facility and repaid all outstanding loans thereunder without penalty. The prior credit agreement provided for a revolving credit facility of $50,000.
At February 28, 2014, we had $2,025 of borrowings outstanding under the Credit Agreement, compared to $10,000 outstanding at May 31, 2013 under our prior credit agreement. The weighted average interest rate under the Credit Agreement was approximately 1.25% as of February 28, 2014, compared to 2.34% under our prior credit agreement as of May 31, 2013.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	February 28, 2014	May 31, 2013
Gross minimum lease payments receivable	$9,130	$9,862
Less – unearned interest	(346)	(425)
Net investment in sales-type lease receivables	$8,784	$9,437
The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,
2014 (remaining)	$1,987
2015	5,592
2016	1,365
2017	185
2018	1
$9,130
Note 8: Segment Reporting and Related Disclosures
Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

financial information is available. In accordance with this guidance, we have identified two operating segments in our business: the rental, lease and sale of T&M equipment and the rental, lease and sale of DP equipment.
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
Our equipment pool, based on acquisition cost, consisted of $423,114 of T&M equipment and $37,340 of DP equipment at February 28, 2014 and $423,306 of T&M equipment and $35,947 of DP equipment at May 31, 2013.
Revenues for these product groups were as follows for the three months ended February 28, 2014 and 2013:

	T&M	DP	Total
2014
Rentals and leases	$28,793	$3,692	$32,485
Sales of equipment and other revenues	29,221	310	29,531
	$58,014	$4,002	$62,016
2013
Rentals and leases	$29,460	$3,377	$32,837
Sales of equipment and other revenues	31,327	508	31,835
	$60,787	$3,885	$64,672
Revenues for these product groups were as follows for the nine months ended February 28, 2014 and 2013:

	T&M	DP	Total
2014
Rentals and leases	$90,673	$12,674	$103,347
Sales of equipment and other revenues	75,334	1,379	76,713
	$166,007	$14,053	$180,060
2013
Rentals and leases	$89,500	$11,577	$101,077
Sales of equipment and other revenues	85,418	1,870	87,288
	$174,918	$13,447	$188,365
No single customer accounted for more than 10% of total revenues during the nine months ended February 28, 2014 and 2013.
Selected country information is presented below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Revenues: (1)
U.S.	$52,638	$56,069	$151,775	$161,611
Other (2)	9,378	8,603	28,285	26,754
Total	$62,016	$64,672	$180,060	$188,365

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

	As of
	February 28, 2014	May 31, 2013
Net Long-Lived Assets: (3)
U.S.	$195,472	$198,956
Other (2)	41,540	49,726
Total	$237,012	$248,682

(1)	Revenues by country are based on the location of shipping destination, and not whether the order originates in the United States parent or a foreign subsidiary.

(2)	Other consists of foreign countries. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.

(3)	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

Note 9: Computation of Earnings Per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2014 and 2013:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2014	2013	2014	2013
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,334	23,996	24,320	23,995
Effect of unvested restricted stock units	33	262	29	233
Diluted shares used in per share calculation	24,367	24,257	24,349	24,228
Net income	$4,537	$5,037	$15,815	$16,362
Earnings per share:
Basic	$0.19	$0.21	$0.65	$0.68
Diluted	$0.19	$0.21	$0.65	$0.68

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

In September 2013, the U.S. Department of the Treasury and the Internal Revenue Service released final regulations regarding the deductibility and capitalization of expenditures related to tangible property. The final regulations are effective for taxable years beginning on or after January 1, 2014. The adoption of these regulations did not have a material impact on our consolidated statements of operations, balance sheets, or statements of cash flows.

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

In fiscal 2010, we became a reseller for Agilent Technologies Inc. (“Agilent”), the largest T&M equipment manufacturer in North America, which provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada through May 31, 2014. Sales of new T&M equipment represent approximately 63.1% and 67.8% of our sales of equipment and other revenues for the nine months ended February 28, 2014 and 2013, respectively. Our current reseller agreement amendment expires on May 31, 2014. We are currently in negotiations with Agilent to extend the reseller agreement, however as of April 8, 2014 the negotiations have not been finalized.

Note 12: Subsequent Events

On March 5, 2014, our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on April 10, 2014 to shareholders of record as of March 20, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our financial condition as of February 28, 2014 and May 31, 2013, the results of our operations for the three and nine months ended February 28, 2014 and 2013, respectively, and cash flows for the nine month periods ended February 28, 2014 and 2013, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2013, to which you are directed for additional information.
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
We are a reseller for Agilent, the largest T&M equipment manufacturer in North America, pursuant to the terms of an Authorized Technology Partner Program Agreement. That agreement, which runs through May 31, 2014 under the current amendment, provides us with the exclusive right to sell Agilent’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Agilent) in the United States and Canada. We do not currently have reseller agreements with any other manufacturers for equipment similar to that included in our Agilent reseller agreement. In addition, we sell used equipment from a variety of manufacturers that was previously in our rental and lease pool.
We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. Our direct sales force includes highly technical engineers who specialize in the products and services offered by our company. Our sales force is usually assigned to specific territories, and identifies potential customers through coordinated efforts with our marketing organization. Our marketing organization is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the test and measurement equipment environment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.
We also specialize in configuring new Agilent equipment to sell to our customers that is tailored to the customer’s need. These configurations typically start with a base model, which is frequently upgraded through an extensive list of options in order to perform the customer’s specific test or measurement. Once the configuration is determined, it serves as the basis for our orders to Agilent, who builds the product accordingly. We order equipment from Agilent once the customer has placed an order with us. Equipment is typically shipped directly to the customer by Agilent at our request. Occasionally, equipment is shipped to our warehouse prior to delivery to the customer. Inventory held for sale is immaterial and is therefore included in other assets in our consolidated balance sheets. Each order and sales invoice is subject to our standard sales terms and conditions, which include provisions covering equipment delivery delays and warranty services.
During the first nine months of fiscal 2014, our revenues and operating profit decreased compared to the first nine months of fiscal 2013 primarily due to a decline in our new equipment sales revenue, partially offset by growth in our higher margin rental and lease revenues. Our new equipment sales continue to be affected by uncertainty in U.S. government defense spending, causing delays in our customers’ procurement decisions and resulting in decreased demand, particularly in the aerospace and defense sector. We have also seen a softening in the telecommunications and semiconductor manufacturing sectors. As of February 28, 2014, our sales order backlog for T&M equipment relating to our resale channel was $9.8 million, an increase of 104.0% over the $4.8 million at February 28, 2013. The increase in backlog for fiscal 2014 is primarily due to longer manufacturing lead time.
Global economic uncertainty continues to impact our customers and competitors. We will continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.
To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on an annual basis or more frequently when factors indicating potential impairment are present.
Profitability and Key Business Trends
Comparing the first nine months of fiscal 2014 to the first nine months of fiscal 2013, our revenues decreased by 4.4% to $180.1 million from $188.4 million, our operating profit decreased 7.6% to $24.9 million from $26.9 million, and our net income decreased 3.3% to $15.8 million from $16.4 million.
Our rental and lease revenues increased $2.2 million, or 2.2%, from $101.1 million for the first nine months of fiscal 2013 to $103.3 million for the first nine months of fiscal 2014. During the first nine months of fiscal 2014, 88% of our rental and lease revenues were derived from T&M equipment compared to 89% for the same period in the prior fiscal year. Our T&M rental revenues increased $0.6 million due to an increase in rental rates of $1.9 million offset by a decrease in demand of $1.3 million. Our T&M lease revenues increased approximately $0.6 million due to an increase in demand of $0.8 million offset by a decrease in lease rates of $0.2 million. Rental and lease revenues in our DP segment increased $1.1 million due to an increase in rental and lease rates.
Our sales of equipment and other revenues decreased $10.6 million, or 12.1%, from $87.3 million for the first nine months of fiscal 2013 to $76.7 million for the first nine months of fiscal 2014. This decrease was primarily due to a decline in new equipment sales, in particular in the aerospace and defense, telecommunications manufacturing and semiconductor manufacturing industries, as our customers that traditionally purchase new equipment delayed procurement decisions in response to uncertainty around U.S. government defense spending and general uncertainty in the global economy.
Our operating profit decreased 7.6%, or $2.0 million, from $26.9 million for the first nine months of fiscal 2013 compared to $24.9 million for the first nine months of fiscal 2014. Our rental and lease business contributed $1.3 million in increased operating profit, resulting from (a) a $2.3 million increase in rental and lease revenues, (b) an offsetting increase in depreciation expense of $0.5 million, or 1.2%, and (c) an offsetting increase in our costs of rentals and leases, excluding depreciation, of $0.5 million, or 3.3%. Operating profit from our sales of equipment and other revenues decreased $1.7 million, primarily due to the decline in our new equipment sales. Our selling, general and administrative expenses increased $1.7 million, primarily due to higher personnel and benefit costs.
Some of our key profitability measurements are presented below for the nine months ended February 28, 2014 and 2013:

	Fiscal 2014	Fiscal 2013
Net income per diluted common share (EPS)	$0.65	$0.68
Net income as a percentage of average assets	6.8%	6.9%
Net income as a percentage of average equity	9.3%	9.8%

Due to our foreign operations, we have revenues, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan. While our exposure to fluctuations in the Chinese yuan is not significant, we enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations, and our exposure to fluctuations in the Chinese yuan is not significant. These contracts are designed to minimize the effect of fluctuations in foreign currencies. As a result of these forward contracts, as well as the relative stability of these foreign currencies, the impact on our operating results from foreign currency fluctuations has been insignificant.

Average acquisition cost of equipment (in thousands)	Three Months Ended February 28,			Nine Months Ended February 28,
	2014	2013	Change	2014	2013	Change
on rent	$230.9	$242.4	(4.7)%	$239.9	$244.3	(1.8)%
on lease	$36.1	$34.7	3.8%	$36.5	$34.0	7.4%
The decrease in our average equipment on rent is due to a decline in demand in our T&M North American operations, in particular in the aerospace and defense sector, partially offset by increased demand in our T&M foreign operations. Our average equipment on lease increased due to higher demand in North American operations.
Average rental rates increased by 2.3% and 3.5% for the three and nine months ended February 28, 2014, respectively, compared to the three and nine months ended February 28, 2013. Our average lease rates increased by 0.5% and 0.6% for the three and nine months ended February 28, 2014, respectively, compared to the three and nine months ended February 28, 2013. The increase in rental and lease rates is the result of growth industries where we realize higher rental rates.
Average utilization for our equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased from 64.8% to 60.7% for the three months ended February 28, 2013 and 2014, respectively, while average utilization decreased from 64.2% to 62.6% for the nine months ended February 28, 2013 and 2014, respectively. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.
Comparison of Three Months Ended February 28, 2014 and February 28, 2013
Revenues
Total revenues for the three months ended February 28, 2014 and 2013 were $62.0 million and $64.7 million, respectively. The 4.1% decrease in total revenues was due to a 1.1% decrease in rental and lease revenues and a 7.2% decrease in sales of equipment and other revenues.
Rental and lease revenues for the three months ended February 28, 2014 were $32.5 million, compared to $32.8 million for the same period of the prior fiscal year. This decrease is primarily due to a decline in rental demand in our North American operations due to softening in the aerospace and defense and semiconductor industries offset by an increase in lease demand.
Sales of equipment and other revenues decreased to $29.5 million for the third quarter of fiscal 2014 from $31.8 million in the prior year quarter. Sales of used equipment, including finance leases, increased to $11.0 million for the three months ended February 28, 2014, compared to $9.5 million for the prior year period, while sales of new equipment decreased to $17.6 million for the three months ended February 28, 2014 compared to $21.0 million for the three months ended February 28, 2013. Our new equipment sales continue to be affected by uncertainty in U.S. government defense spending, causing delays in our customers' procurement decisions and resulting in decreased demand in the aerospace and defense sector. We have also seen a softening in the telecommunications and semiconductor manufacturing sectors as a result of general uncertainty in the global economy.
Operating Expenses
Depreciation of rental and lease equipment increased in the third quarter of fiscal 2014 to $14.4 million, or 44.2% of rental and lease revenues, from $14.3 million, or 43.6% of rental and lease revenues, in the third quarter of fiscal 2013. While the depreciation expense was essentially flat, the depreciation ratio, as a percentage of rental and lease revenues, increased as the increase in our rental and lease rates were offset by declines in utilization rates.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, decreased to $4.5 million for the three months ended February 28, 2014 compared to $4.7 million for the three months ended February 28, 2013. This expense remains relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, decreased to $21.6 million in the third quarter of fiscal 2014 from $23.5 million in the same period of fiscal 2013. Costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 73.1% in the third quarter of fiscal 2014 from 73.7% in the third quarter of fiscal 2013. This decrease is primarily due to the decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.
Selling, general and administrative expenses increased to $14.4 million in the third quarter of fiscal 2014 from $13.8 million in the same period of fiscal 2013, due to an increase in personnel and benefit costs. As a percentage of total revenues, selling, general and administrative expenses increased to 23.2% in the third quarter of fiscal 2014 from 21.3% in the third quarter of fiscal 2013. The increase in selling, general, and administrative expenses as a percentage of revenues was attributable to both an increase in the dollar amount of expenses, as well as a decline in overall revenues.
Income Tax Provision
Our effective tax rate was 37.8% in the third quarter of fiscal 2014, compared to 40.3% in the third quarter of fiscal 2013. The decrease during the three months ended February 28, 2014 was due to a decrease in foreign losses where we have a valuation allowance and therefore do not recognize a tax benefit, resulting in a lower overall rate.

Comparison of Nine Months Ended February 28, 2014 and February 28, 2013
Revenues
Total revenues for the nine months ended February 28, 2014 and 2013 were $180.1 million and $188.4 million, respectively. The 4.4% decrease in total revenues was due to a 12.1% decrease in sales of equipment and other revenues offset by a 2.2% increase in rental and lease revenues.
Rental and lease revenues for the nine months ended February 28, 2014 were $103.3 million, compared to $101.1 million for the same period of the prior fiscal year. This increase is due to an increase in rental rates in our T&M and DP segments, due to growth industries where we realize higher rental rates, and increased demand in our Chinese and European operations. This increase was offset, in part, by a decrease in demand in our North American operations due to softening in the aerospace and defense and semiconductor industries. Our lease revenues increased primarily due to higher demand for T&M equipment, while our DP lease revenues were essentially unchanged.
Sales of equipment and other revenues decreased to $76.7 million for the first nine months of fiscal 2014 from $87.3 million in the same period of the prior fiscal year. Sales of used equipment, including finance leases, increased to $24.2 million for the nine months ended February 28, 2014, compared to $23.6 million for the first nine months of fiscal 2013, while sales of new equipment decreased to $48.4 million for the nine months ended February 28, 2014 compared to $59.2 million for the first nine months of fiscal 2013. Our new equipment sales continue to be affected by uncertainty in U.S. government defense spending, causing delays in our customers' procurement decisions and resulting in decreased demand in the aerospace and defense sector. We have also seen softening in the telecommunications and semiconductor manufacturing sectors as a result of general uncertainty in the global economy.
Operating Expenses
Depreciation of rental and lease equipment increased in the first nine months of fiscal 2014 to $43.0 million, or 41.6% of rental and lease revenues, from $42.5 million, or 42.0% of rental and lease revenues, in the first nine months of fiscal 2013. The increased depreciation expense in fiscal 2014 was due to a higher average rental and lease equipment pool. The depreciation ratio, as a percentage of rental and lease revenues, decreased due to increases in our rental and lease rates and increased utilization for our DP equipment, offset by moderate declines in utilization of our T&M equipment.
Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, increased to $14.1 million for the nine months ended February 28, 2014 compared to $13.7 million for the nine months ended February 28, 2013. This increase is the result of higher equipment subrental expense of $0.5 million for the nine months ended February 28, 2014, compared to the nine months ended February 28, 2013. We subrent equipment from time to time to supplement our rental equipment pool with equipment we choose not to own. In general, our costs of rentals and leases, excluding depreciation expense is relatively stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $54.8 million in the first nine months of fiscal 2014 from $63.7 million in the same period of fiscal 2013. Costs of sales and other revenues decreased as a percentage of sales of equipment and other revenues to 71.4% in the first nine months of fiscal 2014 from 73.0% in the first nine months of fiscal 2013. This decrease is primarily due to a significant decline in sales of new T&M equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.
Selling, general and administrative expenses increased 4.0% to $43.3 million in the first nine months of fiscal 2014 compared to $41.6 million in the first nine months of fiscal 2013 due to an increase in personnel and benefit costs. As a percentage of total revenues, selling, general and administrative expenses increased to 24.0% in the first nine months of fiscal 2014 from 22.1% in the first nine months of fiscal 2013. The increase in selling, general, and administrative expenses as a percentage of revenues was attributable to both an increase in the dollar amount of expenses, as well as a decline in overall revenues.
Income Tax Provision
Our effective tax rate was 37.1% in the first nine months of fiscal 2014, compared to 40.0% in the first nine months of fiscal 2013. The decrease during the nine months ended February 28, 2014 was due to changes in state tax apportionment, and a decrease in our foreign losses where we have a valuation allowance and therefore do not recognize a tax benefit, resulting in a lower overall rate.

Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current T&M rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we purchased $44.7 million of rental and lease equipment during the first nine months of fiscal 2014 compared to $48.8 million during the first nine months of fiscal 2013, a decline of 8.3%.
Dividends Paid
We paid dividends of $0.60 per common share during the first nine months of fiscal 2014, compared to $1.60 per common share, including a special dividend of $1.00 per common share, during the first nine months of fiscal 2013. During the first nine months of fiscal 2014 and 2013, the dividends paid amount to an aggregate of $14.8 million and $39.0 million, respectively. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
Cash and Cash Equivalents
The balance of our cash and cash equivalents was $5.2 million at February 28, 2014, a decrease of $5.2 million from May 31, 2013, in part because we chose to borrow less, with bank borrowings declining to $2.0 million as of February 28, 2014 from $10.0 million as of May 31, 2013. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. Since fiscal 2010, we have also made payments of $34.7 million in connection with two acquisitions and invested heavily in new equipment to take advantage of key new customer opportunities.
We expect that the level of our cash needs may increase if we increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities.
Given our growth record achieved since fiscal 2000, and our available line of credit under which we have $23.0 million remaining that we may borrow as of February 28, 2014, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may, however, seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.
Cash Flows and Credit Facility
During the first nine months of fiscal 2014 and 2013, net cash provided by operating activities was $38.3 million and $48.0 million, respectively. The decrease in net cash provided by operating activities for the first nine months of fiscal 2014 was primarily attributable to moderate decreases in net income, changes in operating assets and liabilities, as well as a reduction in our deferred tax liability. Our income tax payments have increased approximately $6.4 million for the first nine months of fiscal 2014 compared to the first nine months of fiscal 2013.
During the first nine months of fiscal 2014 and 2013, net cash used in investing activities was $20.6 million and $27.9 million, respectively. The decline in cash used in investing activities for the first nine months of fiscal 2014 was due, in part, to a decrease in purchases of rental and lease equipment to $44.7 million for the nine months ended February 28, 2014 compared to $48.8 million for the nine months ended February 28, 2013, and an increase in the proceeds from sale of rental and lease equipment to $24.5 million for the first nine months of fiscal 2014 compared to $21.7 million for the first nine months of fiscal 2013.
Net cash used in financing activities were $22.6 million and $22.3 million for the first nine months of fiscal 2014 and 2013, respectively. Borrowings under our bank lines of credit were $43.8 million for the nine months ended February 28, 2014 compared to $31.5 million for the nine months ended February 28, 2013. Payments under our bank lines of credit were $51.7 million for the nine months ended February 28, 2014 compared to $15.0 million for the nine months ended February 28, 2013. Payments of dividends were $14.8 million for the nine months ended February 28, 2014, compared to $39.0 million for the nine months ended February 28, 2013.

On November 19, 2013, we entered into a new credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25 million revolving credit facility including swingline loans and letters of credit, and has a term of three years, of which $2.0 million was outstanding as of February 28, 2014. We have an option to increase the commitments under the Credit Agreement by up to $25 million, subject to certain approvals and conditions as set forth in the Credit Agreement. Borrowings under the Credit Agreement bear interest at a rate equal to, at our election, the applicable rate for a “Eurodollar Loan” or a “CB Floating Rate Loan.” Eurodollar Loan advances accrue interest at a per annum interest rate equal to (i) the quotient (rounded upwards to the next 1/16th of 1%) of (a) the applicable LIBO Rate, divided by (b) one minus the maximum aggregate reserve requirement (expressed as a decimal) imposed under Federal Reserve Board Regulation D (the “Adjusted LIBO Rate”), plus (ii) 0.75%. CB Floating Rate Loan advances accrue interest at a per annum interest rate equal to (i) the higher of (a) JPM’s Prime Rate or (b) the Adjusted LIBO Rate for a one month interest period plus 2.5%, minus (ii) 2.0%. In addition, we pay a commitment fee of 0.10% of the unused amount if the average borrowing under the Credit Agreement is less than or equal to $8.0 million on a quarterly basis.
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We are in compliance with all loan covenants at February 28, 2014.
In connection with entering into the Credit Agreement, we terminated our prior credit facility and repaid the outstanding balance of $8.0 million thereunder without penalty.
We did not have any other bank borrowings outstanding or off balance sheet financing arrangements at February 28, 2014. At that date we had $23.0 million of available credit under the Credit Agreement.
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
During the first nine months of fiscal 2014, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is:(1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis;and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. As of February 28, 2014, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective for their intended purpose described above.
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
The risk factors set forth below update and supplement the risk factors in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. In addition to these risk factors and the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2013. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.
If we are unable to renew our reseller agreement with Agilent when it expires on May 31, 2014 on acceptable terms, it could have a material adverse effect on our operating results and stock price.
Sales of new T&M equipment represent approximately 63.1% and 67.8% of our sales of equipment and other revenues for the nine months ended February 28, 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Agilent, which expires on May 31, 2014. We have renewed the Agilent reseller agreement three times since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Agilent, or if the terms of any renewal are less favorable to us, our T&M equipment sales business and stock price may be materially and adversely affected. We are currently in negotiations with Agilent to extend the reseller agreement, however as of April 8, 2014 the negotiations have not been finalized.
Agilent's planned spin-off of its electronic measurement business (which manufactures T&M equipment) into a separate company could impact our relationship with Agilent.
Agilent announced on September 19, 2013 that it plans to spin off its electronic measurement business (which manufactures the T&M equipment) into a separate company. Agilent announced that it expects to complete the spin-off by the end of 2014. We do not know how the spin-off will impact renewal of the reseller agreement or other aspects of our relationship with Agilent. Sales of Agilent T&M equipment constitutes a substantial portion of our overall revenues. Any material change in our relationship with Agilent, in Agilent's sales strategy for T&M equipment, or our reseller agreement, may have a material and adverse effect on our business and operating prospects.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1#	Amendment #19 to Authorize Technology Partner Program Agreement #ANT76 by and between Electro Rent Corporation and Agilent Technologies, Inc. dated December 5, 2014	Filed herewith

10.2	Amendment #20 to Authorized Technology Partner Program Agreement #ANT76 by and between Electro Rent Corporation and Agilent Technologies, Inc. dated January 28, 2014	Incorporated by reference from Registrant’s Current Report on Form 8-K filed February 3, 2014.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ELECTRO RENT CORPORATION

Date: April 8, 2014	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)