Form 10-Q
period 2014-08-31
ELECTRO RENT CORP
filed 2014-10-07
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of September 30, 2014 was 24,008,683.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2014

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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended August 31,
	2014	2013
Revenues:
Rentals and leases	$33,889	$35,657
Sales of equipment and other revenues	27,982	24,511
Total revenues	61,871	60,168
Operating expenses:
Depreciation of rental and lease equipment	13,915	14,373
Costs of rentals and leases, excluding depreciation	4,574	4,812
Costs of sales of equipment and other revenues	20,902	17,518
Selling, general and administrative expenses	15,021	14,679
Total operating expenses	54,412	51,382
Operating profit	7,459	8,786
Interest income, net	103	82
Income before income taxes	7,562	8,868
Income tax provision	2,791	3,171
Net income	$4,771	$5,697
Earnings per share:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23
Shares used in per share calculation:
Basic	24,372	24,291
Diluted	24,396	24,328
Cash dividend declared per share	$0.20	$0.40
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	August 31, 2014	May 31, 2014
ASSETS
Cash	$3,974	$5,946
Accounts receivable, net of allowance for doubtful accounts of $559 and $555	33,887	34,970
Rental and lease equipment, net of accumulated depreciation of $241,584 and $237,151	222,071	221,888
Other property, net of accumulated depreciation and amortization of $19,168 and $18,983	12,971	13,122
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,673 and $1,632	832	873
Other assets	23,842	22,150
	$300,686	$302,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Bank borrowings	$—	$—
Accounts payable	7,719	7,279
Accrued expenses	13,735	14,472
Deferred revenue	7,457	7,537
Deferred tax liability	40,577	41,812
Total liabilities	69,488	71,100
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding August 31, 2014 - 24,008,489; May 31, 2014 - 24,007,709	39,612	39,252
Retained earnings	191,586	191,706
Total shareholders’ equity	231,198	230,958
	$300,686	$302,058
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended August 31,
	2014	2013
Cash flows from operating activities:
Net income	$4,771	$5,697
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,168	14,691
Remeasurement (gain)/loss on foreign currency	(41)	110
Provision for losses on accounts receivable	107	57
Gain on sale of rental and lease equipment	(3,082)	(2,893)
Stock compensation expense	288	344
Excess tax benefit for share based compensation	(82)	(96)
Deferred income taxes	(1,235)	(1,435)
Change in operating assets and liabilities:
Accounts receivable	(89)	(1,765)
Other assets	(2,433)	(1,627)
Accounts payable	632	(183)
Accrued expenses	(508)	1,156
Deferred revenue	(64)	(72)
Net cash provided by operating activities	12,432	13,984
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	8,284	8,017
Payments for purchase of rental and lease equipment	(17,823)	(16,666)
Payments for purchase of other property	(61)	(151)
Net cash used in investing activities	(9,600)	(8,800)
Cash flows from financing activities:
Borrowings under bank lines of credit	8,581	9,000
Payments under bank lines of credit	(8,581)	(14,000)
Minimum tax withholdings on share based compensation	(10)	—
Excess tax benefit for share based compensation	82	96
Payment of dividends	(5,015)	(5,036)
Net cash used in financing activities	(4,943)	(9,940)
Effect of exchange rate changes on cash	139	(157)
Net decrease in cash	(1,972)	(4,913)
Cash at beginning of period	5,946	10,402
Cash at end of period	$3,974	$5,489

Interest paid, during the period	$4	$37
Net income taxes paid, during the period	$369	$2,891
Dividends accrued during the period, not yet paid	$87	$4,986
Rental equipment acquisitions, not yet paid	$4,304	$3,332
Used equipment sales in accounts receivable and other assets, not yet collected	$7,811	$9,453
Transfers of demonstration equipment to rental and lease equipment	$413	$1,388
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 1: Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc. and Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd. (collectively “we”, “us”, or “our”) as well as the elimination of all intercompany transactions.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 11, 2014.
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
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s (now Keysight Technologies, Inc. or "Keysight") new T&M equipment in the U.S. and Canada. In accordance with accounting guidance, we are acting as the principal with respect to sales of new equipment through our resale agreement with Keysight, based on several factors, including: (1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The product manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product; (2) We bear back-end risk of inventory loss with

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

respect to any product return from the customer as the original manufacturer is not required to accept returns of equipment from us. We also bear front-end risk of inventory loss in those cases where we acquire products for resale into our equipment pool prior to shipment to customers; (3) We have full discretion in setting pricing terms with our customers and negotiate all such terms ourselves; (4) We assume all credit risk. Accordingly, sales of new equipment through our resale channel are recorded in sales of equipment and other revenues and the related equipment costs are recorded in costs of sales of equipment and other revenues in our consolidated statements of operations.
Other revenues, consisting primarily of billings to customers for delivery, are recognized in the period in which the respective services are performed.
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
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $169 and $225, respectively, for the three months ended August 31, 2014 and 2013. SG&A expenses also include shipping and handling costs of $1,036 and $930, respectively, for the three months ended August 31, 2014 and 2013.
Foreign Currency
The U.S. dollar has been determined to be the functional currency of all foreign subsidiaries. The assets and liabilities of our foreign subsidiaries are remeasured from their local currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in SG&A expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies. Remeasurement gains and losses have not been significant.
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
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	August 31, 2014	May 31, 2014
Foreign exchange forward contracts	Other assets	$125	$9

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2014	Three Months Ended August 31, 2013
Foreign exchange forward contracts	SG&A expenses	$127	$(87)

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Other Assets
We include demonstration equipment used in connection with our resale activity of $9,396 and $6,659 as of August 31, 2014 and May 31, 2014, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.
Other assets consisted of the following:

	August 31, 2014	May 31, 2014
Demonstration equipment	$9,396	$6,659
Net investment in sales-type leases	7,327	7,264
Prepaid expenses and other	3,609	2,978
SERP	3,510	3,418
Income taxes receivable	—	1,831
	$23,842	$22,150
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued guidance to establish a new, more robust framework for the recognition of revenue related to the transfer of goods and services to customers. This guidance is effective for reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The impact this guidance will have on the consolidated financial statements has not been determined at this time.
In August 2014, the FASB issued guidance that requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. This guidance is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The new guidance affects disclosures only and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.
Other Comprehensive Income
Comprehensive income is equivalent to net income for all periods presented.
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at August 31, 2014 and May 31, 2014 except for the money market funds that are part of our SERP asset.
Note 3: Fair Value Measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including SERP assets and foreign currency derivatives. The fair value of financial assets can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Our assets measured at fair value on a recurring basis were determined as follows:

	August 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$150	$—	$—	$150
Mutual funds	3,360	—	—	3,360
Foreign exchange forward contracts	—	125	—	125
Total assets measured at fair value	$3,510	$125	$—	$3,635

	May 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$323	$—	$—	$323
Mutual funds	3,095	—	—	3,095
Foreign exchange forward contracts	—	9	—	9
Total assets measured at fair value	$3,418	$9	$—	$3,427
The fair value measures for our SERP asset, which include money market and mutual funds, were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Restricted Stock Units
A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the three months ended August 31, 2014:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2014	122	$17.57
Granted	69	16.06
Vested	(65)	17.36
Nonvested at August 31, 2014	126	$16.85
We granted 69 and 54 restricted stock units during the three months ended August 31, 2014 and 2013, respectively. Under the terms of our restricted stock unit agreements, unvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, they are defined as non-participating securities. As of August 31, 2014, we have unrecognized share-based compensation cost of approximately $1,959 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
We had 393 and 334 vested restricted stock units as of August 31, 2014 and 2013, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
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
Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock units.
We recorded $288 and $344 of stock-based compensation as part of SG&A expenses for the three months ended August 31, 2014 and 2013.
We receive a tax deduction, included as an excess tax benefit, for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends. The total excess tax benefit realized from dividend payments for vested restricted stock units for the three months ended August 31, 2014 and 2013 was $82 and $96, respectively.
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
The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2014 were as follows:

	Balance as of June 1, 2014 (net of amortization)	Additions	Amortization	Balance as of August 31, 2014
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	462	—	(41)	421
	$3,982	$—	$(41)	$3,941

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of August 31, 2014 and May 31, 2014.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	August 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,673)	421
		$2,505	$(1,673)	$832

	May 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,632)	462
		$2,505	$(1,632)	$873
Amortization expense related to intangible assets was $41 for both the three months ended August 31, 2014 and 2013.
Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of August 31, 2014:

Year ending May 31,	Future Amortization
2015 (remaining)	$88
2016	118
2017	118
2018	97
2019	—
$421
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at August 31, 2014.
At August 31, 2014 and May 31, 2014, we had no borrowings outstanding under the Credit Agreement.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	August 31, 2014	May 31, 2014
Gross minimum lease payments receivable	$7,625	$7,543
Less – unearned interest	(298)	(279)
Net investment in sales-type lease receivables	$7,327	$7,264
The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,	Future Payments
2015 (remaining)	$4,401
2016	2,694
2017	523
2018	7
2019	—
$7,625
Note 8: Segment Reporting and Related Disclosures
Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments in our business: our T&M and DP business.
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
Our equipment pool, based on acquisition cost, consisted of $424,600 of T&M equipment and $39,055 of DP equipment at August 31, 2014 and $421,128 of T&M equipment and $37,911 of DP equipment at May 31, 2014.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Revenues for these product groups were as follows for the three months ended August 31, 2014 and 2013:

	T&M	DP	Total
2014
Rentals and leases	$29,249	$4,640	$33,889
Sales of equipment and other revenues	27,476	506	27,982
	$56,725	$5,146	$61,871
2013
Rentals and leases	$30,820	$4,837	$35,657
Sales of equipment and other revenues	23,850	661	24,511
	$54,670	$5,498	$60,168
No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2014 and 2013.
Selected country information is presented below:

	Three Months Ended August 31,
	2014	2013
Revenues: [1]
U.S.	$51,152	$50,225
Other [2]	10,719	9,943
Total	$61,871	$60,168

	As of
	August 31, 2014	May 31, 2014
Net Long-Lived Assets: [3]
U.S.	$190,828	$188,343
Other [2]	44,214	46,667
Total	$235,042	$235,010

1    Revenues by country are based on the shipping destination.
2    Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
3    Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.
Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2014 and 2013:

	Three Months Ended August 31,
	2014	2013
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,372	24,291
Effect of unvested restricted stock units	24	37
Diluted shares used in per share calculation	24,396	24,328
Net income	$4,771	$5,697
Earnings per share:
Basic	$0.20	$0.23
Diluted	$0.20	$0.23

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

We did not include 69 and 0 shares in the calculation of diluted earnings per share for the three months ended August 31, 2014 and 2013, respectively, as to do so would be antidilutive.

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
We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no uncertain tax positions in fiscal 2015 and 2014.
We are subject to taxation in the U.S., as well as various state and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2011. Major state jurisdictions have been examined through fiscal years 2004 and 2005, and certain foreign jurisdictions are under audit for fiscal 2009 and 2010, which began in the first quarter of fiscal 2015.
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
Agreement with Keysight Technologies, Inc.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s ("Agilent") new T&M equipment in the U.S. and Canada. Agilent is currently in the process of spinning off Keysight, its wholly-owned subsidiary, into a separate publicly traded company, which Agilent has announced it expects to complete by November 2014. Sales of new T&M equipment represent approximately 70.8% and 68.5% of our sales of equipment and other revenues for fiscal 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Keysight, which expires on May 31, 2015. We have renewed our reseller arrangement four times since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Keysight, or if the terms of any renewal are less favorable to us, our T&M equipment sales business may be materially and adversely affected.
Note 12: Subsequent Events
On September 4, 2014 our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on October 10, 2014 to shareholders of record as of September 19, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our financial condition as of August 31, 2014 and May 31, 2014, the results of our operations for the three months ended August 31, 2014 and 2013, respectively, and cash flows for the three months ended August 31, 2014 and 2013, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, to which you are directed for additional information.
Overview
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc. ("Anritsu"), Rohde & Schwarz Gmbh & Co. KG ("Rohde & Schwarz") and Tektronix Inc. (“Tektronix”) primarily for use by our customers in the aerospace, defense, telecommunications, electronics, and semiconductor industries. Although it represented only approximately 7.5% of our revenues in fiscal 2015, we believe our Data Products ("DP") division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple.
We primarily engage in the short-term rental, lease, and sale of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of T&M and DP equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rent/lease and the sale of new T&M equipment primarily from Keysight. Under our agreement with Keysight, we have the exclusive right to sell Keysight’s more complex T&M equipment to small and medium size customers (who previously purchased directly from Keysight) in the United States and Canada. Keysight is a wholly-owned subsidiary of Agilent Technologies, Inc. (“Agilent”), with whom we originally entered into the reseller agreement. Agilent is currently in the process of spinning off Keysight into a separate publicly traded company, which Agilent has announced it expects to complete by November 2014. We have renewed our reseller arrangement four times since we entered into the agreement with Agilent in 2009, and our current agreement is due to expire on May 31, 2015.
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
During the first three months of fiscal 2015, our revenues increased slightly compared to the first three months of fiscal 2014 primarily due to an increase in our sales of new equipment offset by a decrease in rental and lease revenue. Although our revenues have increased, our operating profit decreased as a result of a decline in our high margin rental and lease business and growth in our lower margin equipment sales for the first three months in fiscal 2015 as compared to the same period in fiscal 2014. As of August 31, 2014, our sales order backlog for T&M equipment relating to our resale channel was $6.4 million, a decrease of 7.2% from $6.9 million at August 31, 2013.
To maximize our overall profit from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment for our rental pool to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy utilizing our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on an annual basis or more frequently when factors indicating potential impairment are present.
Profitability and Key Business Trends
Comparing the first three months of fiscal 2015 to the first three months of fiscal 2014, our revenues increased by 2.8% to $61.9 million from $60.2 million, our operating profit decreased 15.1% to $7.5 million from $8.8 million, and our net income decreased 16.3% to $4.8 million from $5.7 million. The decrease in our operating profits is attributable to a 5.0% decrease in our higher margin rental and lease revenues partially offset by a 14.2% increase in our lower margin equipment sales revenues.
Our rental and lease revenues decreased $1.8 million, or 5.0%, from $35.7 million for the first three months of fiscal 2014 to $33.9 million for the first three months of fiscal 2015. During the first three months of both fiscal 2015 and 2014, 86% of our rental and lease revenues were derived from T&M equipment. Our T&M rental revenues decreased $1.2 million primarily due to a decrease in demand of $1.1 million, particularly in our North American operations, while rental rates stayed relatively flat. Our T&M lease revenues stayed flat as compared to the same period in fiscal 2014. Our rental and lease business is being negatively affected by uncertainty regarding U.S. government spending in the aerospace and defense sectors and by reduced demand in the semiconductor sector. Rental and lease revenues in our DP segment were stable at $4.6 million for the first three months of fiscal 2015 compared to $4.8 million for the first three months of fiscal 2014.
Our sales of equipment and other revenues increased $3.5 million, or 14.2%, from $24.5 million for the first three months of fiscal 2014 to $28.0 million for the first three months of fiscal 2015. This increase was primarily due to an increase in new equipment sales, in particular from educational institutions and electronic technology manufacturers.
Our operating profit decreased 15.1%, or $1.3 million, from $8.8 million for the first three months of fiscal 2014 compared to $7.5 million for the first three months of fiscal 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $1.1 million less to operating profit, resulting from a $1.8 million, or 5.0%, decrease in rental and lease revenues, offset by (a) a decrease in depreciation expense of $0.5 million, or 3.2%, and (b) a decrease in our costs of rentals and leases, excluding depreciation, of $0.2 million, or 4.9%. Operating profit from sales of equipment and other revenue remained stable as compared to the three months of fiscal 2014. Our SG&A expenses increased $0.3 million, or 2.3%, from $14.7 million for the first three months of 2014 to $15.0 million for the first three months of fiscal 2015.
Some of our key profitability measurements are presented below for the three months ended August 31, 2014 and 2013:

	Fiscal 2015	Fiscal 2014
Net income per diluted common share (EPS)	$0.20	$0.23
Net income (annualized) as a percentage of average assets	6.3%	7.1%
Net income (annualized) as a percentage of average equity	8.3%	9.8%

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

Average acquisition cost of equipment (in millions)	Three Months Ended August 31,
	2014	2013	Change
on rent	$233.0	$244.1	(4.5)%
on lease	$37.5	$36.7	2.2%
The decrease in our average equipment on rent in fiscal 2015 is due to a decline in demand in our T&M North American operations, in particular in the aerospace and defense and semiconductor sectors, partially offset by increased demand in our T&M European operations. Our average equipment on lease increased slightly as compared to fiscal 2014 as increased demand for DP leases was offset by a decline in T&M lease business resulting in an overall decrease in lease revenue as compared to prior fiscal year.
Average rental and lease rates for the three months ended August 31, 2014 remained stable as compared to the three months ended August 31, 2013.
Average utilization for our equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 62.0% for the first three months in fiscal 2015 from 64.1% for the first three months in fiscal 2014. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.
Comparison of Three Months Ended August 31, 2014 and August 31, 2013
Revenues
Total revenues for the three months ended August 31, 2014 and 2013 were $61.9 million and $60.2 million, respectively. The 2.8% increase in total revenues was due to a 14.2% increase in sales of equipment and other revenues offset by a 5% decrease in rental and lease revenues.
Rental and lease revenues for the three months ended August 31, 2014 were $33.9 million, compared to $35.7 million for the same period of the prior fiscal year. This decrease is primarily due to a decline in rental demand in our North American operations due to softening in the aerospace and defense and semiconductor industries.
Sales of equipment and other revenues increased to $28.0 million for the first quarter of fiscal 2015 from $24.5 million in the prior year quarter. Sales of used equipment, including finance leases, increased to $7.0 million for the three months ended August 31, 2014, compared to $6.1 million for the prior year period, while sales of new equipment increased to $19.8 million for the three months ended August 31, 2014 compared to $16.8 million for the three months ended August 31, 2013. The increase in our new and used equipment sales resulted from increased demand from educational institutions and electronic technology manufacturers.
Operating Expenses
Depreciation of rental and lease equipment decreased in the first quarter of fiscal 2015 to $13.9 million, or 41.1% of rental and lease revenues, from $14.4 million, or 40.3% of rental and lease revenues, in the first quarter of fiscal 2014. While the depreciation expense was essentially flat, the depreciation ratio, as a percentage of rental and lease revenues, increased slightly due to decreases in utilization and rental and lease rates.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, decreased to $4.6 million, or 4.9%, for the three months ended August 31, 2014 compared to $4.8 million for the three months ended August 31, 2013. This decrease is consistent with the 5.0% decrease in rental and lease revenues.
Costs of sales of equipment and other revenues, which primarily includes the cost of equipment sales, increased to $20.9 million in the first quarter of fiscal 2015 from $17.5 million in the same period of fiscal 2014. Costs of sales and other revenues as a percentage of sales of equipment and other revenues increased to 74.7% in the first quarter of fiscal 2015 from 71.5% in the first quarter of fiscal 2014. This increase is primarily due to a 14.2% increase in sales of equipment and other revenues and a shift in demand favoring sales of new equipment, which generally carry a lower margin than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.

Selling, general and administrative ("SG&A") expenses increased slightly to $15.0 million in the first quarter of fiscal 2015 from $14.7 million in the same period of fiscal 2014. As a percentage of total revenues, SG&A expenses were stable at 24.3% in the first quarter of fiscal 2015 compared to 24.4% in the first quarter of fiscal 2014.
Income Tax Provision
Our effective tax rate was 36.9% in the first quarter of fiscal 2015, compared to 35.8% in the first quarter of fiscal 2014. The lower effective rate for fiscal 2014 as compared to fiscal 2015 is due to more income being apportioned to states with lower tax rates resulting in a lower effective state rate.
Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we paid for $17.8 million of rental and lease equipment purchases during the first three months of fiscal 2015 compared to $16.7 million during the first three months of fiscal 2014, an increase of 6.9%.
Dividends Paid
We declared dividends of $0.20 per common share amounting to an aggregate of $5.0 million during the first three months of fiscal 2015 and 2014. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
Cash
The balance of our cash was $4.0 million at August 31, 2014, a decrease of $2.0 million from May 31, 2014, in part due to an increase in payments for equipment purchases and a decrease in net income. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities.
We expect that the level of our cash needs may increase if we increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities.
Given our historical growth record, and our available line of credit under which we have $25.0 million remaining that we may borrow as of August 31, 2014, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may, however, seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.
Cash Flows and Credit Facility
During the first three months of fiscal 2015 and 2014, net cash provided by operating activities was $12.4 million and $14.0 million, respectively. The decrease in net cash provided by operating activities for the first three months of fiscal 2015 was due to a decline in net income and changes in operating assets and liabilities, primarily due to a decrease in accrued expenses offset by a change in accounts receivable.
During the first three months of fiscal 2015 and 2014, net cash used in investing activities was $9.6 million and $8.8 million, respectively. The increase in cash used in investing activities for the first three months of fiscal 2015 was primarily due to an increase in purchases of rental and lease equipment to $17.8 million for the three months ended August 31, 2014 compared to $16.7 million for the three months ended August 31, 2013.
Net cash used in financing activities was $4.9 million and $9.9 million for the first three months of fiscal 2015 and 2014, respectively. Borrowings under our bank lines of credit were $8.6 million for the first three months of fiscal 2015 compared to $9.0 million for the first three months of fiscal 2014. Payments under our bank lines of credit were $8.6 million for the three months ended August 31, 2014 compared to $14.0 million for the three months ended August 31, 2013.

We believe that cash, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.
Contractual Obligations
Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.
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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. We have not made any material changes to these policies as previously disclosed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
During the first three months of fiscal 2015, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. As of August 31, 2014, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective for their intended purpose described above.
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
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

3.1	Amended and Restated By-laws of Registrant, adopted July 10, 2014	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 16, 2014.

10.1#	EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of May 29, 2014 by and between Electro Rent Corporation and Keysight Technologies, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K filed August 12, 2014.

10.2#	Amendment No. 2 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of August 18, 2014	Filed herewith.

10.3#	Amendment No. 3 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of September 17, 2014	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ELECTRO RENT CORPORATION

Date:	October 7, 2014	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)