Form 10-Q
period 2014-11-30
ELECTRO RENT CORP
filed 2015-01-16
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the registrant’s common stock as of January 13, 2015 was 24,104,834.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 30, 2014

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

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Revenues:
Rentals and leases	$33,469	$35,205	$67,358	$70,862
Sales of equipment and other revenues	26,234	22,671	54,216	47,182
Total revenues	59,703	57,876	121,574	118,044
Operating expenses:
Depreciation of rental and lease equipment	14,670	14,241	28,585	28,614
Costs of rentals and leases, excluding depreciation	4,547	4,798	9,121	9,610
Costs of sales of equipment and other revenues	19,661	15,699	40,563	33,217
Selling, general and administrative expenses	14,598	14,226	29,619	28,905
Total operating expenses	53,476	48,964	107,888	100,346
Operating profit	6,227	8,912	13,686	17,698
Interest income, net	79	87	182	169
Other income	1,390	—	1,390	—
Income before income taxes	7,696	8,999	15,258	17,867
Income tax provision	2,901	3,418	5,692	6,589
Net income	$4,795	$5,581	$9,566	$11,278
Earnings per share:
Basic	$0.20	$0.23	$0.39	$0.46
Diluted	$0.20	$0.23	$0.39	$0.46
Shares used in per share calculation:
Basic	24,404	24,331	24,380	24,313
Diluted	24,408	24,350	24,393	24,340
Cash dividend declared per share	$0.20	$—	$0.40	$0.40
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	November 30, 2014	May 31, 2014
ASSETS
Cash	$5,200	$5,946
Accounts receivable, net of allowance for doubtful accounts of $659 and $555	38,422	34,970
Rental and lease equipment, net of accumulated depreciation of $241,856 and $237,151	217,801	221,888
Other property, net of accumulated depreciation and amortization of $19,329 and $18,983	12,942	13,122
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,702 and $1,632	803	873
Other assets	23,058	22,150
	$301,335	$302,058
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Bank borrowings	$2,843	$—
Accounts payable	7,383	7,279
Accrued expenses	15,385	14,472
Deferred revenue	6,954	7,537
Deferred tax liability	37,286	41,812
Total liabilities	69,851	71,100
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2014 - 24,008,683; May 31, 2014 - 24,007,709	40,007	39,252
Retained earnings	191,477	191,706
Total shareholders’ equity	231,484	230,958
	$301,335	$302,058
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended November 30,
	2014	2013
Cash flows from operating activities:
Net income	$9,566	$11,278
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,085	29,248
Remeasurement (gain)/loss on foreign currency	(7)	85
Provision for losses on accounts receivable	381	341
Gain on sale of rental and lease equipment	(6,625)	(6,504)
Stock compensation expense	649	724
Excess tax benefit for share based compensation	(116)	(131)
Deferred income taxes	(4,526)	(4,157)
Change in operating assets and liabilities:
Accounts receivable	(2,662)	(226)
Other assets	(4,194)	(2,656)
Accounts payable	789	(8)
Accrued expenses	1,199	(2,075)
Deferred revenue	(543)	422
Net cash provided by operating activities	22,996	26,341
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	16,168	15,125
Payments for purchase of rental and lease equipment	(32,985)	(31,790)
Payments for purchase of other property	(250)	(343)
Net cash used in investing activities	(17,067)	(17,008)
Cash flows from financing activities:
Borrowings under bank lines of credit	31,070	31,508
Payments under bank lines of credit	(28,227)	(33,000)
Minimum tax withholdings on share based compensation	(10)	—
Excess tax benefit for share based compensation	116	131
Payment of dividends	(9,902)	(9,924)
Net cash used in financing activities	(6,953)	(11,285)
Effect of exchange rate changes on cash	278	(259)
Net decrease in cash	(746)	(2,211)
Cash at beginning of period	5,946	10,402
Cash at end of period	$5,200	$8,191

Interest paid, during the period	$17	$80
Net income taxes paid, during the period	$7,712	$12,909
Dividends accrued during the period, not yet paid	$104	$161
Rental equipment acquisitions, not yet paid	$3,843	$3,267
Used equipment sales in accounts receivable and other assets, not yet collected	$9,356	$9,494
Transfers of demonstration equipment to rental and lease equipment	$1,998	$2,149
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
(3) We have full discretion in setting pricing terms with our customers and negotiate all such terms ourselves; and
(4) We assume all credit risk.
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
Operating Expenses
Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease revenues.
Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $250 and $419, respectively, for the three and six months ended November 30, 2014 and $207 and $432, respectively, for the three and six months ended November 30, 2013. SG&A expenses also include shipping and handling costs of $1,085 and $2,121, respectively, for the three and six months ended November 30, 2014 and $1,153 and $2,082 for the three and six months ended November 30, 2013.
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
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2014	May 31, 2014
Foreign exchange forward contracts	Other assets	$401	$9

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2014	Three Months Ended November 30, 2013
Foreign exchange forward contracts	SG&A expenses	$508	$(147)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Six Months Ended November 30, 2014	Six Months Ended November 30, 2013
Foreign exchange forward contracts	SG&A expenses	$381	$(234)
Other Assets
We include demonstration equipment used in connection with our resale activity of $10,036 and $6,659 as of November 30, 2014 and May 31, 2014, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.
Other assets consisted of the following:

	November 30, 2014	May 31, 2014
Demonstration equipment	$10,036	$6,659
Net investment in sales-type leases	5,890	7,264
Prepaid expenses and other	3,738	2,978
SERP	3,394	3,418
Income taxes receivable	—	1,831
	$23,058	$22,150
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
Out-of-period Adjustment
During the second quarter of fiscal 2015, we identified $1.3 million of previously recognized revenue which the Company was not entitled to recognize. We determined this adjustment to be immaterial to our current and previously filed financial statements. We have recorded this out-of-period adjustment as a reduction to sales of equipment and other revenues and an increase to accrued expenses for the quarter ended November 30, 2014.

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at November 30, 2014 and May 31, 2014 except for the money market funds that are part of our SERP asset.
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
Our assets measured at fair value on a recurring basis were determined as follows:

	November 30, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$153	$—	$—	$153
Mutual funds	3,241	—	—	3,241
Foreign exchange forward contracts	—	401	—	401
Total assets measured at fair value	$3,394	$401	$—	$3,795

	May 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$323	$—	$—	$323
Mutual funds	3,095	—	—	3,095
Foreign exchange forward contracts	—	9	—	9
Total assets measured at fair value	$3,418	$9	$—	$3,427
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
Restricted Stock Units
A restricted stock unit represents the right to receive one share of our common stock, provided that the vesting conditions are satisfied. The following table represents restricted stock unit activity for the six months ended November 30, 2014:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2014	122	$17.57
Granted	87	15.64
Vested	(71)	17.14
Nonvested at November 30, 2014	138	$16.57
We granted 18 and 87 restricted stock units during the three and six months, respectively, ended November 30, 2014 and 11 and 65 restricted stock units during the three and six months, respectively, ended November 30, 2013. Under the terms of our restricted stock unit agreements, unvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, they are defined as non-participating securities. As of November 30, 2014, we have unrecognized share-based compensation cost of approximately $1,848 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.9 years.
We had 397 and 326 vested restricted stock units as of November 30, 2014 and 2013, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
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
We recorded $361 and $649 of stock-based compensation as part of SG&A expenses for the three and six months ended November 30, 2014 and $381 and $724 of stock-based compensation as part of SG&A expenses for the three and six months ended November 30, 2013.
We receive a tax deduction, included as an excess tax benefit, for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends. The total excess tax benefit realized from dividend payments for vested restricted stock units for the six months ended November 30, 2014 and 2013 was $116 and $131, respectively.
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

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2014 were as follows:

	Balance as of June 1, 2014 (net of amortization)	Additions	Amortization	Balance as of November 30, 2014
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	462	—	(70)	392
	$3,982	$—	$(70)	$3,912
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30, 2014 and May 31, 2014.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following table provides a summary of our intangible assets:

	November 30, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,702)	392
		$2,505	$(1,702)	$803

	May 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,632)	462
		$2,505	$(1,632)	$873
Amortization expense related to intangible assets was $29 and $41 for the three months ended November 30, 2014 and 2013, respectively, and $70 and $82 for the six months ended November 30, 2014 and 2013, respectively.
Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of November 30, 2014:

Year ending May 31,	Future Amortization
2015 (remaining)	$59
2016	118
2017	118
2018	97
2019	—
$392
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at November 30, 2014.
We had $2,843 of borrowings outstanding under the Credit Agreement at November 30, 2014. The weighted average interest rate under the line of credit was approximately 1.25%. There were no borrowings outstanding at May 31, 2014.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	November 30, 2014	May 31, 2014
Gross minimum lease payments receivable	$6,132	$7,543
Less – unearned interest	(242)	(279)
Net investment in sales-type lease receivables	$5,890	$7,264
The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,	Future Payments
2015 (remaining)	$2,489
2016	2,955
2017	653
2018	35
2019	—
$6,132
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
Our equipment pool, based on acquisition cost, consisted of $421,539 of T&M equipment and $38,118 of DP equipment at November 30, 2014 and $421,128 of T&M equipment and $37,911 of DP equipment at May 31, 2014.
Revenues for these operating segments were as follows for the three months ended November 30, 2014 and 2013:

	T&M	DP	Total
2014
Rentals and leases	$28,789	$4,680	$33,469
Sales of equipment and other revenues	25,758	476	26,234
	$54,547	$5,156	$59,703
2013
Rentals and leases	$31,060	$4,145	$35,205
Sales of equipment and other revenues	22,263	408	22,671
	$53,323	$4,553	$57,876
Revenues for these operating segments were as follows for the six months ended November 30, 2014 and 2013:

	T&M	DP	Total
2014
Rentals and leases	$58,038	$9,320	$67,358
Sales of equipment and other revenues	53,233	983	54,216
	$111,271	$10,303	$121,574
2013
Rentals and leases	$61,880	$8,982	$70,862
Sales of equipment and other revenues	46,113	1,069	47,182
	$107,993	$10,051	$118,044
No single customer accounted for more than 10% of total revenues during the six months ended November 30, 2014 and 2013.
Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Revenues: [1]
U.S.	$50,245	$48,911	$101,397	$99,137
Other [2]	9,458	8,965	20,177	18,907
Total	$59,703	$57,876	$121,574	$118,044

ELECTRO RENT CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

	As of
	November 30, 2014	May 31, 2014
Net Long-Lived Assets: [3]
U.S.	$186,155	$188,343
Other [2]	44,588	46,667
Total	$230,743	$235,010

1    Revenues by country are based on the shipping destination.
2    Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
3    Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.
Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and six months ended November 30, 2014 and 2013:

	Three Months Ended November 30,		Six Months Ended November 30,
	2014	2013	2014	2013
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,404	24,331	24,380	24,313
Effect of unvested restricted stock units	4	19	13	27
Diluted shares used in per share calculation	24,408	24,350	24,393	24,340
Net income	$4,795	$5,581	$9,566	$11,278
Earnings per share:
Basic	$0.20	$0.23	$0.39	$0.46
Diluted	$0.20	$0.23	$0.39	$0.46
We did not include 83 shares in the calculation of diluted earnings per share for the three and six months ended November 30, 2014, respectively, and 8 shares in the calculation of diluted earnings per share for the three and six months ended November 30, 2013, respectively, as to do so would be antidilutive.

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
Note 11: Commitments and Contingencies
We are subject to legal proceedings and business disputes involving ordinary routine legal proceedings and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. We are not involved in any pending or threatened legal proceedings that we believe would reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.
Agreement with Keysight Technologies, Inc.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s ("Agilent") new T&M equipment in the U.S. and Canada. As of November 1, 2014, Agilent spun off Keysight, its wholly-owned subsidiary, into a separate publicly traded company. Sales of new T&M equipment represent approximately 65.4% and 65.2% of our sales of equipment and other revenues for fiscal 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Agilent (now Keysight), which expires on May 31, 2015. We have renewed our reseller arrangement four times since we entered into the reseller agreement with Agilent in 2009. If we are unable to renew our reseller agreement with Keysight, or if the terms of any renewal are less favorable to us, our T&M equipment sales business may be materially and adversely affected.
Note 12: Other Income
In the second quarter of fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Note 13: Subsequent Events
On December 3, 2014 our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on January 9, 2015 to shareholders of record as of December 19, 2014.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our financial condition as of November 30, 2014 and May 31, 2014, the results of our operations for the three and six months ended November 30, 2014 and 2013, respectively, and cash flows for the six months ended November 30, 2014 and 2013, respectively. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, to which you are directed for additional information.
Overview
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase that equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc. ("Anritsu"), Rohde & Schwarz Gmbh & Co. KG ("Rohde & Schwarz") and Tektronix Inc. (“Tektronix”) primarily for use by our customers in the aerospace, defense, telecommunications, electronics, and semiconductor industries. Although it represented only approximately 7.6% of our revenues in fiscal 2015, we believe our Data Products ("DP") division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple.
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
We primarily engage in the short-term rental, lease, and sale of state-of-the-art electronic equipment. We maintain an equipment portfolio composed primarily of T&M and DP equipment purchased from leading manufacturers. Another aspect of our business is the sale of equipment after its utilization for rent/lease and the sale of new T&M equipment primarily from Keysight. Under our agreement with Keysight, we have the exclusive right to sell certain new and premium used T&M products and services to small and medium size customers (who previously purchased directly from Keysight) in the United States and Canada. Keysight was a wholly-owned subsidiary of Agilent Technologies, Inc. (“Agilent”), with whom we originally entered into the reseller agreement. On November 1, 2014, Agilent completed its spin off of Keysight into a separate publicly traded company. We have renewed our reseller arrangement four times since we entered into the agreement with Agilent in 2009, and our current agreement is due to expire on May 31, 2015.
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
Our sales force also specializes in configuring new Keysight equipment to sell to our customers that is tailored to the customers' need. These configurations typically start with a base model, which is frequently upgraded through an extensive list of options in order to perform the customer’s specific test or measurement. Once the configuration is determined, it serves as the basis for our orders to Keysight, who builds the product accordingly. We order equipment from Keysight once the customer has placed an order with us. Equipment is typically shipped directly to the customer by Keysight at our request. Occasionally, equipment is shipped to our warehouse prior to delivery to the customer. Inventory held for sale is immaterial and is therefore included in other assets in our consolidated balance sheets. Each order and sales invoice is subject to our standard sales terms and conditions, which include provisions covering equipment delivery delays and warranty services.
During the first six months of fiscal 2015, our revenues increased 3.0% as compared to the first six months of fiscal 2014 primarily due to an increase in our sales of equipment partially offset by a decrease in rental and lease revenue. Although our revenues have increased, our operating profit decreased as a result of a decline in our high margin rental and lease business and growth in our lower margin new equipment sales for the first six months in fiscal 2015 as compared to the same period in fiscal 2014. As of November 30, 2014, our sales order backlog for T&M equipment relating to our resale channel was $9.6 million, a decrease of 14.3% from $11.2 million at November 30, 2013.
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
Profitability and Key Business Trends
Comparing the first six months of fiscal 2015 to the first six months of fiscal 2014, our revenues increased by 3.0% to $121.6 million from $118.0 million, our operating profit decreased 22.7% to $13.7 million from $17.7 million, and our net income decreased 15.2% to $9.6 million from $11.3 million. The decrease in our operating profit is attributable to a 4.9% decrease in our higher margin rental and lease revenues partially offset by a 14.9% increase in our lower margin new equipment sales revenues.
Our rental and lease revenues decreased $3.5 million, or 4.9%, from $70.9 million for the first six months of fiscal 2014 to $67.4 million for the first six months of fiscal 2015. During the first six months of fiscal 2015 and 2014, respectively, 86% and 87% of our rental and lease revenues were derived from T&M equipment. Our T&M rental revenues decreased $3.1 million primarily due to a decrease in demand of $1.9 million, particularly in our North American operations, and a decrease in rental rates of $1.2 million driven by an increase in competition. Our T&M lease revenues decreased by $0.7 million, or 12.7%, as compared to the same period in fiscal 2014. Our rental and lease business is being negatively affected by uncertainty regarding U.S. government spending and by increased competition due to reduced industry demand. Rental and lease revenues in our DP segment increased to $9.3 million, or 3.8%, for the first six months of fiscal 2015 compared to $9.0 million in fiscal 2014.
Our sales of equipment and other revenues increased $7.0 million, or 14.9%, from $47.2 million for the first six months of fiscal 2014 to $54.2 million for the first six months of fiscal 2015. This increase was primarily due to an increase in used equipment sales, essentially due to a large buyout, and an increase in new equipment sales due to an increase in demand, an expansion of our customer base, and access to a wider range of products from Keysight. We will continue to enhance our product offerings and support revenue growth.
Our operating profit decreased 22.7%, or $4.0 million, from $17.7 million for the first six months of fiscal 2014 to $13.7 million for the first six months of fiscal 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $3.0 million less to operating profit, resulting from a $3.5 million, or 4.9%, decrease in rental and lease revenues, offset by a decrease in our costs of rentals and leases of $0.5 million, or 5.1%,while depreciation expense remained stable. Operating profit from sales of equipment and other revenue decreased by $0.3 million as compared to the fiscal 2014 as our sales of equipment and other revenue increased by $7.0 million, or 14.9%, while our costs increased by $7.3 million, or 22.1%. Our SG&A expenses increased $0.7 million, or 2.5%, from $28.9 million for the first six months of 2014 to $29.6 million for the first six months of fiscal 2015.
Some of our key profitability measurements are presented below for the six months ended November 30, 2014 and 2013:

	Fiscal 2015	Fiscal 2014
Net income per diluted common share (EPS)	$0.39	$0.46
Net income (annualized) as a percentage of average assets	6.4%	7.0%
Net income (annualized) as a percentage of average equity	8.3%	9.6%

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

Average acquisition cost of equipment (in millions)	Three Months Ended November 30,			Six Months Ended November 30,
	2014	2013	Change	2014	2013	Change
on rent	$241.0	$245.7	(1.9)%	$236.4	$244.9	(3.5)%
on lease	$36.1	$35.9	0.6%	$36.9	$36.3	1.7%
The decrease in our average equipment on rent in fiscal 2015 is due to a decline in demand in our T&M North American operations, partially offset by increased demand in our T&M European operations. Our average equipment on lease increased slightly as compared to fiscal 2014 as increased demand for DP leases was offset by a decline in T&M lease business resulting in an overall decrease in lease revenue as compared to prior fiscal year.
Average rental rates decreased by 4.0% and 2.0% for the three and six months ending November 30, 2014, respectively, while average lease rates increased by 1.1% and 0.8% for the three and six months ended November 30, 2014, respectively, as compared to the prior fiscal year. Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, increased from 65.6% for the three months ended November 30, 2013 to 66.0% for the three months ended November 30, 2014 while average utilization declined from 65.5% to 64.9%, or 1.0%, for the six months ended November 30, 2013 and 2014, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 34.8% to 39.2% for the three months ended November 30, 2013 and 2014, respectively, while average utilization increased from 37.3% to 38.6% for the six months ended November 30, 2013 and 2014, respectively. The decrease in rental rates is due to increased competition in the marketplace while the increase in lease rates is the result of an increase in demand for DP leases, which generally carry higher rates, while the demand for T&M leases decreased. Our utilization rate fluctuates frequently, and is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.
Comparison of Three Months Ended November 30, 2014 and November 30, 2013
Revenues
Total revenues for the three months ended November 30, 2014 and 2013 were $59.7 million and $57.9 million, respectively. The 3.2% increase in total revenues was due to a 15.7% increase in sales of equipment and other revenues offset by a 4.9% decrease in rental and lease revenues.
Rental and lease revenues for the three months ended November 30, 2014 were $33.5 million, compared to $35.2 million for the same period of the prior fiscal year. This decrease is primarily due to a decrease in rental and lease rates and decrease in demand in our T&M segment. Our rental and lease business is being negatively affected by uncertainty regarding U.S. government spending and by increased competition due to reduced demand. The decrease in T&M rental/lease business was partially offset by an increase in rental and lease revenues in our DP segment driven by an increase in demand.
Sales of equipment and other revenues increased from $22.7 million for the second quarter of fiscal 2014 to $26.2 million for the second quarter of fiscal 2015. Sales of used equipment increased from $7.2 million for the three months ended November 30, 2013 to $9.4 million for the three months ended November 30, 2014. Sales of new equipment also increased from $14.0 million for the three months ended November 30, 2013 to $16.5 million for the three months ended November 30, 2014. We saw an increase in sales of equipment as a result of a large buyout in the second quarter of fiscal 2015, increased demand and expansion of our customer base. Other revenue for the second quarter of fiscal 2015 was negatively impacted by a $1.3 million non-recurring, out-of-period adjustment.
Operating Expenses
Depreciation of rental and lease equipment increased in the second quarter of fiscal 2015 to $14.7 million, or 43.8% of rental and lease revenues, from $14.2 million, or 40.5% of rental and lease revenues, in the second quarter of fiscal 2014. The increased depreciation expense in fiscal 2015 was due to an increase in rental equipment purchases. The depreciation ratio, as a percentage of rental and lease revenues, increased slightly as rental and lease rates decreased while utilization stayed relatively flat.
Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, remained relatively flat at $4.5 million for the three months ended November 30, 2014 compared to $4.8 million the three months ended November, 2013. This expense generally remains stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $19.7 million in the second quarter of fiscal 2015 from $15.7 million in the same period of fiscal 2014. Costs of sales of equipment and other revenues increased as a percentage of sales of equipment and other revenues to 74.9% in the second quarter of fiscal 2015 from 69.2% in the second quarter of fiscal 2014. This increase is primarily due to a greater increase in sales of new T&M equipment, which generally carry a lower margin than used equipment sales, as compared to the increase in used equipment. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales and is impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.
Selling, general and administrative expenses ("SG&A") remained relatively unchanged at $14.6 million and $14.2 million in the second quarter of fiscal 2015 and fiscal 2014, respectively. As a percentage of total revenues, selling, general and administrative expenses decreased to 24.5% in the second quarter of fiscal 2015 from 24.6% in the second quarter of fiscal 2014, due to an increase in our sales of equipment without a commensurate increase in selling, general and administrative expenses.
Other Income
In the second quarter of fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Income Tax Provision
Our effective tax rate remained stable at 37.7% in the second quarter of fiscal 2015 compared to 38.0% in the second quarter of fiscal 2014.
Comparison of Six Months Ended November 30, 2014 and November 30, 2013
Revenues
Total revenues for the six months ended November 30, 2014 and 2013 were $121.6 million and $118.0 million, respectively. The 3% increase in total revenues was due to a 14.9% increase in sales of equipment and other revenues offset by a 4.9% decrease in rental and lease revenues.
Rental and lease revenues for the six months ended November 30, 2014 were $67.4 million, compared to $70.9 million for the same period of the prior fiscal year. Our rental and lease business is being negatively affected by uncertainty regarding U.S. government spending and by increased competition due to reduced industry demand.
Sales of equipment and other revenues increased to $54.2 million for the first six months of fiscal 2015 from $47.2 million in the prior fiscal year. Sales of used equipment, including finance leases, increased to $16.5 million for the six months ended November 30, 2014, compared to $13.3 million for the prior year period, while sales of new equipment also increased to $36.3 million for the six months ended November 30, 2014 compared to $30.7 million for the six months ended November 30, 2013. We saw an increase in sales of equipment as a result of a large buyout in the second quarter of fiscal 2015, increased demand and expansion of our customer base. Other revenue for the first six months of fiscal 2015 was negatively impacted by a $1.3 million non-recurring, out-of-period adjustment.
Operating Expenses
Depreciation of rental and lease equipment for the first six months of fiscal 2015 and 2014 was $28.6 million. While the depreciation expense was flat, the depreciation ratio, as a percentage of rental and lease revenues, increased slightly from 40.4% to 42.4% for the six months ended November 30, 2014 and 2013, respectively, due to an increase in rental equipment purchases.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, remained relatively flat at $9.1 million for the six months ended November 30, 2014 compared to $9.6 million for the six months ended November 30, 2013. This expense generally remains stable as our rental and lease business does not significantly fluctuate from period to period, and our existing infrastructure is capable of handling moderate changes in rental and lease activity.

Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $40.6 million in the first six months of fiscal 2015 from $33.2 million in the same period of fiscal 2014. Costs of sales of equipment and other revenues as a percentage of sales of equipment and other revenues increased to 74.8% in the first six months of fiscal 2015 from 70.4% in the first quarter of fiscal 2014. This increase is primarily due a greater increase in new equipment sales, which generally exhibit lower margins, as compared to the increase in used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales. Our sales margin is also impacted by competition, economic uncertainty, changes in U.S. governmental policies, and customer requirements and funding.
Selling, general and administrative expenses increased slightly to $29.6 million in the first six months of fiscal 2015 from $28.9 million in the same period of fiscal 2014. As a percentage of total revenues, SG&A expenses were stable at 24.4% in the first quarter of fiscal 2015 compared to 24.3% in the first quarter of fiscal 2014.
Other Income
In the second quarter of fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Income Tax Provision
Our effective tax rate was 37.3% in the first six months of fiscal 2015, compared to 36.9% in the first six months of fiscal 2014. The lower effective rate for fiscal 2014 as compared to fiscal 2015 is due to more income being apportioned to states with lower tax rates resulting in a lower effective state rate.
Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we paid for $33.0 million of rental and lease equipment purchases during the first six months of fiscal 2015 compared to $31.8 million during the first six months of fiscal 2014, an increase of 3.8%.
Dividends Paid
We declared dividends of $0.40 per common share amounting to an aggregate of $9.9 million during the first six months of fiscal 2015 and 2014. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be made at the discretion of our board of directors in each quarter, subject to compliance with applicable law.
Cash
The balance of our cash was $5.2 million at November 30, 2014, a decrease of $0.7 million from May 31, 2014, primarily due to a decrease in cash provided by operating activities partially offset by a decrease in cash used in financing activities. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities.
We expect that the level of our cash needs may increase if we increase equipment purchases in response to demand, finance another acquisition, or pursue other opportunities.
Given our historical growth record, and our available line of credit under which we have $22.2 million remaining that we may borrow as of November 30, 2014, we believe that we have ample access to borrowing capacity and that our cash flow from operations and ability to borrow will allow us to continue funding our current and future growth. We may, however, seek to expand our borrowing capacity in order to ensure sufficient resources to quickly respond to strategic growth opportunities.
Cash Flows and Credit Facility
During the first six months of fiscal 2015 and 2014, net cash provided by operating activities was $23.0 million and $26.3 million, respectively. The decrease in net cash provided by operating activities for the first six months of fiscal 2015 was due to a decline in net income and changes in operating assets and liabilities, primarily due to a decrease in in accounts receivable and other assets partially offset by an increase in accrued expenses.
During the first six months of fiscal 2015 and 2014, net cash used in investing activities was $17.1 million and $17.0 million, respectively. The increase in cash used in investing activities for the first six months of fiscal 2015 was primarily due to an increase in proceeds from sale of rental and lease equipment of $1.0 million offset by a $1.2 million increase in payments for purchases of rental and lease equipment.
Net cash used in financing activities was $7.0 million and $11.3 million for the first six months of fiscal 2015 and 2014, respectively. Borrowings under our bank lines of credit were $31.1 million for the first six months of fiscal 2015 compared to $31.5 million for the first six months of fiscal 2014. Payments under our bank lines of credit were $28.2 million for the six months ended November 30, 2014 compared to $33.0 million for the six months ended November 30, 2013.
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
During the first six months of fiscal 2015, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that material information is: (1) gathered and communicated to our management, including our principal executive and financial officers, on a timely basis; and (2) recorded, processed, summarized, reported and filed with the SEC as required under the Securities Exchange Act of 1934, as amended. As of November 30, 2014, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective for their intended purpose described above.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1#	Amendment No. 4 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of January 10, 2015	Filed herewith.

10.2#	Amendment No. 5 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Filed herewith.

10.3#	Amendment No. 6 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ELECTRO RENT CORPORATION

Date:	January 16, 2015	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)