Form 10-Q
period 2015-02-28
ELECTRO RENT CORP
filed 2015-04-09
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 28, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 7, 2015 was 24,105,396.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 28, 2015

EXPLANATORY NOTE
In this report, unless the context indicates otherwise, the terms “Electro Rent,” “Company,” “we”, “us” and “our” refer to Electro Rent Corporation, a California corporation, and its consolidated subsidiaries.
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

Part I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Revenues:
Rentals and leases	$30,252	$32,485	$97,610	$103,347
Sales of equipment and other revenues	26,090	29,531	80,306	76,713
Total revenues	56,342	62,016	177,916	180,060
Operating expenses:
Depreciation of rental and lease equipment	13,844	14,361	42,429	42,975
Costs of rentals and leases, excluding depreciation	4,544	4,493	13,665	14,103
Costs of sales of equipment and other revenues	19,598	21,583	60,161	54,800
Selling, general and administrative expenses	14,692	14,394	44,311	43,299
Total operating expenses	52,678	54,831	160,566	155,177
Operating profit	3,664	7,185	17,350	24,883
Interest income, net	82	106	264	275
Other income	—	—	1,390	—
Income before income taxes	3,746	7,291	19,004	25,158
Income tax provision	1,321	2,754	7,013	9,343
Net income	$2,425	$4,537	$11,991	$15,815
Earnings per share:
Basic	$0.10	$0.19	$0.49	$0.65
Diluted	$0.10	$0.19	$0.49	$0.65
Shares used in per share calculation:
Basic	24,377	24,334	24,355	24,320
Diluted	24,377	24,367	24,355	24,349
Cash dividend declared per share	$0.20	$0.20	$0.60	$0.60
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	February 28, 2015	May 31, 2014
Assets
Cash	$8,133	$5,946
Accounts receivable, net of allowance for doubtful accounts of $592 and $555	32,046	34,970
Rental and lease equipment, net of accumulated depreciation of $241,431 and $237,151	216,841	221,888
Other property, net of accumulated depreciation and amortization of $19,496 and $18,983	13,317	13,122
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,732 and $1,632	773	873
Other assets	27,508	22,150
	$301,727	$302,058
Liabilities and Shareholders' Equity
Liabilities:
Bank borrowings	$—	$—
Accounts payable	7,563	7,279
Accrued expenses	14,625	14,472
Deferred revenue	6,159	7,537
Deferred tax liability	44,259	41,812
Total liabilities	72,606	71,100
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 28, 2015 - 24,104,834; May 31, 2014 - 24,007,709	40,123	39,252
Retained earnings	188,998	191,706
Total shareholders’ equity	229,121	230,958
	$301,727	$302,058
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended February 28,
	2015	2014
Cash flows from operating activities:
Net income	$11,991	$15,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,233	43,922
Remeasurement (gain)/loss on foreign currency	(65)	71
Provision for losses on accounts receivable	394	490
Gain on sale of rental and lease equipment	(10,108)	(10,837)
Stock compensation expense	968	1,036
Excess tax benefit for share-based compensation	(348)	(156)
Deferred income taxes	2,447	(6,506)
Change in operating assets and liabilities:
Accounts receivable	908	197
Other assets	(9,770)	(2,969)
Accounts payable	406	285
Accrued expenses	735	(2,893)
Deferred revenue	(1,295)	(121)
Net cash provided by operating activities	39,496	38,334
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	26,610	24,459
Payments for purchase of rental and lease equipment	(48,674)	(44,723)
Payments for purchase of other property	(899)	(352)
Net cash used in investing activities	(22,963)	(20,616)
Cash flows from financing activities:
Borrowings under bank lines of credit	35,823	43,758
Payments under bank lines of credit	(35,823)	(51,733)
Minimum tax withholdings on share-based compensation	(445)	(11)
Excess tax benefit for share-based compensation	348	156
Payment of dividends	(14,782)	(14,791)
Net cash used in financing activities	(14,879)	(22,621)
Effect of exchange rate changes on cash	533	(285)
Net increase (decrease) in cash	2,187	(5,188)
Cash at beginning of period	5,946	10,402
Cash at end of period	$8,133	$5,214

Interest paid, during the period	$20	$95
Income taxes paid, during the period	$7,999	$18,048
Dividends accrued during the period, not yet paid	$128	$211
Rental equipment acquisitions, not yet paid	$4,564	$2,978
Used equipment sales in accounts receivable and other assets, not yet collected	$6,936	$11,184
Transfers from other assets to rental and lease equipment	$3,011	$2,428
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Revenue Recognition
We generate revenues primarily through the rental and leasing of test and measurement equipment (“T&M”) and personal computer-related data products equipment (“DP”) and through the sale of new and used equipment. Rental revenues comprise short term agreements that can be daily, weekly or monthly. Rental revenues are recognized in the month they are due on the accrual basis of accounting. We lease equipment under both operating and finance lease agreements.
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
Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, net of unearned interest, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary, and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer bases.
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

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
On March 3, 2015, we announced that our reseller agreement with Keysight will not be renewed after its May 31, 2015 expiration date.
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
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $301 and $720, respectively, for the three and nine months ended February 28, 2015 and $233 and $665, respectively, for the three and nine months ended February 28, 2014. SG&A expenses also include shipping and handling costs of $847 and $2,968, respectively, for the three and nine months ended February 28, 2015 and $915 and $2,997 for the three and nine months ended February 28, 2014.
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

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	February 28, 2015	May 31, 2014
Foreign exchange forward contracts	Other assets	$(4)	$9

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended February 28, 2015	Three Months Ended February 28, 2014
Foreign exchange forward contracts	SG&A expenses	$149	$(32)

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Nine Months Ended February 28, 2015	Nine Months Ended February 28, 2014
Foreign exchange forward contracts	SG&A expenses	$659	$(266)
Other Assets
We include demonstration equipment used in connection with our resale activity of $9,581 and $6,659 as of February 28, 2015 and May 31, 2014, respectively, in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life. We also have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.
Other assets consisted of the following:

	February 28, 2015	May 31, 2014
Demonstration equipment	$9,581	$6,659
Net investment in sales-type leases	5,498	7,264
Prepaid expenses and other	2,945	2,978
SERP	3,500	3,418
Income taxes receivable	5,984	1,831
	$27,508	$22,150
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") and the International Accounting Standards Board ("IASB") issued guidance to establish a new, more robust framework for the recognition of revenue related to the transfer of goods and services to customers. This guidance is effective for reporting periods beginning after December 15, 2016, including interim reporting periods thereafter. The impact this guidance will have on the consolidated financial statements has not been determined at this time.
In August 2014, the FASB issued guidance that requires management to evaluate whether there is substantial doubt about the entity's ability to continue as a going concern and, if so, disclose that fact. This guidance is effective for annual periods ending after December 15, 2016, including interim reporting periods thereafter. The new guidance affects disclosures only and will not have a material impact on our consolidated financial position, results of operations or cash flows.
Other Comprehensive Income
Comprehensive income is equivalent to net income for all periods presented.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at February 28, 2015 and May 31, 2014 except for the money market funds that are part of our SERP assets.
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
Our assets measured at fair value on a recurring basis were determined as follows:

	February 28, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$166	$—	$—	$166
Mutual funds	3,334	—	—	3,334
Total assets measured at fair value	$3,500	$—	$—	$3,500

Liabilities
Foreign exchange forward contracts	$—	$4	$—	$4
Total liabilities measured at fair value	$—	$4	$—	$4

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The fair value measures for our SERP assets, which include money market and mutual funds, were derived from quoted market prices in active markets and are included in Level 1 inputs. Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.
Note 4: Equity Incentive Plan
Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. Pursuant to the Equity Incentive Plan, we have granted restricted stock units to directors, officers and key employees.
Restricted Stock Units
Each vested restricted stock unit entitles the holder to be issued one share of common stock. The vested restricted stock units settle into common stock on the earliest of (i) the first January 1st after the fifth anniversary of the grant, (ii) a change of control, or (iii) termination of the holder’s employment or membership on our Board of Directors. Restricted stock units vest according to a vesting schedule determined by the Compensation Committee of our Board of Directors, generally over a one to three year period.
The following table represents restricted stock unit activity for the nine months ended February 28, 2015:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2014	122	$17.57
Granted	87	15.64
Vested	(75)	16.95
Nonvested at February 28, 2015	134	$16.66
We granted 0 and 87 restricted stock units during the three and nine months, respectively, ended February 28, 2015 and 0 and 65 restricted stock units during the three and nine months, respectively, ended February 28, 2014.
Under the terms of our restricted stock unit agreements, nonvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, the restricted stock units are defined as non-participating securities. As of February 28, 2015, we have unrecognized share-based compensation cost of approximately $1,529 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 1.8 years.
We had 401 and 328 vested restricted stock units as of February 28, 2015 and 2014, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Accounting for Share-Based Payments
Accounting guidance requires all share-based payments to employees, including grants of employee stock options, restricted stock and restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation expense is recognized over the period that an employee provides service in exchange for the award, which is approximately three years.
Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock units.
We recorded $319 and $968, respectively, of share-based compensation as part of SG&A expenses for the three and nine months ended February 28, 2015 and $312 and $1,036, respectively, of share-based compensation as part of SG&A expenses for the three and nine months ended February 28, 2014.
We receive a tax deduction for certain restricted stock units on the date the related shares are issued, generally for the excess of the fair value of our common stock at the date of issuance over the fair value of restricted stock units on the date of grant, and dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends and restricted stock units issued. The total excess tax benefit realized for the nine months ended February 28, 2015 and 2014 was $348 and $156, respectively.
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
The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 28, 2015 were as follows:

	Balance as of June 1, 2014 (net of amortization)	Additions	Amortization	Balance as of February 28, 2015
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	462	—	(100)	362
	$3,982	$—	$(100)	$3,882
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 28, 2015 and May 31, 2014.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following tables provide a summary of our intangible assets:

	February 28, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,732)	362
		$2,505	$(1,732)	$773

	May 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,632)	462
		$2,505	$(1,632)	$873
Amortization expense related to intangible assets was $30 and $41 for the three months ended February 28, 2015 and 2014, respectively, and $100 and $129 for the nine months ended February 28, 2015 and 2014, respectively.
Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of February 28, 2015:

Year ending May 31,	Future Amortization
2015 (remaining)	$29
2016	118
2017	118
2018	97
2019	—
$362
Note 6: Borrowings
On November 19, 2013, we entered into a credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25,000 revolving credit facility, including swingline loans and letters of credit, and has a term of three years. We have an option to increase the commitments under the Credit Agreement by up to an additional $25,000, upon our request and subject to the lenders electing to increase their commitments or by means of the addition of new lenders. Borrowings under the Credit Agreement bear interest at a rate equal to, at our election, the applicable rate for a “Eurodollar Loan” or a “CB Floating Rate Loan.” Eurodollar Loan advances accrue interest at a per annum interest rate equal to (i) the quotient (rounded upwards to the next 1/16th of 1%) of (a) the applicable LIBO Rate, divided by (b) one minus the maximum aggregate reserve requirement (expressed as a decimal) imposed under Federal Reserve Board Regulation D (the “Adjusted LIBO Rate”), plus (ii) 0.75%. CB Floating Rate Loan advances accrue interest at a per annum interest rate equal to (i) the higher of (a) JPM’s Prime Rate or (b) the Adjusted LIBO Rate for a one month interest period plus 2.5%, minus (ii) 2.0%. In addition, we pay a commitment fee of 0.10% of the unused amount if the average borrowing under the Credit Agreement is less than or equal to $8,000 on a quarterly basis.
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at February 28, 2015.
We had no borrowings outstanding under the Credit Agreement at February 28, 2015 and May 31, 2014.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	February 28, 2015	May 31, 2014
Gross minimum lease payments receivable	$5,725	$7,543
Less – unearned interest	(227)	(279)
Net investment in sales-type lease receivables	$5,498	$7,264
The following table provides estimated future minimum lease payments receivable related to sales-type leases:

Year ending May 31,	Future Payments
2015 (remaining)	$1,103
2016	3,527
2017	957
2018	138
2019	—
$5,725
Note 8: Segment Reporting and Related Disclosures
Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments in our business: our T&M and DP businesses.
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
Our equipment pool, based on acquisition cost, consisted of $420,771 of T&M equipment and $37,501 of DP equipment at February 28, 2015 and $421,128 of T&M equipment and $37,911 of DP equipment at May 31, 2014.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Revenues for these operating segments were as follows for the three months ended February 28, 2015 and 2014:

	T&M	DP	Total
2015
Rentals and leases	$26,372	$3,880	$30,252
Sales of equipment and other revenues	25,799	291	26,090
	$52,171	$4,171	$56,342
2014
Rentals and leases	$28,793	$3,692	$32,485
Sales of equipment and other revenues	29,221	310	29,531
	$58,014	$4,002	$62,016
Revenues for these operating segments were as follows for the nine months ended February 28, 2015 and 2014:

	T&M	DP	Total
2015
Rentals and leases	$84,410	$13,200	$97,610
Sales of equipment and other revenues	79,033	1,273	80,306
	$163,443	$14,473	$177,916
2014
Rentals and leases	$90,673	$12,674	$103,347
Sales of equipment and other revenues	75,334	1,379	76,713
	$166,007	$14,053	$180,060
No single customer accounted for more than 10% of total revenues during the nine months ended February 28, 2015 and 2014.
Selected country information is presented below:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Revenues: [1]
U.S.	$47,922	$52,638	$149,320	$151,775
Other [2]	8,420	9,378	28,596	28,285
Total	$56,342	$62,016	$177,916	$180,060

	As of
	February 28, 2015	May 31, 2014
Net Long-Lived Assets: [3]
U.S.	$185,283	$188,343
Other [2]	44,875	46,667
Total	$230,158	$235,010

1    Revenues by country are based on the shipping destination.
2    Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total revenues and long-lived assets.
3    Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 28, 2015 and 2014:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2015	2014	2015	2014
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,377	24,334	24,355	24,320
Effect of unvested restricted stock units	—	33	—	29
Diluted shares used in per share calculation	24,377	24,367	24,355	24,349
Net income	$2,425	$4,537	$11,991	$15,815
Earnings per share:
Basic	$0.10	$0.19	$0.49	$0.65
Diluted	$0.10	$0.19	$0.49	$0.65
We did not include 78 shares in the calculation of diluted earnings per share for the three and nine months ended February 28, 2015, respectively, and 5 shares in the calculation of diluted earnings per share for the three and nine months ended February 28, 2014, respectively, as to do so would be antidilutive.

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

Agreement with Keysight Technologies, Inc.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s ("Agilent") new T&M equipment in the U.S. and Canada. As of November 1, 2014, Agilent spun off Keysight Technologies, Inc., its wholly-owned subsidiary that manufactures T&M equipment, into a separate publicly traded company. Sales of new T&M equipment represent approximately 66.8% and 63.1% of our sales of equipment and other revenues for the nine months ended February 28, 2015 and 2014, respectively. Nearly all of our sales of new T&M equipment are in connection with our reseller agreement with Keysight. On March 3, 2015, we announced that our reseller agreement with Keysight will not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement has negatively impacted our stock price, and is expected to significantly and negatively impact our revenue and net profits.
Note 12: Other Income
In the second quarter of fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Note 13: Subsequent Events
On March 4, 2015, our Board of Directors declared a quarterly cash dividend of $0.20 per common share. The dividend will be paid on April 10, 2015 to shareholders of record as of March 20, 2015.
On March 3, 2015, we issued a press release announcing that our Authorized Technology Partner agreement with Keysight Technologies, Inc., formerly a unit of Agilent Technologies Inc., will not be renewed after its May 31, 2015 expiration date. See Note 11: Commitments and Contingencies.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our (a) financial condition as of February 28, 2015 and May 31, 2014, (b) the results of our operations for the three and nine months ended February 28, 2015 and 2014, and (c) cash flows for the nine months ended February 28, 2015 and 2014. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, to which you are directed for additional information.
Overview
We are one of the largest global organizations devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase T&M equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc., Rohde & Schwarz Gmbh & Co. KG and Tektronix Inc. Our customers rent, lease and buy our T&M equipment, and use that equipment primarily in the aerospace, defense, telecommunications, and semiconductor industries.
In addition, although it represented only approximately 7.6% of our revenues for the first nine months of fiscal 2015, we believe our Data Products ("DP") division is one of the largest rental companies in the United States for personal computers and servers from manufacturers including Dell, HP/Compaq, IBM, Toshiba and Apple.
Our Businesses
Our businesses are as follows:

•
Rental and Lease Business. We rent and lease state-of-the-art electronic equipment. We maintain an equipment portfolio comprising T&M and DP equipment purchased from leading manufacturers, which we warehouse in various locations around the world to enable us to serve rental and lease customers.

•
Used Equipment Sales. We sell used T&M and DP equipment that we previously held for rent and lease. Used equipment is sold at substantial discounts compared to new equipment, and provides an economic advantage for customers seeking ownership of used equipment. All of our used equipment has been maintained and serviced by our professional maintenance team, and our customers have confidence in the quality of the used equipment purchased from us.

•
New Equipment Sales. We sell new T&M equipment. We are, through May 31, 2015, an authorized reseller of certain new Keysight (formerly Agilent) T&M products and services to small and medium size customers in the United States and Canada. Substantially all of our new equipment sales were through our Keysight reseller agreement.

On March 3, 2015, we announced that our reseller agreement with Keysight will not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement is expected to materially affect our revenues and net profits. Please see the risk factor in PART II-Section 1A, below, for further discussion about the risks related to the expiration of the Keysight reseller agreement. We are attempting to enter into agreements with other manufacturers of equipment. We do not currently have reseller agreements with any other manufacturers for equipment similar to that included in our Keysight reseller agreement.
Our Sales Strategy
We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have an experienced, highly technical sales force that specializes in all the products and services offered by our company. Our sales force identifies potential customers through coordinated efforts with our marketing organization, which is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the T&M and DP equipment environment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.
Our Equipment Management Strategy
To maximize our overall profitability from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment for our rental pool to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy utilizing our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on an annual basis or more frequently when factors indicating potential impairment are present.
Foreign Operations and Hedging
Due to our foreign operations, we have revenue, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan. We only enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations. Fluctuations in the Chinese yuan have not been significant. As a result of these forward contracts, we were able to reduce the impact of foreign currency fluctuations flowing through our operating results during the nine months ended February 28, 2015.
Profitability and Key Business Trends
Following is a summary of certain financial metrics comparing the first nine months of fiscal 2015 to the first nine months of fiscal 2014 that our management deem important indicators of the performance of the Company:

•
our rental and lease revenues decreased by 5.6% to $97.6 million from $103.3 million primarily due to decreases in average T&M equipment on rent and lease and decreases in rates due to competition and the negative effect of a decline in foreign exchange rates;

•	our sales of equipment and other revenues increased by 4.7% to $80.3 million from $76.7 million primarily due to an increase in new equipment sales as a result of increased demand;

•	our operating profit decreased 30.3% to $17.4 million from $24.9 million primarily due to the decrease in rental and lease revenues;

•	our net income decreased 24.2% to $12.0 million from $15.8 million;

•	our net income per diluted common share (EPS) decreased 25% to $0.49 from $0.65;

•	our net income (annualized) as a percentage of average assets declined to 5.3% from 7.0%; and

•	our net income (annualized) as a percentage of average equity declined to 7.0% from 9.6%.
Comparison of Three Months Ended February 28, 2015 and February 28, 2014
Revenues
Total revenues for the three months ended February 28, 2015 and 2014 were $56.3 million and $62.0 million, respectively. The 9.1% decrease in total revenues was due to a 6.9% decrease in rental and lease revenues and a 11.7% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the three months ended February 28, 2015 were $30.3 million, compared to $32.5 million for the same period of the prior fiscal year as follows:

	Three Months Ended February 28,
	2015	2014
T&M rental and lease revenue	$26,372	$28,793
DP rental and lease revenue	3,880	3,692
	$30,252	$32,485

Our T&M rental and lease revenues decreased by $2.4 million due to a decrease in rates of $2.4 million primarily driven by competition and a change in product mix and included the effect of a decrease in foreign exchange rates of $0.6 million affecting our European and Canadian operations. We also experienced reduced demand in several industries we serve, including telecommunications, semiconductor, and aerospace and defense, the latter having been impacted by sequestration and lower budgets, while our industrial business remained stable.
The decrease in T&M rental and lease business was partially offset by a $0.2 million increase in DP rental and lease revenues primarily due to increase in demand while rates remained consistent to fiscal 2014.
Sales and Other Revenues
Sales of equipment and other revenues decreased from $29.5 million for the third quarter of fiscal 2014 to $26.1 million for the third quarter of fiscal 2015 as follows:

	Three Months Ended February 28,
	2015	2014
Sales of new equipment	$17,273	$17,609
Sales of used equipment and other revenues	8,817	11,922
	$26,090	$29,531
The decrease in sales of equipment and other revenues in third quarter of fiscal 2015 is primarily a result of a weaker demand for sales of used equipment and other revenues as compared to the third quarter of fiscal 2014 and a slight decrease in sales of new equipment. The decrease in sales revenues for used equipment and other revenues is primarily a result of fewer buyouts of equipment on rent and lease during the three months ended February 28, 2015 as compared to the same period in fiscal 2014.
Operating Expenses
Depreciation expense in the third quarter of fiscal 2015 remained relatively consistent to the third quarter of fiscal 2014 at $13.8 million and $14.4 million for the three months ended February 28, 2015 and 2014, respectively. However, the depreciation ratio, as a percentage of rental and lease revenues, increased to 45.8% in the third quarter of fiscal 2015 from 44.2% in the third quarter of fiscal 2014 as T&M rental and lease revenues decreased.
Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, remained flat at $4.5 million for the three months ended February 28, 2015 and 2014. Generally, this expense remains consistent as our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $19.6 million in the third quarter of fiscal 2015 from $21.6 million in the same period of fiscal 2014, which is in line with the decrease in sales revenues. Costs of sales of equipment and other revenues, as a percentage of sales of equipment and other revenues, increased to 75.1% in the third quarter of fiscal 2015 from 73.1% in the third quarter of fiscal 2014. This increase is primarily due to a shift in sales mix favoring new T&M equipment sales, which generally result in lower margins than used equipment sales. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales and is impacted by competition.
SG&A expenses remained relatively consistent at $14.7 million and $14.4 million in the third quarter of fiscal 2015 and 2014, respectively. As a percentage of total revenues, SG&A expenses increased to 26.1% in the third quarter of fiscal 2015 from 23.2% in the third quarter of fiscal 2014, due to a decrease in our revenue without a commensurate decrease in SG&A expenses.
Operating Profit
Our operating profit decreased 49.0%, or $3.5 million, from $7.2 million for the three months ended February 28, 2014 to $3.7 million for the three months ended February 28, 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $1.8 million less to operating profit, resulting from a $2.2 million, or 6.9%, decrease in rental and lease revenues and an increase in our costs of rentals and leases, excluding depreciation of $0.1 million, or 1.1%, offset by $0.5 million, or 3.6%, decrease in depreciation expense. Operating profit from sales of equipment and other revenues decreased by

$1.4 million as compared to fiscal 2014 as our sales of equipment and other revenues decreased by $3.4 million, or 11.7%, while our related costs decreased by $2.0 million, or 9.2%. The greater decrease in revenues as compared to decrease in costs is due to a decrease in used equipment and other revenues, which generally result in higher margins, while our lower margin new equipment sales declined slightly. Our SG&A expenses increased $0.3 million, or 2.1%, from $14.4 million for the three months ended February 28, 2014 to $14.7 million the three months ended February 28, 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Three Months Ended February 28,
	2015	2014	Change
T&M	$256.9	$256.3	0.2%
DP	$11.9	$10.7	11.9%
Average T&M acquisition cost of equipment on rent and lease for the three months ended February 28, 2015 remained relatively consistent as compared to fiscal 2014 level. Average DP acquisition cost of equipment increased due to increased demand for DP products.
Average Rental and Lease Rates
Average T&M rental and lease rates decreased by 8.3% while the average DP rental and lease rates decreased by 2.8% for the three months ending February 28, 2015 as compared to the prior fiscal year. The decrease in T&M rates is due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and a change in product mix. The decrease in DP rates is the result of our efforts to stay competitive in the marketplace.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, increased from 62.9% for the three months ended February 28, 2014 to 64.9% for the three months ended February 28, 2015. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 32.7% to 35.8% for the three months ended February 28, 2014 and 2015. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.
Income Tax Provision
Our effective tax rate decreased to 35.3% in the third quarter of fiscal 2015 from 37.8% in the third quarter of fiscal 2014. The decrease is due to a decline in pretax income relative to the levels of permanent tax differences during the third quarter of fiscal 2015.

Comparison of Nine Months Ended February 28, 2015 and February 28, 2014
Revenues
Total revenues for the nine months ended February 28, 2015 and 2014 were $177.9 million and $180.1 million, respectively. The 1.2% decrease in total revenues was due to a 5.6% decrease in rental and lease revenues offset by a 4.7% increase in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the nine months ended February 28, 2015 were $97.6 million, compared to $103.3 million for the same period of the prior fiscal year as follows:

	Nine Months Ended February 28,
	2015	2014
T&M rental and lease revenue	$84,410	$90,673
DP rental and lease revenue	13,200	12,674
	$97,610	$103,347
Our T&M rental and lease revenues decreased by $6.3 million primarily due to a decrease in rental rates of $3.9 million and a decrease in average equipment on rent and lease of $2.4 million, particularly in our North American operations. The decrease in rates was primarily driven by competition and a change in product mix and included the effect of a decrease in foreign exchange rates of $1.1 million affecting our European and Canadian operations. We also experienced reduced demand in several industries we serve, including telecommunications, semiconductor, and aerospace and defense, the latter having been impacted by sequestration and lower budgets, while our industrial business remained stable.
The decrease in T&M rental and lease business was partially offset by a $0.5 million increase in DP rental and lease revenues primarily due to increase in demand.
Sales and Other Revenues
Sales of equipment and other revenues increased to $80.3 million for the first nine months of fiscal 2015 from $76.7 million in the prior fiscal year as follows:

	Nine Months Ended February 28,
	2015	2014
Sales of new equipment	$53,613	$48,345
Sales of used equipment and other revenues	26,693	28,368
	$80,306	$76,713
The increase in sales of equipment and other revenues for the nine months ended February 28, 2015 as compared to fiscal 2014 was primarily the result of an increase in sales of new equipment, while sales of used equipment remained relatively consistent. Other revenues decreased primarily as a result of a $1.3 million non-recurring, out-of-period adjustment to other revenues recognized in the second quarter of fiscal 2015.
Operating Expenses
Depreciation of rental and lease equipment for the first nine months of fiscal 2015 and 2014 remained relatively consistent at $42.4 million and $43.0 million, respectively. While the depreciation expense was flat, depreciation as a percentage of rental and lease revenues increased from 41.6% to 43.5% for the nine months ended February 28, 2014 and 2015, respectively, due to an increase in rental equipment purchases and a decrease in rental and lease revenues.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, remained relatively consistent at $13.7 million for the nine months ended February 28, 2015 compared to $14.1 million for the nine months ended February 28, 2014. Generally, this expense remains consistent as our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $60.2 million in the first nine months of fiscal 2015 from $54.8 million in the same period of fiscal 2014. Costs of sales of equipment and other revenues as a percentage of sales of equipment and other revenues increased to 74.9% in the first nine months of fiscal 2015 from 71.4% in fiscal 2014. This increase was primarily due a decline in margins of used equipment sales and a significant increase in new equipment sales, which generally result in lower margins. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales and is also impacted by competition.
SG&A expenses increased to $44.3 million in the first nine months of fiscal 2015 from $43.3 million in the same period of fiscal 2014 in part due to costs associated with the implementation of the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013 Framework. As a percentage of total revenues, SG&A expenses increased to 24.9% for the first nine months of fiscal 2015 compared to 24.0% for the first nine months of fiscal 2014.
Operating Profit
Our operating profit decreased 30.3%, or $7.5 million, from $24.9 million for the first nine months of fiscal 2014 to $17.4 million for the first nine months of fiscal 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $4.8 million less to operating profit, resulting from a $5.7 million, or 5.6%, decrease in rental and lease revenues, offset by a decrease in our costs of rentals and leases, excluding depreciation of $0.4 million, or 3.1%, and a $0.5 million, or 1.3%, decrease in depreciation expense. Operating profit from sales of equipment and other revenues decreased by $1.8 million as compared to fiscal 2014 as our sales of equipment and other revenues increased by $3.6 million, or 4.7%, while our related costs increased by $5.4 million, or 9.8%. The greater increase in costs as compared to revenues is primarily due to an increase in new equipment sales, which generally result in lower margins, while our higher margin used equipment and other revenues decreased slightly. Our SG&A expenses increased $1.0 million, or 2.3%, from $43.3 million for the first nine months of 2014 to $44.3 million for the first nine months of fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Nine Months Ended February 28,
	2015	2014	Change
T&M	$258.2	$264.6	(2.4)%
DP	$12.7	$11.7	8.4%
Average T&M acquisition cost of equipment on rent and lease for the nine months ended February 28, 2015 decreased as compared to fiscal 2014 due to a decline in demand in our T&M North American operations, partially offset by an increase in demand in our T&M European operations. Our average DP equipment on rent and lease for the nine months ended February 28, 2015 increased as compared to fiscal 2014 due to an increase in demand for DP products.
Average Rental and Lease Rates
Average T&M rates decreased by 4.4% for the nine months ending February 28, 2015 while average DP rates decreased by 2.5% for the nine months ended February 28, 2015 as compared to the prior fiscal year. The decrease in T&M rental rates is due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and a change in product mix. The decrease in DP rates is the result of our efforts to stay competitive in the marketplace.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, remained flat at 64.8% and 64.7% for the nine months ended February 28, 2014 and 2015, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 35.9% to 37.5% for the nine months ended February 28, 2014 and 2015, respectively. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, and sales of used equipment.

Other Income
In the second quarter of fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Income Tax Provision
Our effective tax rate remained relatively consistent at 36.9% in the first nine months of fiscal 2015, compared to 37.1% in the first nine months of fiscal 2014.
Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been for purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we paid for $48.7 million of rental and lease equipment purchases during the first nine months of fiscal 2015 compared to $44.7 million during the first nine months of fiscal 2014, an increase of 8.8%.
Dividends Paid
We declared dividends of $0.60 per common share amounting to an aggregate of $14.8 million during the first nine months of fiscal 2015 and 2014. Payment of future dividends is in the discretion of our Board of Directors and depends on sales, profitability and other performance metrics of the Company, subject to compliance with applicable law.
Cash
The balance of our cash was $8.1 million at February 28, 2015, an increase of $2.2 million from May 31, 2014, due to cash provided by operating activities of $39.5 million partially offset by cash used in financing activities of $23.0 million and cash used in investing activities of $14.9 million. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders and to take advantage of strategic acquisitions and new customer opportunities. No strategic acquisitions are currently planned.
Cash Flows and Credit Facility
During the first nine months of fiscal 2015 and 2014, net cash provided by operating activities was $39.5 million and $38.3 million, respectively. The increase of $1.2 million in net cash provided by operating activities for the first nine months of fiscal 2015 was primarily due to a decrease in cash paid for income taxes in fiscal 2015 as compared to fiscal 2014 offset by a decrease in net income and changes in working capital.
During the first nine months of fiscal 2015 and 2014, net cash used in investing activities was $23.0 million and $20.6 million, respectively. The increase in cash used in investing activities for the first nine months of fiscal 2015 was primarily due to an increase in payments for purchases of rental and lease equipment of $4.0 million partially offset by a decrease in proceeds from sale of rental and lease equipment of $2.2 million.
Net cash used in financing activities was $14.9 million and $22.6 million for the first nine months of fiscal 2015 and 2014, respectively. Borrowings under our bank lines of credit were $35.8 million for the first nine months of fiscal 2015 compared to $43.8 million for the first nine months of fiscal 2014. Payments under our bank lines of credit were $35.8 million for the nine months ended February 28, 2015 compared to $51.7 million for the nine months ended February 28, 2014.
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
During the first nine months of fiscal 2015, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

Item 4.	Controls and Procedures.
We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in this report is: (1) accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure; and (2) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.
As of February 28, 2015, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective for their intended purpose described above.
There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act), known to our Chief Executive Officer or our Chief Financial Officer, that occurred during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. - OTHER INFORMATION

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
The expiration of the Keysight reseller agreement on May 31, 2015 will significantly and negatively impact our revenue and net profits. There is no assurance that we will be able to replace the Keysight reseller arrangement with other reseller arrangements or that we will retain our key sales employees.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s (“Agilent”) new T&M equipment in the U.S. and Canada. As of November 1, 2014, Agilent spun off Keysight Technologies, Inc. ("Keysight"), its wholly-owned subsidiary that manufactures T&M equipment, into a separate publicly traded company. Sales of new Keysight equipment represented approximately 29.8%, 26.5% and 29.0% of our gross revenue for the nine months ended February 28, 2015 and fiscal 2014 and 2013, respectively. On March 3, 2015, we announced that our reseller agreement with Keysight will not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement has negatively impacted our stock price, and is expected to significantly and negatively impact our revenue and net profits. In a risk factor titled, “If we are unable to renew our reseller agreement with Keysight when it expires on May 31, 2015 on acceptable terms, it could have a material adverse effect on our operating results and stock price” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2014, we identified the risks to our operating results and business if the reseller agreement with Keysight was not renewed upon its expiration on May 31, 2015. We are attempting to enter into agreements with other manufacturers of equipment so that we can replace some of the revenue associated with our Keysight reseller agreement. There can be no assurance that we will be able to enter into arrangements with other equipment manufacturers, or if we are able to do so that we will replace all or any portion of the revenue from the Keysight reseller agreement with relationships with the other manufacturers. There is also no assurance that we will be able to retain our key sales personnel, the loss of which may impact our ability to support agreements with other equipment manufacturers. If we are unable to effectively manage the expiration of the Keysight reseller agreement, enter into arrangements with other equipment manufacturers or retain our key sales employees, our operating results and stock price may be further materially and adversely affected.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

10.1#	Amendment No. 7 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Filed herewith.

10.2#	Amendment No. 8 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of March 30, 2015	Filed herewith.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Filed herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Filed herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ELECTRO RENT CORPORATION

Date:	April 9, 2015	/s/ Craig R. Jones
Craig R. Jones Vice President and Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)