Form 10-K
period 2015-05-31
ELECTRO RENT CORP
filed 2015-08-13
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington DC 20549

 FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended May 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates, computed on the basis of the closing price as reported on the Nasdaq market as of November 30, 2014, was $213,460,752. Shares of common stock held by executive officers, directors and by persons who own 10% or more of the outstanding common stock of the registrant have been excluded for purposes of the foregoing calculation. This does not reflect a determination that such persons are affiliates for any other purpose.
Number of shares of the registrant’s common stock outstanding as of August 13, 2015: 24,108,816.
DOCUMENTS INCORPORATED BY REFERENCE
Part III of this Annual Report on Form 10-K incorporates by reference certain information contained in the Proxy Statement for the registrant's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.

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
Some of the risks and uncertainties that may cause our actual results, performance or achievements to differ materially from those expressed or implied by forward-looking statements include the following: Common Stock price fluctuations, fluctuations in operating results (including as a result of changing economic conditions), risks associated with technology changes, risks associated with customer solvency, competition, risks associated with international operations, risks associated with our manufacturers and suppliers, dependence on key personnel, control by management and others, risks associated with possible acquisitions and new business ventures and anti-takeover provisions. For further discussion of these and other factors that may impact our future operations, see Item 1A. “Risk Factors”; Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and Item 7A. “Quantitative and Qualitative Disclosure about Interest Rates and Currency Rates,” in this report, and our other filings with the Securities and Exchange Commission.
This Annual Report on Form 10-K and all subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section. We do not undertake any obligation to update our forward-looking statements to reflect events or circumstances after the date of this report, except as required by law.

PART I
Item 1. Business.
We are a global organization devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase T&M equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc. ("Anritsu"), Rohde & Schwarz Gmbh & Co. KG ("Rohde") and Tektronix Inc ("Tektronix"). Our customers rent, lease and buy our T&M equipment, and use that equipment primarily in the aerospace and defense, telecommunications, electronics, industrial and semiconductor markets.
In addition, although it represented only approximately 8.3% of our revenues in fiscal 2015, our Data Products ("DP") division is a large United States rental company offering personal computers from manufacturers including Dell, HP, IBM, Toshiba and Apple.
The Electro Rent Approach. For the most part, customers who rent, purchase, or lease equipment from us place orders through our inside sales force, which has access to our proprietary computer system that we update in real time for equipment availability and pricing. In the case of rentals and some leases, we use a pool of equipment we have previously purchased for that purpose, or we may add equipment to that pool to fill a lease or rental order if the addition makes economic sense. Our equipment fulfillment team typically can arrange delivery of equipment from our pool to our customers within one or two days of a request. Most of our equipment is technically complex and must be tested and serviced when returned to us. We do most of that testing in house, using a team of experienced technicians and our state of the art calibration laboratory.
Although our customers respond to equipment pricing and availability in making their decisions to choose to work with us, we believe that our success also depends on other factors:

•
Customer Service. Our customer service responsiveness and expert technical staff provide us with a key competitive advantage. Our resale channel for T&M equipment in the United States and Canada has enabled us to substantially expand the number and technical expertise of our T&M sales force which, at approximately 100 persons worldwide, is already the largest among our principal competitors.

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

•
Global Platform. We have locations in North America, Asia and Europe. Our size and reach may appeal to multinational customers and assists us in maximizing our equipment utilization and equipment pool management across different geographic markets. The majority of our rental equipment not out on rent is located at our Van Nuys, California warehouse and is compliant with ISO9001:2008 (DEKRA certification), ISO17025:2005 (A2LA accreditation) and ANSI/NCSLI Z540.3-2006 (A2LA accreditation). We also service our customers through sales offices and calibration and service centers in the United States, Canada, China and Belgium, which are linked by a proprietary on-line computer system. These centers also function as depots for the sale of used equipment.

•
Multichannel Offerings. Our business offers customers a single source for their equipment needs, whether they want to rent, lease or buy new or used equipment. We believe that we offer the greatest breadth of acquisition options in the industry, allowing our customers to match the appropriate option to their usage and capital needs, budget and other factors, such as accounting rules and regulatory requirements. In addition, spreading costs over multiple channels allows us to maintain the largest sales force among our principal competitors, which in turn broadens and deepens our customer contacts and provides them more technical strength and assistance.

•
Equipment Management. To maximize our overall profit, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment to meet current and anticipated customer demand and stay abreast of current technical standards. We sell our used equipment when we believe that is the most lucrative option. We employ a complex equipment management strategy and our proprietary PERFECT software to adjust our equipment pool and pricing in order to maximize equipment availability, utilization and profitability. Our PERFECT software is designed to provide real time pricing and availability on our global equipment pool, ensure rapid order fulfillment and improve overall customer service.

Our Sales Strategy. We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have an experienced, highly technical sales force that specializes in all the products and services offered by our company. Our sales force identifies potential customers through coordinated efforts with our marketing organization, which is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the T&M and DP equipment environment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.
We sell new T&M equipment and, through May 31, 2015, we were an authorized reseller of certain new Keysight T&M products and services to small and medium size customers in the United States and Canada. Sales of new T&M equipment represented approximately 66.8%, 63.5% and 66.8% of our sales of equipment and other revenues for fiscal 2015, 2014 and 2013, respectively. Substantially all of our new equipment sales for the years ended May 31, 2015 and 2014 were generated through our Keysight reseller agreement. On March 3, 2015, we announced that our reseller agreement with Keysight would not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement is expected to materially affect our revenues and net profits. Please see the risk factor in PART I-Section 1A, below, for further discussion about the risks related to the expiration of the Keysight reseller agreement.
We are now entering into reseller agreements with other T&M equipment manufacturers, which we could not represent while we operated under the Keysight reseller agreement. In the first quarter of fiscal 2016, after the period covered by this report, we entered into agreements with other manufacturers of equipment, including Anritsu and ART-Fi SAS.
Competition. We face different competition based on industry sector and geography. For T&M equipment, the North American market generates in excess of $300 million of rental and lease revenue annually. The market is characterized by intense competition from several large competitors, and no single competitor holds a dominant market share in North America. Our primary competitors in this market include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC, and Microlease plc. In Europe, we compete for T&M rental business with Microlease plc and Livingston Group Ltd, which was acquired by Microlease in November, 2014. In Asia, we compete with a number of local operators. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In selling used equipment, we may also compete with sales of new equipment by our suppliers, including Keysight, Rohde, Tektronix and Anritsu, and their other distributors.
For our DP division, the market for the lease and rental of computers is highly fragmented. Our principal competitors in this area include SmartSource Rentals ("SmartSource"), Rentex Inc. ("Rentex"), Rentfusion Corporation ("Rentfusion") and Vernon Computer Source. The computer rental market has been characterized by intense competition that has led to industry consolidation in recent years. SmartSource, our largest competitor in this market, has expanded primarily due to its numerous acquisitions. While we have focused on the rental of large quantities of computers to unique customers, SmartSource concentrates more on audio visual and trade show technology rentals.
Competition in our industry is concentrated on price. Our competitors engage in aggressive pricing for both rentals and sales. In order to maintain or increase our market share, we may choose to lower our prices, resulting in lower revenues and decreased profitability. In addition to price, we compete on the breadth of our product offerings, extensive sales channels, experienced customer and technical support and proprietary equipment management systems as outlined under “The Electro Rent Approach” above.
Our Backlog. At May 31, 2015, we had a sales order backlog for new Keysight T&M equipment of $12.4 million, compared to $10.7 million at May 31, 2014 and $7.6 million at May 31, 2013. The increase in backlog is primarily due an increase in demand. The Keysight agreement expired on May 31, 2015. The majority of the backlog is expected to be delivered to customers within the next six months.
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

International Operations. We conduct rental, leasing and sales activity in foreign countries, which in the aggregate accounted for approximately 15.9% of our revenues in 2015, 15.5% in 2014 and 14.9% in 2013. Selected financial information regarding our international operations is presented below:

Fiscal Year ended May 31, (in thousands)	2015	2014	2013
Revenues: [1]
U.S.	$200,323	$203,806	$211,745
Other [2]	38,006	37,331	36,986
Total	$238,329	$241,137	$248,731

As of May 31, (in thousands)	2015	2014	2013
Net Long Lived Assets: [3]
U.S.	$197,514	$188,343	$198,956
Other [2]	47,277	46,667	49,726
Total	$244,791	$235,010	$248,682

[1]	Revenues by country are based on the shipping destination.

[2]	Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total consolidated revenues and net long-lived assets.

[3]	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.
For risks relating to our international operations, see “Item 1A. Risk Factors – Risks Associated with International Operations.”
Segment Information. The following table shows, for each of the last three fiscal years, revenues from rentals and leases and sales of equipment and other revenues for our T&M and DP operating segments:

Fiscal Year ended May 31, (in thousands)	T&M	DP	Total
2015
Rentals and leases	$111,327	$17,928	$129,255
Sales of equipment and other revenues	107,270	1,804	109,074
Segment and consolidated total	$218,597	$19,732	$238,329
2014
Rentals and leases	$120,629	$16,788	$137,417
Sales of equipment and other revenues	101,898	1,822	103,720
Segment and consolidated total	$222,527	$18,610	$241,137
2013
Rentals and leases	$120,846	$15,745	$136,591
Sales of equipment and other revenues	109,700	2,440	112,140
Segment and consolidated total	$230,546	$18,185	$248,731
Depreciation of rental and lease equipment for these operating segments was as follows for the fiscal year ended May 31:

	2015	2014	2013
T&M	$52,278	$52,652	$52,692
DP	4,167	4,382	4,103
Segment and consolidated total	$56,445	$57,034	$56,795
Amortization expense is not material and is included in SG&A expenses.

We consider the marginal contribution as our measure of segment profit or loss. The marginal contribution is calculated as operating revenue less operating costs and variable SG&A expenses. Marginal contribution for these operating segments was as follows for the fiscal year ended May 31:

	2015	2014	2013
T&M	$50,410	$58,924	$62,350
DP	6,914	5,962	5,896
Total marginal contribution of operating segments	57,324	64,886	68,246
Deduct:
Fixed SG&A expenses	34,396	32,747	31,535
Add:
Interest income, net	332	387	402
Other income	1,390	—	—
Consolidated income before income taxes	$24,650	$32,526	$37,113
For additional financial information about our segments, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.
Seasonality. Regardless of the overall economic outlook domestically and globally, December, January and February typically reflect lower rental activity. In addition, because February is a short month, revenue billing in that month is reduced. The seasonal spending patterns of our customers are also affected by factors such as weather, holiday and vacation considerations, and fiscal budgetary cycles.
Other Information. During fiscal 2015, 2014 and 2013, Keysight equipment accounted for approximately 70.7%, 65.6% and 74.0%, respectively, of our new equipment purchases. No other vendor accounted for more than 10% of such purchases.
No single customer accounted for more than 10% of our total revenues during fiscal 2015, 2014 or 2013.
We do not derive any significant portion of our revenues from direct United States government contracts.
We have no material patents, trademarks, licenses, franchises or concessions.
At May 31, 2015, we employed approximately 410 individuals. None of our employees are members of a labor union or are subject to collective bargaining agreements, except in China, where we have 19 employees. We believe that our employee relations are satisfactory.
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
Item 1A. Risk Factors.
Please carefully consider the following discussion of various risks and uncertainties, as well as the other information in this report and in other reports and documents that we file with the Securities and Exchange Commission, when evaluating our business and future prospects. We believe that the following risk factors are the most relevant to our business, but they are not the only risk factors that we face. Additional risks and uncertainties, not presently known to us, or that we currently see as immaterial, may also occur.  Our business, financial condition and results of operations could be seriously harmed if any of these risks or uncertainties actually occur or materialize. In that event, the market price for our Common Stock could decline, and our shareholders may lose all or part of their investment.

COMMON STOCK PRICE FLUCTUATIONS
The price of our Common Stock has fluctuated significantly in the past and may continue to do so in the future.
General Factors. We believe some of the reasons for past fluctuations in the price of our Common Stock have included:

•	announcements of developments related to our business;

•	announcements concerning new products or enhancements in the equipment that we rent, or developments in our relationships with our customers;

•	announcements regarding the expiration of the Keysight reseller agreement and the establishment of new reseller or sales agent arrangements;

•	variations in our revenues, gross margins, earnings or other financial results from investors’ expectations; and

•	fluctuations in results of our operations and general conditions in the economy, our market, and the markets served by our customers.
In addition, prices in the stock market in general have been volatile in recent years. In many cases, the fluctuations have been unrelated to the operating performance of the affected companies. As a result, the price of our Common Stock could fluctuate in the future without regard to our operating performance.
Future Sales of our Common Stock. Sales of our Common Stock by our officers, directors and employees could adversely and unpredictably affect the price of our shares. Additionally, the price could be affected by even the potential for sales by these persons. In addition to the 24,108,816 shares outstanding as of August 13, 2015, as of such date, up to 507,340 shares of Common Stock may be issued upon conversion of our vested and unvested restricted stock units previously granted under our Equity Incentive Plan.
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
Economic Conditions. Demand for our rental products depends on continued business activity. In recent years, our financial results have been impacted by competitive pressure on rental rates primarily due the lingering effects of the recent credit crisis and economic recession in the U.S. Our customers historically have reduced their expenditures for T&M and DP equipment during economic downturns. Accordingly, when the domestic and/or international economy weakens, demand for our products declines. A large part of our equipment pool is rented or leased to customers in the aerospace and defense, telecommunications, electronics, industrial and semiconductor markets. Uncertainly in U.S. or global economy, or in one or more of specific markets we serve, may result in lower demand and increased pressure on prices and gross profit.
While the U.S. economy has emerged from the recession, if the economy experiences another recession, reduced demand for our rental products could increase price competition and could have a material adverse effect on our revenue and profitability.
We continue to focus on remaining profitable in the current conditions, as well as being prepared for the possibility that recessionary trends may return in future periods.
Other Factors. Our quarterly operating results are subject to fluctuation based on a wide variety of factors. Other factors that may affect our operating results from one quarter to another include:

•	changes in customer demands and/or requirements;

•	changes in pricing or maintenance policies of equipment manufacturers;

•	price competition from other rental, leasing and finance companies;

•	the timing of new product announcements and launches;

•	mix of rental versus resale revenues;

•	changes in interest rates;

•	changes in product delivery dates;

•	currency fluctuations and other risks of international operations; and

•	changes and reductions to government spending that could negatively impact our customers in the aerospace and defense industry.
All or any of these factors and similar factors could result in our operating results differing substantially from our expectations, as well as the expectations of public market analysts and investors, which would likely have a material adverse impact on our stock price.
RISKS ASSOCIATED WITH TECHNOLOGY CHANGES
We serve customers that operate in markets that are characterized by technological change, and accordingly must anticipate and respond to changes in technology in order to maintain competitiveness and successful operations.
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

Introduction of New Products and Services. The markets in which we operate are characterized by changing technology, evolving industry standards and declining prices of certain products. Our operating results will depend to a significant extent on our ability to continue to introduce new products and services and to control and/or reduce costs. Whether we succeed in our new offerings depends on several factors such as:

•	proper identification of customer needs;

•	appropriate control of costs;

•	timely completion and introduction of products and services as compared to our competitors;

•	our ability to differentiate our equipment and services from our competitors; and

•	appropriate pricing and market acceptance of our solutions.
RISKS ASSOCIATED WITH CUSTOMER SOLVENCY
Our customers may face liquidity issues and, if we make poor credit decisions or are unable to collect on contracts with customers, it could have a material adverse effect on our operating results and stock price.
One of the reasons some of our customers find it more attractive to rent or lease electronic equipment instead of owning that equipment is because renting or leasing enables them to deploy their capital elsewhere. However, some of our customers may have liquidity issues and ultimately may not be able to fulfill the terms of their agreements with us. If we are not able to manage credit risk issues, or if a large number of customers have financial difficulties at the same time, our credit losses would increase above historical levels and may become material.
COMPETITION
If we do not compete effectively, we may lose market share and our revenues and profitability may decline.
The equipment rental, leasing and sales business is characterized by intense competition from several large competitors, some of which have access to greater financial and other resources. We face competition from both established entities and new entries in the market. Our primary competitors in the North American T&M rental area include McGrath RentCorp, Continental Resources, Inc., Test Equity LLC and Microlease plc. Internationally, our largest European competitors for rental business are Microlease plc and Livingston Group Ltd., which was acquired by Microlease in November, 2014. These entities also compete with us in leasing T&M equipment, as do banks, vendors and other financing sources. In addition, in equipment sales, we also compete with sales by our suppliers, including Keysight, Anritsu, Rohde and Tektronix, and their other distributors. The market for the lease and rental of computers is highly fragmented, and our principal competitors include SmartSource, Rentex, Rentfusion and Vernon Computer Source.
Our competitors engage in aggressive pricing for both rentals and sales. In order to maintain or increase our market share, we may choose, or be compelled, to lower our prices, resulting in decreased revenues and profitability, which could materially and adversely affect our stock price.
RISKS ASSOCIATED WITH INTERNATIONAL OPERATIONS
Our international operations will continue to be a meaningful portion of our overall revenues and operations in the future. There are risks that are inherent to our international operations and, if we fail to manage them appropriately, we may not meet our revenue expectations or may incur unanticipated expenses, either of which would adversely affect our operations.
Currency Risks. We generated 15.9% of our revenues from activity in foreign countries during the past fiscal year. Our contracts to supply equipment outside of the U.S. are generally priced in local currency. However, our consolidated financial statements are prepared in U.S. dollars. Consequently, changes in exchange rates can unpredictably and adversely affect our consolidated operating results, and could result in exchange losses. Although we use foreign currency forward contracts to mitigate the risks associated with fluctuations in exchange rates, we may not be able to reduce the impact of foreign currency fluctuations flowing through our operating results. Thus, exchange rate fluctuations could have a material adverse impact on our operating results and stock price.
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
We expect that our international operations and the revenues we derive from these activities will continue to be a meaningful portion of our total revenues. If we do not anticipate and respond to the risks associated with international operations, it could have a material adverse effect on our operating results and stock price.
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
About 92% of our equipment portfolio at acquisition cost consists of general purpose T&M instruments purchased from leading manufacturers such as Keysight, Rohde, Anritsu, and Tektronix. The remainder of our equipment pool consists of personal computers, workstations and tablets from Dell, Apple, IBM, Toshiba and HP. We depend on these manufacturers and suppliers for our equipment. If, in the future, we are not able to purchase necessary equipment from one or more of these suppliers on favorable terms, we may not be able to meet our customers’ demands in a timely manner or for a price that generates a profit. Depending on the equipment required, or the customer’s specific requirements, there may not be suitable alternatives from other suppliers. Any inability to acquire equipment would adversely impact our revenues. Similarly, if we cannot increase our pricing commensurate with pricing changes from our customers, our gross profit and income from operations will be adversely impacted.
The expiration of the Keysight reseller agreement on May 31, 2015 will significantly and negatively impact our revenue and net profits. There is no assurance that we will be able to replace the Keysight reseller arrangement with other reseller arrangements or that we will retain our key sales employees.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s (“Agilent”) new T&M equipment in the U.S. and Canada. As of November 1, 2014, Agilent spun off Keysight Technologies, Inc. ("Keysight"), its wholly-owned subsidiary that manufactures T&M equipment, into a separate publicly traded company. Sales of new Keysight equipment represented approximately 29.5%, 26.5% and 29.8% of our gross revenue in fiscal 2015, 2014 and 2013, respectively. On March 3, 2015, we announced that our reseller agreement with Keysight would not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement has negatively impacted our stock price, and is expected to significantly and negatively impact our revenue and net profits. In the first quarter of fiscal 2016, we entered into agreements with other manufacturers of equipment, including Anritsu and ART-Fi SAS, so that we can replace some of the revenue associated with our Keysight reseller agreement. There can be no assurance that we will replace all or a significant portion of the revenue from the Keysight reseller agreement with relationships with other manufacturers. There is also no assurance that we will be able to retain our key sales personnel, the loss of which may impact our ability to support agreements with other equipment manufacturers. If we are unable to effectively manage the arrangements with other equipment manufacturers or retain our key sales employees, our operating results and stock price may be further materially and adversely affected.
DEPENDENCE ON KEY PERSONNEL
If we are unable to recruit and retain qualified personnel, it could have a material adverse effect on our operating results and stock price.
Our success depends in large part on the continued services of our executive officers, our senior managers and other key personnel. T&M equipment and solutions can be highly technical and complex, and typically require customizations to meet specific customer applications and needs. The quality of our customer service and the knowledge of our personnel is a key competitive factor for our business. It is very important that we attract highly skilled personnel to accommodate growth and to replace personnel who leave. Competition for qualified personnel can be intense, especially in technology industries, and there is a limited number of people with the requisite knowledge and experience to market, sell and service our equipment. We must retain and recruit qualified personnel in order to maintain and grow our business.

CONTROL BY MANAGEMENT AND OTHERS
Senior management has significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions.
As of August 13, 2015, our executive officers and directors collectively owned approximately 21.1% of our Common Stock.
As of that date, (i) Mr. Daniel Greenberg, our Chairman and Chief Executive Officer, beneficially owned approximately 19.0% of our outstanding shares of Common Stock, and (ii) one other shareholder controlled 15.9% of our outstanding shares of Common Stock. As long as these shareholders own a significant percentage of our Common Stock, they will be able to exert significant influence over our policies and affairs and may be in a position to determine the outcome of corporate actions requiring shareholder approval. These may include, for example, the election of directors, the adoption of amendments to our corporate documents and the approval of mergers and sales of our assets.
RISKS ASSOCIATED WITH POSSIBLE ACQUISITIONS AND NEW BUSINESS VENTURES
If we fail to accurately assess and successfully integrate any recent or future acquisitions or new business ventures, we may not achieve the anticipated benefits, which could result in lower revenues, unanticipated operating expenses, reduced profitability and dilution of our book value per share.
We could decide to pursue one or more opportunities by acquisition or internal development. Acquisitions and new business ventures, both domestic and foreign, involve many risks, including:

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
Our leasing yields tend to correlate with market interest rates. When interest rates are higher, our leasing terms incorporate a higher financing charge. However, in times of relatively lower interest rates our financing charges also decrease, and some of our customers choose to purchase new equipment, rather than to lease. Lower leasing yields result in lower rental and lease revenues, which could have a material adverse impact on our operating results and stock price.

RISKS ASSOCIATED WITH CHANGES IN GOVERNMENT SPENDING
We have customers in the aerospace and defense industry that derive a significant amount of revenue from the U.S. government. If the U.S. government were to substantially curtail spending for the aerospace and defense industry, it would have a significant negative effect on our revenues and profitability.
The U.S. federal government has implemented significant changes and reductions to government defense spending. In addition, uncertainty resulting from previously announced defense spending reductions and the potential future additional reductions have impacted, and are likely to continue to impact, the manner in which our customers in the aerospace and defense industry make procurement decisions, resulting in reduced demand by such customers in our rental services and resale business. A shift in government priorities to government programs in which our customers do not participate and/or reductions in funding for or the termination of government programs in which our customers do participate, unless offset by other programs and opportunities, could have a material adverse effect on the demand of our services and products and, as a consequence, our revenues, operating results and stock price.
RISKS ASSOCIATED WITH COMPLIANCE WITH RULES AND REGULATIONS
Failure to comply with internal control attestation requirements could lead to loss of public confidence in our financial statements and negatively impact our stock price.
As a public reporting company, we are required to comply with the Sarbanes-Oxley Act of 2002, including Section 404, and the related rules and regulations of the SEC. Compliance with Section 404 and other related requirements has increased our costs and will continue to require additional management resources. We may need to continue to implement additional finance and accounting procedures and controls to satisfy new reporting requirements. While our management concluded that our internal control over financial reporting as of May 31, 2015 was effective, there is no assurance that future assessments of the adequacy of our internal controls over financial reporting will be favorable. If we are unable to obtain future unqualified reports as to the effectiveness of our internal control over financial reporting, investors could lose confidence in the reliability of our internal control over financial reporting, which could adversely affect our stock price.
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
Item 1B: Unresolved Staff Comments.
None.
Item 2. Properties.
We own a building that houses our corporate headquarters and Los Angeles sales office located at 6060 Sepulveda Boulevard, Van Nuys, California. The building contains approximately 84,500 square feet of office space. Approximately 16,000 square feet are currently leased to others and approximately 25,000 square feet are available for lease. Current tenant arrangements provide for all of the leased property to be available for our future needs.
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

As of May 31, 2015, we had sales offices and/or service centers in Los Angeles, Atlanta, Chicago, Dallas, Houston, New York/Newark, San Francisco, Charlotte, Orlando, Seattle and Washington/Baltimore. We have foreign sales offices and warehouses in Toronto, Canada, Mechelen, Belgium, and Beijing and Shanghai in China.
Our facilities aggregate approximately 275,000 square feet as of May 31, 2015. Except for the corporate headquarters, the Wood Dale, Illinois facilities and the Oxnard Street building, each of which we own, all of our facilities are rented pursuant to leases for up to seven years for aggregate annual rentals of approximately $1.2 million in fiscal 2015. Most of our leases provide us with the option of renewing our leases at the end of the initial lease term, at the then-existing fair rental value, for periods of up to five years. We do not consider any rented facility essential to our operations. We consider our facilities to be in good condition, well maintained and adequate for our needs.
Item 3. Legal Proceedings.
We are subject to legal proceedings and business disputes involving ordinary routine legal matters and claims incidental to our business. The ultimate legal and financial liability with respect to such matters generally cannot be estimated with certainty and requires the use of estimates in recording liabilities for potential litigation settlements or awards against us. Estimates for losses from litigation are made after consultation with outside counsel. If estimates of potential losses increase or the related facts and circumstances change in the future, we may be required to record either more or less litigation expense. At May 31, 2015 we are not involved in any pending or threatened legal proceedings that we believe could reasonably be expected to have a material adverse effect on our financial condition, results of operations or cash flows.
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

	Fiscal Year 2015		Fiscal Year 2014
	High	Low	High	Low
First Quarter	$17.37	$14.85	$19.41	$16.31
Second Quarter	15.53	13.27	21.58	17.00
Third Quarter	14.97	12.52	21.25	15.68
Fourth Quarter	13.11	9.97	19.29	14.76
Holders.
There were 308 shareholders of record of our Common Stock at August 13, 2015.
Sales of Unregistered Securities.
We did not make any unregistered sales of our securities in fiscal 2015.
Securities Authorized for Issuance Under Equity Compensation Plans.
The following table provides information as of May 31, 2015 with respect to shares of our Common Stock that may be issued under our 2005 Equity Incentive Plan, all of which were approved by our shareholders:
EQUITY COMPENSATION PLAN INFORMATION

Number of shares of Common Stock to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares of Common Stock remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (c)
—	—	410,970

Stock Repurchases.
We have from time to time repurchased shares of our Common Stock under an authorization from our Board of Directors. Shares repurchased by us are retired and returned to the status of authorized but unissued stock. We did not repurchase any shares during fiscal 2015, 2014 or 2013. We may choose to make additional open market or other purchases of our Common Stock in the future, but we have no commitment to do so.
Dividends.
Since 2007, we have been paying quarterly dividends each January, April, July and October. We paid total dividends of $0.80 per common share (representing a quarterly dividend of $0.20 per common share) for fiscal 2015 and 2014 amounting to an aggregate of $19.7 million and $19.7 million, respectively. In fiscal 2013, we paid dividends of $1.80 per common share (which included a special dividend of $1.00 per common share) amounting to an aggregate amount of $43.8 million. We expect to continue paying a quarterly dividend in future quarters, although the amount and timing of dividends, if any, will be determined by our Board of Directors in each quarter, subject to compliance with applicable laws. During the first quarter of fiscal 2016, after the period covered by this report, our Board of Directors declared a quarterly cash dividend of $0.125 per common share, which was paid on July 10, 2015 to shareholders of record as of June 22, 2015.
Performance Graph.
The graph below compares our total shareholder return with (1) the NASDAQ Composite Index, (2) the Russell 2000 Index, and (3) the composite prices of the companies listed by Value Line, Inc. in its Industrial Services Industry Group. Our Common Stock is listed in both the Russell 2000 Index and the Industrial Services Industry Group. The comparison is over a five year period, beginning May 31, 2010 and ending May 31, 2015. The total shareholder return assumes $100 invested at the beginning of the period in our Common Stock and in each index. It also assumes reinvestment of all dividends.

	2010	2011	2012	2013	2014	2015
Electro Rent Corporation	100	118	112	154	153	103
NASDAQ Composite	100	127	128	158	197	238
Russell 2000	100	130	118	155	181	201
Value Line Industrial Services	100	137	127	158	205	254
Item 6. Selected Financial Data.
(in thousands, except per share amounts)
The following selected consolidated financial data should be read in conjunction with our audited consolidated financial statements and the accompanying notes included in “Item 8. Financial Statements and Supplementary Data” below and other financial and statistical information included in this Annual Report on Form 10-K.

	Fiscal year ended May 31,
	2015	2014	2013	2012 (1)	2011
Operations data:
Revenues	$238,329	$241,137	$248,731	$248,554	$228,729
Costs of revenues and depreciation	156,088	150,078	155,477	159,218	144,582
Selling, general and administrative expenses	59,313	58,920	56,543	53,250	47,412
Operating profit	22,928	32,139	36,711	36,086	36,735
Bargain purchase gain, net (2)	—	—	—	3,435	202
Interest income, net	332	387	402	484	352
Other income	1,390	—	—	—	—
Income before income taxes	24,650	32,526	37,113	40,005	37,289
Income tax provision	9,218	12,118	14,359	14,233	13,533
Net income	$15,432	$20,408	$22,754	$25,772	$23,756
Earnings per share:
Basic	$0.63	$0.84	$0.94	$1.07	$0.99
Diluted	$0.63	$0.84	$0.94	$1.07	$0.99
Shares used in per share calculation:
Basic	24,360	24,325	24,226	23,983	23,974
Diluted	24,378	24,357	24,269	24,152	24,072
Balance sheet data (at end of year):
Total assets	$300,314	$302,058	$318,926	$329,831	$305,927
Bank borrowings	$2,387	$—	$10,000	$—	$—
Shareholders’ equity	$227,978	$230,958	$228,549	$248,131	$240,375
Shareholders’ equity per common share	$9.46	$9.62	$9.52	$10.34	$10.02
Cash dividends declared per common share	$0.80	$0.80	$1.80	$0.80	$0.60

(1)	Includes the post-acquisition operating results and year-end balance sheet information for the assets acquired from Equipment Management Technology, Inc. ("EMT") on August 24, 2011.

(2)
The estimated fair value of the net assets acquired from EMT in fiscal 2012 and Telogy LLC in fiscal 2010 (further adjusted in fiscal 2011) exceeded the acquisition cost, resulting in bargain purchase gains with respect to these transactions.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses our (a) financial condition as of May 31, 2015 and 2014, (b) the results of our operations for the fiscal years ended May 31, 2015, 2014 and 2013, and (c) cash flows for the fiscal years ended May 31, 2015, 2014 and 2013. This discussion should be read in conjunction with the consolidated financial statements and the notes thereto and the other financial and statistical information appearing elsewhere in this Annual Report on Form 10-K.
Statements in the following discussion and throughout this report that are not historical in nature are “forward-looking statements.” Please see “Special Note Regarding Forward Looking Statements” at the beginning of this report.

OVERVIEW
We are a large global organization devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase T&M equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc., Rohde & Schwarz Gmbh & Co. KG and Tektronix Inc. Our customers rent, lease and buy our T&M equipment, and use that equipment primarily in the aerospace and defense, telecommunications, electronics, industrial and semiconductor markets.
In addition, although it represented only approximately 8.3% of our revenues in fiscal 2015, our Data Products ("DP") division is a large United States rental company offering personal computers from manufacturers including Dell, HP, IBM, Toshiba and Apple.
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

•
New Equipment Sales. We sell new T&M equipment. We were, through May 31, 2015, an authorized reseller of certain new Keysight (formerly Agilent) T&M products and services to small and medium size customers in the United States and Canada. Substantially all of our new equipment sales were through our Keysight reseller agreement.

On March 3, 2015, we announced that our reseller agreement with Keysight would not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement is expected to materially affect our revenues and net profits. Please see the risk factor in PART I-Section 1A, above, for further discussion about the risks related to the expiration of the Keysight reseller agreement. In the first quarter of fiscal 2016, after the period covered by this report, we entered into agreements with other manufacturers of equipment, including Anritsu and ART-Fi SAS.
Our Sales Strategy
We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M and DP equipment rental, lease and sales business. We have an experienced, highly technical sales force that specializes in all the products and services offered by our company. Our sales force identifies potential customers through coordinated efforts with our marketing organization, which is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the T&M and DP equipment to determine the right product to rent, lease or sell to the customer to meet the customer’s specific needs.
Our sales force also specializes in configuring new equipment (primarily Keysight thought May 31, 2015) to sell to our customers that is tailored to the customer’s need. These configurations typically start with a base model, which is frequently upgraded through an extensive list of options in order to perform the customer’s specific test or measurement. Once the configuration is determined, it serves as the basis for our orders to the manufacturer, who builds the product accordingly. We order equipment from the manufacturer once the customer had placed an order with us. Equipment is typically shipped directly to the customer by the manufacturer at our request. Occasionally, equipment is shipped to our warehouse prior to delivery to the customer. Inventory held for sale is immaterial and is therefore included in other assets in our consolidated balance sheets. Each order and sales invoice is subject to our standard sales terms and conditions, which include provisions covering equipment delivery delays and warranty services.
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
Foreign Operations and Hedging
Due to our foreign operations, we have revenue, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan. We only enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations. Fluctuations in the Chinese yuan have not been significant. As a result of these forward contracts, we were able to reduce the impact of foreign currency fluctuations flowing through our operating results during fiscal 2015, 2014 and 2013. Please see "Item 7A-Quantitative and Qualitative Disclosures about Market Risk-Changes in Foreign Currencies" for additional information about our exposure to foreign currency exchange risk.
Profitability and Key Business Trends
Following is a summary of certain financial metrics comparing fiscal 2015 to 2014 that our management deems important indicators of the performance of the Company:

•
our rental and lease revenues decreased by 5.9% to $129.3 million from $137.4 million primarily due to decreases in average T&M equipment on rent and lease and decreases in rates due to competition, changes in product mix and the negative effect of fluctuations in foreign exchange rates;

•	our sales of equipment and other revenues increased by 5.2% to $109.1 million from $103.7 million primarily due to an increase in new equipment sales as a result of increased demand;

•	our operating profit decreased 28.7% to $22.9 million from $32.1 million primarily due to the decrease in rental and lease revenues and changes in product mix;

•	our net income decreased by 24.4% to $15.4 million from $20.4 million;

•	our net income per diluted common share (EPS) decreased 25.0% to $0.63 from $0.84;

•	our net income as a percentage of average assets declined to 5.1% from 6.5%; and

•	our net income as a percentage of average equity declined to 6.7% from 8.8%.
Following is a summary of certain financial metrics comparing fiscal 2014 to 2013 that our management deems important indicators of the performance of the Company:

•	our rental and lease revenues increased by 0.6% to $137.4 million from $136.6 million primarily due to increase in rental and lease revenues in our DP segment as a result of increase in rates;

•
our sales of equipment and other revenues decreased by 7.5% to $103.7 million from $112.1 million primarily due to a decline in new equipment sales due to softening in demand in certain markets we serve;

•	our operating profit decreased 12.5% to $32.1 million from $36.7 million primarily due to the decrease in sales of equipment and other revenues;

•	our net income decreased 10.5% to $20.4 million from $22.8 million;

•	our net income per diluted common share (EPS) decreased 10.6% to $0.84 from $0.94;

•	our net income as a percentage of average assets declined to 6.5% from 7.0%; and

•	our net income as a percentage of average equity declined to 8.8% from 9.6%.
As of May 31, 2015, we had a sales order backlog for new Keysight T&M equipment of $12.4 million, compared to $10.7 million as of May 31, 2014 and $7.6 million as of May 31, 2013. The increase in backlog is primarily due to an increase in demand. The Keysight agreement expired on May 31, 2015.

RESULTS OF OPERATIONS
Fiscal 2015 Compared with Fiscal 2014
Revenues
Total revenues for fiscal 2015 and 2014 were $238.3 million and $241.1 million, respectively. The 1.2% decrease in total revenues was due to a 5.9% decrease in rental and lease revenues partially offset by a 5.2% increase in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for fiscal 2015 were $129.3 million, compared to $137.4 million for fiscal 2014 as follows:

	Fiscal Year
	2015	2014
T&M rental and lease revenue	$111,327	$120,629
DP rental and lease revenue	17,928	16,788
	$129,255	$137,417
Our T&M rental and lease revenues decreased by $9.3 million due to a decrease in demand of $3.4 million and a decrease in rates of $5.9 million primarily driven by competition, changes in product mix and currency fluctuations. We experienced reduced demand in several markets we serve, including telecommunications, semiconductor, and aerospace and defense, the latter having been impacted by sequestration and lower budgets, while demand increased in Europe and our China and industrial markets remained stable. The decrease in rates included the impact of a decrease in foreign exchange rates of $1.8 million affecting our European and Canadian revenues.
The decrease in T&M rental and lease revenues was partially offset by a $1.1 million increase in DP rental and lease revenues primarily due to an increase in demand while rates remained consistent to fiscal 2014.
Sales and Other Revenues
Sales of equipment and other revenues increased from $103.7 million in fiscal 2014 to $109.1 million in fiscal 2015 as follows:

	Fiscal Year
	2015	2014
Sales of new equipment	$72,846	$65,813
Sales of used equipment and other revenues	36,228	37,907
	$109,074	$103,720
The increase in sales of new equipment in fiscal 2015 was primarily a result of an increase in demand. The decrease in sales of used equipment and other revenues was primarily a result of a $1.3 million non-recurring, out-of-period adjustment which reduced other revenues.
On March 3, 2015, we announced that our reseller agreement with Keysight would not be renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement is expected to materially affect our sales of new equipment after the period covered by this report.
Operating Expenses
Depreciation expense in fiscal 2015 remained relatively consistent to fiscal 2014 at $56.4 million and $57.0 million, respectively. However, the depreciation ratio, as a percentage of rental and lease revenues, increased to 43.7% in fiscal 2015 from 41.5% in fiscal 2014 as T&M rental and lease revenues decreased.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals, insurance and warehousing costs, remained relatively stable at $18.1 million in fiscal 2015 and $18.3 million in fiscal 2014. Generally, this expense remains consistent as our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, increased to $81.6 million in fiscal 2015 from $74.8 million in fiscal 2014, which is in line with the increase in sales revenues. Costs of sales of equipment and other revenues, as a percentage of sales of equipment and other revenues, increased to 74.8% in fiscal 2015 from 72.1% in fiscal 2014. This increase was primarily due to a shift in sales mix favoring new T&M equipment sales, which generally result in lower margins than used equipment sales, and a decrease in other revenues as a result of the $1.3 million out-of-period adjustment. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales and is impacted by competition.
SG&A expenses remained relatively consistent at $59.3 million and $58.9 million in fiscal 2015 and 2014, respectively. As a percentage of total revenues, SG&A expenses increased to 24.9% in fiscal 2015 from 24.4% in fiscal 2014, due to a decrease in our revenues without a commensurate decrease in SG&A expenses.
Operating Profit
Our operating profit decreased 28.7%, or $9.2 million, from $32.1 million for fiscal 2014 to $22.9 million for fiscal 2015.
As compared to fiscal 2014, our rental and lease business contributed $7.4 million less to operating profit, resulting from a) an $8.2 million, or 5.9%, decrease in rental and lease revenues, b) a decrease in our costs of rentals and leases, excluding depreciation of $0.2 million and c) a $0.6 million decrease in depreciation expense.
As compared to the prior fiscal year, operating profit from sales of equipment and other revenues decreased by $1.4 million as our sales of equipment and other revenues increased by $5.4 million, or 5.2%, while the related costs increased by $6.8 million, or 9.1%. The greater increase in costs as compared to the increase in revenues is primarily due to the $1.3 million out-of-period adjustment which reduced other revenue without a corresponding reduction of costs. Changes in product mix also had a negative impact on the operating profit as new equipment sales, which generally result in lower margins, increased while our higher margin used equipment sales remained stable.
Our SG&A expenses increased $0.4 million, or 0.7%, from $58.9 million for fiscal 2014 to $59.3 million the fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

	Fiscal Year
Average acquisition cost of equipment on rent and lease (in millions)	2015	2014	Change
T&M	$257.6	$264.1	(2.5)%
DP	$13.0	$11.7	11.1%
Average T&M acquisition cost of equipment on rent and lease for fiscal 2015 decreased as compared to fiscal 2014 due to a decline in demand in our T&M North American operations, partially offset by an increase in demand in our European operations. Average DP acquisition cost of equipment on rent and lease increased due to increased demand for DP products.
Average Rental and Lease Rates
Average T&M rental and lease rates decreased by 4.9% while the average DP rental and lease rates decreased by 1.6% in fiscal 2015 as compared to the prior fiscal year. The decrease in T&M rates was due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and changes in product mix. The decrease in DP rates is the result of increased price competition in the marketplace.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased from 64.9% for fiscal 2014 to 64.3% for fiscal 2015. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 35.7% to 38.4% for fiscal 2014 and 2015, respectively. Our utilization rate is impacted by rental and lease demand, new equipment purchases in support of existing and potential business, and sales of used equipment.
Other Income
In fiscal 2015, we recognized other income from a $1.4 million settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Income Tax Provision
Our effective tax rate remained consistent to the prior fiscal year at 37.4% in fiscal 2015 and 37.3% in fiscal 2014.

Fiscal 2014 Compared with Fiscal 2013
Revenues
Total revenues for fiscal 2014 and 2013 were $241.1 million and $248.7 million, respectively. The 3.1% decrease in total revenues was due to a 7.5% decrease in sales of equipment and other revenues partially offset by a 0.6% increase in rental and lease revenues.
Rental and Lease Revenues
Rental and lease revenues for fiscal 2014 were $137.4 million, compared to $136.6 million for fiscal 2013 as follows:

	Fiscal Year
	2014	2013
T&M rental and lease revenue	$120,629	$120,846
DP rental and lease revenue	16,788	15,745
	$137,417	$136,591
For fiscal 2014 and 2013, 88% of our rental and lease revenues were derived from T&M equipment. Our T&M rental and lease revenues decreased $0.2 million due to a decrease in demand of $1.9 million offset by an increase in rental rates of $1.7 million. Rental and lease revenues in our DP segment increased $1.0 million due to an increase in rental and lease rates.
Sales and Other Revenues
Sales of equipment and other revenues decreased from $112.1 million in fiscal 2013 to $103.7 million in fiscal 2014 as follows:

	Fiscal Year
	2014	2013
Sales of new equipment	$65,814	$74,915
Sales of used equipment and other revenues	37,906	37,225
	$103,720	$112,140
This decrease was primarily due to a decline in new equipment sales, which continued to be affected by delays in our customers’ procurement decisions, resulting in decreased demand, particularly in the aerospace and defense sector due to uncertainty regarding U.S. government defense spending. We also saw a softening in the telecommunications and semiconductor manufacturing sectors.
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
Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs, increased to $18.3 million for fiscal 2014 compared to $17.8 million for fiscal 2013, primarily due to higher labor related costs to support growth in our rental and lease business. This expense is not expected to significantly fluctuate from period to period, as only moderate changes are required from time to time to handle changes in rental and lease activity.
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
SG&A expenses increased 4.2% to $58.9 million in fiscal 2014 compared to $56.5 million in fiscal 2013. As a percentage of total revenues, SG&A expenses increased modestly to 24.4% in fiscal 2014 from 22.7% in fiscal 2013. The increase in selling, general, and administrative reflects our continued investment in our overseas operations, the strengthening of our IT and financial infrastructure and the expansion of our sales and marketing organization in support of future opportunities.

Operating Profit
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
Sales of equipment and other revenues decreased $8.4 million, or 7.5%, resulting in a decline of $2.3 million in operating profit. Although our higher margin used equipment sales contributed an additional $1.7 million in revenue, this was offset by a $9.1 million decline in revenue from sales of our lower margin new equipment. The remaining decrease in sales of equipment and other revenues was attributable to a $1.0 million decrease in other revenue.
Our selling, general and administrative expenses increased by 4.2% from $56.5 million in fiscal 2013 to $58.9 million in fiscal 2014, primarily due to our continued investment in our overseas operations, the strengthening of our IT and financial infrastructure and the expansion of our sales and marketing organization in support of future opportunities.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

	Fiscal Year
Average acquisition cost of equipment on rent and lease (in millions)	2014	2013	Change
T&M	$264.1	$268.1	(1.5)%
DP	$11.7	$12.1	(3.3)%
The decrease in our average equipment on rent and lease was due to a decline in demand in our T&M North American operations, in particular in the aerospace and defense sector, partially offset by increased demand in our T&M foreign operations. Our average equipment on lease increased due to higher demand in North American operations.
Average Rental and Lease Rates
Average T&M rental and lease rates increased by 1.1% while the average DP rental and lease rates increased by 13.3% for fiscal 2014 as compared to fiscal 2013. The increase in rates was the result of growth in markets where we realize higher rental rates.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased from 66.9% for fiscal 2013 to 64.9% for fiscal 2014. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 35.6% for fiscal 2013 to 35.7% for fiscal 2014. Our utilization rate is impacted by rental and lease demand, new equipment purchases in support of existing and potential business, and sales of used equipment.
Income Tax Provision
Our effective tax rate was 37.3% for fiscal 2014, compared to 38.7% for fiscal 2013. The decrease for fiscal 2014 was due to more income being apportioned to states with lower tax rates resulting in a lower effective state rate as well as the recognition of certain Belgian tax credits which had no impact in fiscal 2013.
Liquidity and Capital Resources
We have three principal sources of liquidity: cash flows provided by our operating activities, proceeds from the sale of equipment, and external funds that historically have been provided by bank borrowings. We believe that cash, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.
Cash. The balance of our cash was $4.1 million at May 31, 2015, a decrease of $1.9 million from May 31, 2014, primarily due to an increase in payments for purchases of rental and lease equipment of $71.0 million during fiscal 2015 from $58.7 million during fiscal 2014. Outside of our normal operations and equipment purchases, we use our cash to pay dividends to shareholders.

Cash Flows. During fiscal 2015, 2014 and 2013 net cash provided by operating activities was $52.6 million, $49.2 million and $68.9 million, respectively. Operating cash flows for fiscal 2015 increased as compared to fiscal 2014 primarily due to a decrease in income taxes paid of $8.1 million in fiscal 2015 as compared to $23.8 million in fiscal 2014 partially offset by a decline in net income. The decrease in income taxes paid in fiscal 2015 as compared to fiscal 2014 reflects a combination of factors, specifically entering fiscal 2015 with an overpayment, Congress' extension of bonus depreciation and our lower earnings in fiscal 2015.
Operating cash flows for fiscal 2014 decreased as compared to fiscal 2013 primarily due to income taxes paid of $23.8 million in fiscal 2014 as compared to $15.6 million in fiscal 2013, a decline in net income and a decrease in working capital.
During fiscal 2015, 2014 and 2013, net cash used in investing activities was $37.7 million, $23.8 million and $34.1 million, respectively. The increase in net cash used in investing activities in fiscal 2015 as compared to fiscal 2014 was primarily due to an increase in payments for purchases of rental and lease equipment to $71.0 million from $58.7 million in fiscal 2015 and 2014, respectively. Payments for purchase of other property also increased to $1.0 million in fiscal 2015 from $0.4 million in fiscal 2014. The decline in net cash used in investing activities in fiscal 2014 as compared to fiscal 2013 was due, in part, to a decrease in payments for purchase of rental and lease equipment to $58.7 million in fiscal 2014 from $64.1 million in fiscal 2013. Proceeds from sale of rental and lease equipment were $34.3 million in fiscal 2015 compared to $35.2 million in fiscal 2014 and $31.1 million in fiscal 2013.
During fiscal 2015, 2014 and 2013, net cash flows used in financing activities were $17.4 million, $29.5 million and $33.6 million, respectively. These funds used were primarily composed of borrowings and payments under our line of credit of $45.7 million and $43.3 million in fiscal 2015, $56.0 million and $66.0 million in fiscal 2014 and $63.5 million and $53.5 million in fiscal 2013, respectively. We also paid dividends of $19.7 million in fiscal 2015, $19.7 million in fiscal 2014 and $43.8 million in fiscal 2013.
As the following table illustrates, aggregate cash flows from operating activities and proceeds from the sale of used equipment have provided 140% of the funds required for equipment purchases for the three years ended May 31, 2015.

(in thousands)	Fiscal Three Years Ended May 31, 2015	2015	2014	2013
Cash flows from operating activities[1]	$170,735	$52,619	$49,186	$68,930
Proceeds from sale of used equipment	100,604	34,261	35,224	31,119
Total cash flows	271,339	86,880	84,410	100,049
Payments for equipment purchases	(193,720)	(70,954)	(58,678)	(64,088)
Total cash flows as percentage of payments for equipment purchases	140%	122%	144%	156%
1 For the components of cash flows from operating activities see the consolidated statements of cash flows.
Sales of new T&M equipment represented approximately 66.8%, 63.5% and 66.8% of our sales of equipment and other revenues for fiscal 2015, 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment were in connection with our reseller agreement with Keysight. Our reseller agreement with Keysight was not renewed after its May 31, 2015 expiration date. We are entering into reseller agreements and sales agent agreements with other T&M equipment manufacturers, but cannot provide any assurances that our new agreements will replace all or a substantial portion of the new equipment sales revenue that we generated under the Keysight Agreement. The expiration of the Keysight reseller agreement has negatively impacted our stock price, and is expected to significantly and negatively impact our revenue and net profits.
Credit Facilities. We have a $25.0 million revolving bank line of credit, subject to certain restrictions, to meet equipment acquisition needs as well as working capital and general corporate requirements. We borrowed $45.7 million and repaid $43.3 million on our line of credit during fiscal 2015. As of May 31, 2015, we had $2.4 million of borrowings outstanding under the revolving bank line of credit. As of May 31, 2014, we had no borrowings outstanding. As of May 31, 2013, we had $10.0 million of borrowings outstanding. At May 31, 2015, 2014 and 2013, there were no other bank borrowings outstanding or off balance sheet financing arrangements. We are in compliance with all loan covenants.
Capital Expenditures. Our primary capital requirements have been purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of equipment to meet existing and expected customer demands. To meet T&M rental demand, support areas of potential growth for both T&M and DP equipment and to keep our equipment pool technologically up-to-date, we made payments for purchases of $71.0 million of rental and lease equipment during fiscal 2015, $58.7 million in fiscal 2014 and $64.1 million in fiscal 2013. The increase in equipment purchases of 20.9% from fiscal 2014 to fiscal 2015 was due to our efforts to meet expanding customer requirements. The decrease in equipment purchases of 8.4% from fiscal 2013 to fiscal 2014 was due to equipment purchases returning to historical levels after the high payment level in the prior fiscal year.
Dividends. For fiscal 2015 and 2014, we paid dividends of $0.80 per common share amounting to an aggregate of $19.7 million and $19.7 million, respectively. In fiscal 2013, we paid dividends of $1.80 per common share (which included a special dividend of $1.00 per common share) amounting to an aggregate amount of $43.8 million. Payment of future dividends is at the discretion of our Board of Directors and depends on sales, profitability and other performance metrics of the company, subject to compliance with applicable laws.
Inflation. Inflation generally has favorably influenced our results of operations by enhancing the sale prices of our used equipment. However, lower inflation rates and the continued availability of newer, less expensive equipment with similar or better specifications over a period of several years could result in lower relative sale prices for used electronic equipment, which could reduce margins and earnings. Prices of new and used electronic test equipment have not consistently followed the overall inflation rate, while prices of new and used personal computers have consistently declined. Because we are unable to predict the advances in technology and the rate of inflation for the next several years, it is not possible to estimate the impact of these factors on our margins and earnings.
CONTRACTUAL OBLIGATIONS
At May 31, 2015, our material contractual obligations consisted of borrowing under our revolving bank line of credit and operating leases for facilities. We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing the lease at the end of the initial lease term, at the fair rental value, for periods of up to five years. In most cases, we expect that facility leases will be renewed or replaced by other leases in the normal course of business.
The table below presents the expected amount of payments due under our contractual obligations, as of May 31, 2015, but does not reflect changes that could arise after that time:

	Payments due by period
Contractual Obligations (in thousands)	Total	1 year	2-3 years	3-5 years	More than 5 years
Credit agreement	$2,387	$2,387	$—	$—	$—
Facility lease payments, not including property taxes and insurance	1,346	838	508	—	—
Total	$3,733	$3,225	$508	$—	$—
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
Impairment of Long-Lived Assets: The carrying value of equipment held for rental and lease is assessed when circumstances indicate that the carrying amount of equipment may not be recoverable. Recoverability of equipment to be rented and leased is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset.

If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value as described in FASB ASC Topics No. 360, Impairment and Disposal of Long-Lived Assets and No. 820, Fair Value Measurements and Disclosures. Based upon such periodic assessments, no impairments occurred during fiscal 2015, 2014 and 2013.
Goodwill Impairment: Goodwill represents the excess of purchase price over the fair value of net assets acquired. Pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other, goodwill is not amortized but tested annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In connection with the annual impairment test for goodwill, we have elected the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the market approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair values of the affected reporting unit’s goodwill with the carrying amount of that goodwill. We completed the required impairment review at the end of fiscal 2015, 2014 and 2013 and concluded that there were no impairments.
Revenue Recognition—Principal Agent Considerations: In accordance with accounting guidance, through May 31, 2015, we were acting as the principal with respect to sales of new equipment through our resale agreement with Keysight, based on several factors, including: (1) We acted as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product was received by the customer. The product manufacturer was not a party to our customer sales agreements, nor was it referenced in the agreements, and therefore had no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bore back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer was not required to accept returns of equipment from us. We also bore front-end risk of inventory loss in those cases where we acquired products for resale into our inventory prior to shipment to customers. (3) We had full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assumed all credit risk. Accordingly, sales of new equipment through our resale channel were recorded in Sales of Equipment and Other Revenues and the related equipment costs were recorded in Costs of Sales of Equipment and Other Revenues in our consolidated statements of operations.
Income Taxes: We are required to estimate income taxes in each of the jurisdictions in which we operate. Significant judgment is required in determining the provision for income taxes and deferred tax assets and liabilities. This process involves us estimating actual current tax exposure and assessing temporary differences resulting from differing treatment of items, such as depreciation and amortization, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. We then assess the likelihood that our deferred tax assets will be recovered. To the extent management believes that recovery is not likely, we establish a valuation allowance. We determined that a valuation allowance was required in fiscal 2015, 2014 and 2013 of $0.4 million, $0.3 million and $1.1 million, respectively, for our deferred tax asset related to certain foreign net operating loss carry forwards and other related timing differences.
The guidance for uncertain income tax positions provides that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date. The more-likely-than-not threshold represents a positive assertion by us that our company is entitled to the economic benefits of a tax position. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized. There were no uncertain tax positions in fiscal 2015, 2014 and 2013.
OFF BALANCE SHEET TRANSACTIONS
As of May 31, 2015 we did not have any “off-balance-sheet arrangements,” as defined in Item 303(a)(4)(ii) of Regulation S-K.
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
Our borrowings under our commercial credit agreement at May 31, 2015 were $2.4 million. We had no borrowings as of May 31, 2014. As our borrowings outstanding have not been significant, and the interest rate is low, a hypothetical increase in interest rates by 10% would not have a material impact on our financial condition or results of operations.
Changes in Foreign Currencies.
We have wholly owned Chinese and European subsidiaries. In addition, we have revenues, cash and accounts receivable in other foreign currencies, primarily the Canadian dollar. Our international operations subject us to foreign currency risks (i.e., the possibility that the financial results could be better or worse than planned because of changes in foreign currency exchange rates). During fiscal 2010 we began using forward contracts to hedge our economic exposure with respect to assets and liabilities denominated in foreign currencies. Given the extent of our international operations and our hedging, we would not expect a 10% change in foreign currency rates to have a material impact on our financial condition or results of operations. Our net remeasurement gains and losses for fiscal 2015, 2014 and 2013 were not significant. See Note 1 to the consolidated financial statements for additional information about our hedging activities.
Item 8. Financial Statements and Supplementary Data.
See Consolidated Financial Statements beginning on page F-1 of this Annual Report on Form 10-K.
Supplemental Financial Information regarding quarterly results is contained in Note 14—Quarterly Information (Unaudited), in the Notes to our Consolidated Financial Statements of this Annual Report on Form 10-K.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures.
Our disclosure controls and procedures are designed to provide reasonable assurances that material information related to our company is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
As of May 31, 2015, the end of the period covered by this Annual Report on Form 10-K, we have, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this Report were effective at the reasonable assurance level.
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
Our management assessed the effectiveness of our internal control over financial reporting as of May 31, 2015. In making this assessment, our management used the criteria set forth in Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Our management has concluded that, as of May 31, 2015, our internal control over financial reporting was effective based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Electro Rent Corporation
Van Nuys, California

We have audited the internal control over financial reporting of Electro Rent Corporation and subsidiaries (the "Company") as of May 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended May 31, 2015 of the Company and our report dated August 13, 2015 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 13, 2015

Item 9B. Other Information.
Not applicable.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.
Item 11. Executive Compensation.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.
Item 14. Principal Accountant Fees and Services.
The information required by this Item is incorporated by reference to our definitive Proxy Statement with respect to our Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission not later than September 28, 2015.
PART IV
Item 15. Exhibits, Financial Statement Schedules.
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
3. Index to Exhibits.

Exhibit No.	Description of Document	Incorporation by Reference

3.1	Restated Articles of Incorporation, filed October 3, 1984	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

3.2	Certificate of Amendment of Restated Articles of Incorporation, filed October 24, 1988	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

3.3	Certificate of Amendment of Restated Articles of Incorporation, filed October 15, 1997	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 1998.

3.4	Amended and Restated By-laws of Registrant, adopted July 10, 2014	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 16, 2014.

Exhibit No.	Description of Document	Incorporation by Reference
4.1	Form of Common Stock Certificate	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.1*	Electro Rent Corporation Supplemental Executive Retirement Plan	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.2*	Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.3*	Amendment No. 1 to Executive Employment Agreement (Amended and Restated as of July 15, 1992) between Registrant and Daniel Greenberg, dated October 12, 2001	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2003.

10.4*	Amendment No. 2 to the Executive Employment Agreement between Electro Rent Corporation and Daniel Greenberg dated August 13, 2012	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

10.5*	Employment Agreement between Registrant and Steven Markheim, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

10.6*	Amendment No. 1 to the Executive Employment Agreement between Electro Rent Corporation and Steven Markheim dated August 13, 2012	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

10.7*	Employment Agreement between Registrant and Craig R. Jones, dated as of October 31, 2005	Incorporated by reference from Registrant’s Current Report on Form 8-K filed November 1, 2005.

10.8*	Amendment No. 1 to the Executive Employment Agreement between Electro Rent Corporation and Craig Jones dated August 13, 2012	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

10.9*	2005 Equity Incentive Plan	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

10.10*	Amendment No. 1 to 2005 Equity Incentive Plan	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2012.

10.11*	Form of Stock Option Agreement (2005 Plan)	Incorporated by reference from Registrant’s Registration Statement on Form S-8 filed December 20, 2005 (File No. 333-130487).

10.12*	Form of Stock Unit Award Agreement (Employee) (2005 Plan)	Incorporated by reference from Registrant’s Current Report on Form 8-K filed July 21, 2009.

10.13*	Form of Stock Unit Award Agreement (Employee) (2005 Plan) (new form of agreement adopted October 11, 2014)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.14*	Amendment No. 1 to Form of Stock Unit Award Agreement (Employee) (2005 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.15*	Form of Stock Unit Award Agreement (Director) (2005 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

Exhibit No.	Description of Document	Incorporation by Reference
10.16*	Form of Stock Unit Award Agreement (Director) (2005 Plan) (new form of agreement adopted October 11, 2014)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.17*	Amendment No. 1 to Form of Stock Unit Award Agreement (Director) (2005 Plan)	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.18*	Form of Indemnification Agreement	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2009.

10.19
Credit Agreement between Electro Rent Corporation (the “Company”) and J.P. Morgan Chase Bank, National Association, as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and the lenders party thereto, dated as of November 19, 2013.
Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on November 25, 2013.

10.20#	EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of May 29, 2014 by and between Electro Rent Corporation and Keysight Technologies, Inc.	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.21	Amendment No. 1 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of May 29, 2014	Incorporated by reference from Registrant’s Annual Report on Form 10-K for the fiscal year ended May 31, 2014.

10.22#	Amendment No. 2 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of August 18, 2014	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014.

10.23#	Amendment No. 3 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 dated as of September 17, 2014	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended August 31, 2014.

10.24#	Amendment No. 4 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of January 10, 2015	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

10.25#	Amendment No. 5 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

10.26#	Amendment No. 6 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended November 30, 2014.

10.27#	Amendment No. 7 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of November 1, 2014	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015.

10.28#	Amendment No. 8 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of March 30, 2015	Incorporated by reference from Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2015.

10.29#	Amendment No. 9 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of April 10, 2015	Filed herewith.

Exhibit No.	Description of Document	Incorporation by Reference
10.30#	Amendment No. 10 to EMG Authorized Technology Partner Program Agreement / Agreement No. ANT76 effective as of June 2, 2015	Filed herewith.

14	Code of Business Ethics and Conduct	Incorporated by reference from the Registrant’s Current Report on Form 8-K filed on July 16, 2014.

21
Subsidiaries of the Registrant.

•   ER International, Inc., a Delaware corporation

•   Electro Rent Asia, Inc., a California corporation

•   Electro Rent (Beijing) Technology Rental Co., Ltd., a Chinese wholly foreign-owned enterprise

•   Electro Rent Europe NV, a Belgium corporation

•   Electro Rent, LLC, a Delaware limited liability company
Filed herewith.

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

Electro Rent Corporation

Dated:	August 13, 2015	By	/s/ Daniel Greenberg
Daniel Greenberg
Chief Executive Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel Greenberg	Chairman of the Board and Chief Executive Officer	August 13, 2015
Daniel Greenberg	(Principal Executive Officer)

/s/ Craig R. Jones	Chief Financial Officer	August 13, 2015
Craig R. Jones	(Principal Financial and Accounting Officer)

/s/ Nancy Y. Bekavac	Director	August 13, 2015
Nancy Y. Bekavac

/s/ Karen J. Curtin	Director	August 13, 2015
Karen J. Curtin

/s/ Theodore E. Guth	Director	August 13, 2015
Theodore E. Guth

/s/ Joseph J. Kearns	Director	August 13, 2015
Joseph J. Kearns

/s/ James S. Pignatelli	Director	August 13, 2015
James S. Pignatelli

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of
Electro Rent Corporation
Van Nuys, California

We have audited the accompanying consolidated balance sheets of Electro Rent Corporation and subsidiaries (the “Company”) as of May 31, 2015 and 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended May 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at May 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended May 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of May 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 13, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
August 13, 2015

ELECTRO RENT 2015 ANNUAL REPORT
Consolidated Statements of Operations

Year Ended May 31, (in thousands, except per share information)	2015	2014	2013
Revenues:
Rentals and leases	$129,255	$137,417	$136,591
Sales of equipment and other revenues	109,074	103,720	112,140
Total revenues	238,329	241,137	248,731
Operating expenses:
Depreciation of rental and lease equipment	56,445	57,034	56,795
Costs of rentals and leases, excluding depreciation	18,086	18,292	17,788
Costs of sales of equipment and other revenues	81,557	74,752	80,894
Selling, general and administrative expenses	59,313	58,920	56,543
Total operating expenses	215,401	208,998	212,020
Operating profit	22,928	32,139	36,711
Interest income, net	332	387	402
Other income	1,390	—	—
Income before income taxes	24,650	32,526	37,113
Income tax provision	9,218	12,118	14,359
Net income	$15,432	$20,408	$22,754
Earnings per share:
Basic	$0.63	$0.84	$0.94
Diluted	$0.63	$0.84	$0.94
Shares used in per share calculation:
Basic	24,360	24,325	24,226
Diluted	24,378	24,357	24,269
Cash dividend declared per share	$0.80	$0.80	$1.80
The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2015 ANNUAL REPORT
Consolidated Balance Sheets

As of May 31, (in thousands, except share information)	2015	2014
Assets
Cash	$4,064	$5,946
Accounts receivable, net of allowance for doubtful accounts of $604 and $555	33,863	34,970
Rental and lease equipment, net of accumulated depreciation of $241,116 and $237,151	231,671	221,888
Other property, net of accumulated depreciation and amortization of $16,749 and $18,983	13,120	13,122
Goodwill	3,109	3,109
Intangibles, net of amortization of $1,761 and $1,632	744	873
Other assets	13,743	22,150
	$300,314	$302,058
Liabilities and Shareholders’ Equity
Liabilities:
Bank borrowings	$2,387	$—
Accounts payable	8,234	7,279
Accrued expenses	18,487	14,472
Deferred revenue	5,576	7,537
Deferred tax liability	37,652	41,812
Total liabilities	72,336	71,100
Commitments and contingencies (Note 10)
Shareholders’ equity:
Preferred stock, $1 par—shares authorized 1,000,000; none issued
Common stock, no par—shares authorized 40,000,000; issued and outstanding 2015—24,108,176; 2014—24,007,709	40,440	39,252
Retained earnings	187,538	191,706
Total shareholders’ equity	227,978	230,958
	$300,314	$302,058
The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2015 ANNUAL REPORT
Consolidated Statements of Shareholders’ Equity

	Common Stock			Total
Three years ended May 31, (in thousands)	Number of Shares	Amount	Retained Earnings	Shareholders’ Equity
Balance, June 1, 2012	23,988	$36,179	$211,952	$248,131
Issuance of shares under equity plan, net of shares withheld for employee taxes	8	—	—	—
Excess tax benefit for share-based compensation	—	251	—	251
Non-cash stock compensation expense	—	1,330	—	1,330
Dividends declared	—	—	(43,881)	(43,881)
Minimum tax withholdings on share-based compensation	—	(36)	—	(36)
Net income for the year ended May 31, 2013	—	—	22,754	22,754
Balance, May 31, 2013	23,996	37,724	190,825	228,549
Issuance of shares under equity plan, net of shares withheld for employee taxes	12	—	—	—
Excess tax benefit for share-based compensation	—	183	—	183
Non-cash stock compensation expense	—	1,356	—	1,356
Dividends declared	—	—	(19,527)	(19,527)
Minimum tax withholdings on share-based compensation	—	(11)	—	(11)
Net income for the year ended May 31, 2014	—	—	20,408	20,408
Balance, May 31, 2014	24,008	39,252	191,706	230,958
Issuance of shares under equity plan, net of shares withheld for employee taxes	100	—	—	—
Excess tax benefit for share-based compensation	—	358	—	358
Non-cash stock compensation expense	—	1,292	—	1,292
Dividends declared	—	—	(19,600)	(19,600)
Minimum tax withholdings on share-based compensation	—	(462)	—	(462)
Net income for the year ended May 31, 2015	—	—	15,432	15,432
Balance, May 31, 2015	24,108	$40,440	$187,538	$227,978
The accompanying notes are an integral part of these consolidated financial statements.

ELECTRO RENT 2015 ANNUAL REPORT
Consolidated Statements of Cash Flows

Year Ended May 31, (in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$15,432	$20,408	$22,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,562	58,286	58,109
Remeasurement (gain)/loss on foreign currency	5	152	(2)
Provision for losses on accounts receivable	591	860	445
Gain on sale of rental and lease equipment	(13,622)	(14,195)	(13,189)
Stock compensation expense	1,292	1,356	1,330
Excess tax benefit for share-based compensation	(358)	(183)	(251)
Deferred income taxes	(4,160)	(7,928)	(4,631)
Change in operating assets and liabilities:
Accounts receivable	(503)	(2,366)	1,322
Other assets	(7,532)	(6,568)	(931)
Accounts payable	1,195	260	(467)
Accrued expenses	4,586	(1,125)	4,068
Deferred revenue	(1,869)	229	373
Net cash provided by operating activities	52,619	49,186	68,930
Cash flows from investing activities:
Proceeds from sales of rental and lease equipment	34,261	35,224	31,119
Payments for purchase of rental and lease equipment	(70,954)	(58,678)	(64,088)
Payments for purchase of other property	(986)	(384)	(1,105)
Net cash used in investing activities	(37,679)	(23,838)	(34,074)
Cash flows from financing activities:
Borrowings under bank lines of credit	45,702	56,018	63,500
Payments under bank lines of credit	(43,315)	(66,018)	(53,500)
Minimum tax withholdings on share-based compensation	(462)	(11)	(36)
Excess tax benefit for share-based compensation	358	183	251
Payment of dividends	(19,656)	(19,657)	(43,765)
Net cash used in financing activities	(17,373)	(29,485)	(33,550)
Effect of exchange rate changes on cash	551	(319)	(194)
Net increase (decrease) in cash and cash equivalents	(1,882)	(4,456)	1,112
Cash and cash equivalents at beginning of year	5,946	10,402	9,290
Cash and cash equivalents at end of year	$4,064	$5,946	$10,402

Interest paid, during the period	$31	$106	$180
Income taxes paid, during the period	$8,063	$23,778	$15,579
Dividends accrued during the period, not yet paid	$155	$211	$340
Rental equipment acquisitions, not yet paid	$4,430	$4,479	$4,965
Used equipment sales in accounts receivable and other assets, not yet collected	$7,426	$9,050	$11,419
Transfers from other assets to rental and lease equipment	$14,338	$4,535	$2,937
The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED MAY 31, 2015, 2014 AND 2013
(in thousands, except per share amounts)
Note 1: Summary of Significant Accounting Policies
Basis of Presentation: The consolidated financial statements include Electro Rent Corporation and its wholly owned subsidiaries, Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc. and Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd. (collectively “we”, “us”, or “our” hereafter). All intercompany balances and transactions have been eliminated in consolidation.
Business and Organization: We are a global organization devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase T&M equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc., Rohde & Schwarz Gmbh & Co. KG and Tektronix Inc. Our customers rent, lease and buy our T&M equipment, and use that equipment primarily in the aerospace and defense, telecommunications, electronics, industrial and semiconductor markets.
In addition, although it represented only approximately 8.3% of our revenues in fiscal 2015, our Data Products ("DP") division is a large United States rental company offering personal computers from manufacturers including Dell, HP, IBM, Toshiba and Apple.
Our reseller agreement with Keysight was not renewed after its May 31, 2015 expiration date. The expiration of the Keysight reseller agreement is expected to materially affect our revenues and net profits.
Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities as well as the disclosures of contingent assets and liabilities as of the date of these financial statements and the reported amounts of revenues and expenses during the reporting period. On a regular basis, we review these estimates including those related to asset lives and depreciation methods, impairment of long-lived assets, including rental and lease equipment, goodwill and intangibles, allowance for doubtful accounts, income taxes, contingencies and litigation. These estimates are based on our evaluation of current business and economic conditions, historical experience and on various other assumptions believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. We believe, however, that our estimates, including those for the above-listed items, are reasonable.
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
In accordance with accounting guidance, through May 31, 2015, we acted as the principal with respect to sales of new equipment through our Keysight resale agreement, based on several factors, including: (1) We acted as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product was received by the customer. The product manufacturer was not a party to our customer sales agreements, nor was it referenced in the agreements, and therefore had no obligation to our customers with the exception of the manufacturer’s standard warranty on the product. (2) We bore back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer was not required to accept returns of equipment from us. We also bore front-end risk of inventory loss in those cases where we acquired products for resale into our inventory prior to shipment to customers. (3) We had full discretion in setting pricing terms with our customers and to negotiate all such terms ourselves. (4) We assumed all credit risk. Accordingly, sales of new equipment through our resale channel were recorded in sales of equipment and other revenues and the related equipment costs were recorded in costs of sales of equipment and other revenues in our consolidated statements of operations.
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
Selling, general and administrative expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $928, $982 and $982 for fiscal 2015, 2014 and 2013, respectively. Selling, general and administrative expenses also include shipping and handling costs of $3,953, $3,977 and $3,951 for fiscal 2015, 2014 and 2013, respectively.
Rental and Lease Equipment and Other Property: Assets are generally stated at cost, less accumulated depreciation. Upon retirement or disposal of assets, the cost and the related accumulated depreciation are eliminated from the accounts and any gain or loss is recognized. We depreciate our buildings over 31.5 years, furniture and other equipment over three to ten years, and leasehold improvements over the shorter of the lease period, typically three to five years, or useful life. Each is depreciated on a straight-line basis. Depreciation of rental and lease equipment is provided over the estimated useful lives of the respective assets. We depreciated $440,495 and $427,005 of equipment, at acquisition cost, at May 31, 2015 and 2014, respectively, using straight-line methods ranging from two to ten years, and $32,292 and $32,034 of equipment, at acquisition cost, at May 31, 2015 and 2014, respectively, using accelerated methods ranging from two to four years. We generally use straight-line methods for our T&M equipment, which we believe maintains its value consistently throughout the equipment’s useful life, and accelerated methods primarily for our DP equipment, which tends to depreciate faster due to frequent technological advancements. Depreciation methods and useful lives are periodically reviewed and revised, as deemed appropriate, including revisions to reflect shorter useful lives to more closely match depreciation expense with rental revenue for rental arrangements where the customer can acquire title through payment of all required rentals. Normal maintenance and repairs are expensed as incurred. Depreciation expense for rental and lease equipment was $56,445, $57,034 and $56,795 for fiscal 2015, 2014 and 2013, respectively. Rental and lease equipment at net book value was comprised of $225,222 of T&M equipment and $6,449 of DP equipment at May 31, 2015, and $217,288 of T&M equipment and $4,601 of DP equipment at May 31, 2014.
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
We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions (see Note 5 for further discussion.)
Impairment of Long-Lived Assets: The carrying value of equipment held for rental and lease is assessed when circumstances indicate that the carrying amount of equipment may not be recoverable. Recoverability of equipment to be rented and leased is measured by a comparison of the carrying amount to the undiscounted future cash flows expected to be generated by the asset. If the current carrying value exceeds the estimated undiscounted cash flows, an impairment loss is recorded equal to the difference between the asset’s current carrying value and its fair value as described in FASB ASC Topics No. 360, Impairment and Disposal of Long-Lived Assets and No. 820, Fair Value Measurements and Disclosures. Based upon such periodic assessments, no impairments occurred during fiscal 2015, 2014 and 2013.
Goodwill: Goodwill, which represents the excess of purchase price over the fair value of net assets acquired is discussed further in Note 3. Pursuant to FASB ASC Topic No. 350, Intangibles – Goodwill and Other, goodwill is not amortized but tested annually for impairment, or on an interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. In connection with the annual impairment test for goodwill, we have elected the option to perform a qualitative assessment to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If we determine that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test. The impairment test involves a two-step process. The first step involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the market approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, we perform the second step of the test to determine the amount of impairment loss. The second step involves measuring the impairment by comparing the implied fair value of the affected reporting unit’s goodwill with its carrying value. We completed the required impairment review at the end of fiscal 2015, 2014 and 2013 and concluded that there were no impairments.
Cash and Cash Equivalents: We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at May 31, 2015 and 2014 except for the money market funds that are part of our supplemental executive retirement plan (SERP) assets included in other assets.
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
A roll forward of the allowance for doubtful accounts is as follows at May 31:

	2015	2014	2013
Beginning of year	$555	$457	$522
Provision for doubtful accounts	591	860	445
Write-offs	(542)	(762)	(510)
End of year	$604	$555	$457
Other Assets: We include demonstration equipment used in connection with our resale activity, totaling $81 and $6,659 as of May 31, 2015 and 2014, respectively, in other assets for a period up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are transferred to our rental and lease equipment pool. Once transferred to our rental and lease equipment pool, the equipment is depreciated over its remaining estimated useful life. The demonstration equipment included in other assets during fiscal 2015 and 2014 primarily related to Keysight resale agreement. The Keysight agreement expired on May 31, 2015.
Other assets consisted of the following at May 31:

	2015	2014
Net investment in sales-type leases	$5,876	$7,264
Supplemental executive retirement plan assets	3,521	3,418
Demonstration equipment	81	6,659
Income taxes receivable	—	1,831
Prepaid and other assets	4,265	2,978
	$13,743	$22,150
Concentration of Credit Risk: Financial instruments that potentially expose us to concentration of credit risk primarily consist of trade accounts receivable. To mitigate the risk, we sell primarily on 30-day terms, perform credit evaluation procedures on each customer’s individual transactions and require security deposits or personal guarantees from our customers when significant credit risks are identified. Typically, most customers are large, established firms.

We purchase rental and lease equipment from numerous vendors and, through May 31, 2015, resale equipment from Keysight. During fiscal 2015, 2014 and 2013, Keysight accounted for approximately 70.7%, 65.6% and 74.0%, respectively, of all new equipment purchases, including rental equipment and equipment purchased for resale. No other vendor accounted for more than 10% of such purchases.
Foreign Currency: The U.S. dollar has been determined to be the functional currency of all foreign subsidiaries. The assets and liabilities of our foreign subsidiaries are remeasured from their local currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in selling, general and administrative expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign subsidiaries are individually less than 10% of our respective consolidated amounts. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies. Net remeasurement gains and losses have not been significant.
We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Our derivative instruments are not designated as hedging instruments and, therefore, are recorded at fair value as an asset or liability, and any changes in fair value are recorded in our consolidated statements of operations. We do not use derivative financial instruments for speculative trading purposes.
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	May 31, 2015	May 31, 2014
Foreign exchange forward contracts	Other assets	$(16)	$9
The table below provides data about the amount of fiscal 2015, 2014 and 2013 gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Year ended May 31,
		2015	2014	2013
Foreign exchange forward contracts	Selling, general and administrative expenses	$1,210	$(269)	$(306)
Net Income Per Common and Common Equivalent Share: Basic earnings per share (“EPS”) is computed as net income divided by the weighted average number of shares of common stock outstanding and shares issuable for vested restricted stock units for the reported year, excluding the dilutive effects of any potentially dilutive securities. Diluted EPS is computed as net income divided by the weighted average number of shares outstanding of common stock and common stock equivalents for the reported year. The dilutive effect of restricted stock units is computed using the treasury stock method.
Share-Based Compensation: Share-based payments to employees are recognized in the consolidated financial statements as compensation expense over the period that an employee provides service in exchange for the award based on its fair value on the date of grant. Compensation expense resulting from restricted stock units is measured at fair value on the date of grant and is recognized in selling, general and administrative expenses over the vesting period (see Note 11 for further discussion).
Recent Accounting Pronouncements: In July 2013, the Financial Accounting Standards Board ("FASB") issued guidance which requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The new guidance did not have a material impact on our consolidated statements of operations, balance sheets, or statements of cash flows.
In May 2014, the FASB and the International Accounting Standards Board ("IASB") issued guidance to establish a new, more robust framework for the recognition of revenue related to the transfer of goods and services to customers. This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact this guidance will have on the consolidated financial statements cannot be determined at this time.
Other Comprehensive Income: Comprehensive income is equivalent to net income for all periods presented.

Other Income: In fiscal 2015, we recognized other income from a $1,390 settlement received as one of the plaintiffs in a class action lawsuit involving the purchase of certain computer products.
Out-of-period Adjustment: In fiscal 2015, we identified $1,344 of previously recognized revenue which the Company was not entitled to recognize. We determined this adjustment to be immaterial to our current and previously filed financial statements. We have recorded this out-of-period adjustment as a reduction to sales of equipment and other revenues and an increase to accrued expenses.
Note 2: Fair Value Measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including supplemental executive retirement plan ("SERP") assets and liabilities, and foreign currency derivatives. The fair value of financial assets and liabilities can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:
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
Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	May 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Supplemental executive retirement plan:
Money market fund	$166	$—	$—	$166
Mutual funds	3,355	—	—	3,355
Foreign exchange forward contracts	—	(16)	—	(16)
Total assets measured at fair value	$3,521	$(16)	$—	$3,505

	May 31, 2014
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
Supplemental executive retirement plan:
Money market fund	$323	$—	$—	$323
Mutual funds	3,095	—	—	3,095
Foreign exchange forward contracts	—	9	—	9
Total assets measured at fair value	$3,418	$9	$—	$3,427
The fair value measures for our SERP money market funds and mutual funds, which we classify as trading securities, were derived from quoted market prices in active markets and are included in Level 1 inputs. As of May 31, 2015 and 2014, we had $3,521 and $3,418, respectively, of obligations under the plan included in accrued expenses (see Note 12 for further discussion of our SERP assets and liabilities). Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.

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
Our goodwill and intangibles at May 31, 2015 are the result of our acquisition of Equipment Management Technology, Inc. ("EMT") on August 24, 2011, Telogy LLC on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.
The changes in carrying amount of goodwill and other intangible assets for fiscal 2015 and 2014 were as follows:

	Balance as of June 1, 2014 (net of amortization)	Additions	Amortization	Balance as of May 31, 2015
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	462	—	(129)	333
	$3,982	$—	$(129)	$3,853
	Balance as of June 1, 2013 (net of amortization)	Additions	Amortization	Balance as of May 31, 2014
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	626	—	(164)	462
	$4,146	$—	$(164)	$3,982
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. We completed the required impairment review at the end of fiscal 2015, 2014 and 2013 and concluded that there were no impairments.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following tables provide a summary of our intangible assets:

	May 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,761)	333
		$2,505	$(1,761)	$744
	May 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,632)	462
		$2,505	$(1,632)	$873
Amortization expense was $129, $164 and $164 for fiscal 2015, 2014 and 2013, respectively.

Amortization expense for customer relationships is included in selling, general and administrative expenses. The following table provides estimated future amortization expense related to intangible assets:

Year ending May 31,	Future Amortization
2016	$118
2017	118
2018	97
2019	—
2020	—
$333
Note 4: Borrowings
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at May 31, 2015.
On November 19, 2013, in connection with entering into the Credit Agreement, we terminated our prior credit facility and repaid all outstanding loans thereunder without penalty. The prior credit agreement provided for a revolving credit facility of $50,000.
At May 31, 2015, we had $2,387 borrowings outstanding under the Credit Agreement. We had no borrowings outstanding at May 31, 2014. The weighted average interest rate under the line of credit was approximately 1.25% at May 31, 2015.
Note 5: Income Taxes
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
There were no uncertain tax positions in fiscal 2015, 2014 and 2013.
At May 31, 2015 and 2014, we did not have any accrual for interest and penalties.
We are subject to taxation in the U.S., as well as various states and foreign jurisdictions. We have substantially settled all income tax matters for the United States federal jurisdiction for years through fiscal 2011. Major state jurisdictions have been examined through fiscal 2004 and 2005, and foreign jurisdictions have not been examined for their respective initial statutory periods of approximately 3 years.

For financial reporting purposes, income before income taxes comprised the following as of May 31:

	2015	2014	2013
Domestic	$24,203	$30,907	$37,162
Foreign	447	1,619	(49)
	$24,650	$32,526	$37,113
The income tax provision consisted of the following for the fiscal years ended May 31:

	2015	2014	2013
Current
Federal	$11,636	$18,007	$17,007
State	1,355	1,720	1,417
Foreign	387	319	573
Deferred
Federal	(3,626)	(7,553)	(4,401)
State	(248)	(500)	257
Foreign	(286)	125	(494)
	$9,218	$12,118	$14,359
The following reconciles the statutory federal income tax rate to the effective tax rate for the fiscal years ended May 31:

	2015	2014	2013
Statutory federal rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	2.9	2.5	3.0
Foreign tax credit/refund	(0.8)	(0.6)	—
Permanent differences resulting from valuation allowances	0.6	0.3	0.7
Other	(0.3)	0.1	—
Effective tax rate	37.4%	37.3%	38.7%
Our effective tax rate remained consistent with the prior fiscal year. The lower effective rate for fiscal 2014 as compared to fiscal 2013 was due to more income being apportioned to states with lower tax rates resulting in a lower effective state rate and to Belgian tax credits.
The tax effects of temporary differences that gave rise to significant portions of the net deferred tax liabilities consisted of the following at May 31:

	2015	2014
Deferred tax assets:
Allowance for doubtful accounts	$113	$198
Deferred compensation and benefits	4,588	4,547
Net operating losses	398	254
Valuation allowance	(398)	(254)
Other	1,890	1,791
	6,591	6,536
Deferred tax liabilities:
Accumulated depreciation	(42,505)	(46,169)
Deferred taxes on bargain purchase	(1,583)	(2,027)
Intangible asset	(155)	(152)
Net deferred tax liabilities	$(37,652)	$(41,812)
We determined that a valuation allowance was required in fiscal 2015, 2014 and 2013 of $398, $254 and $1,110, respectively, for our deferred tax assets related to certain foreign net operating loss carry forwards, which, if unused, will expire between fiscal 2017 and 2020. The change in the valuation allowance for fiscal 2015, 2014 and 2013 was not significant. As of May 31,

2015, 2014 and 2013, U.S. income taxes had not been assessed on approximately $7,574, $6,303 and $1,833, respectively, of undistributed earnings of foreign subsidiaries because we consider these earnings to be invested indefinitely.
Note 6: Sales-Type Leases
We have certain customer leases providing bargain purchase options, which are accounted for as sales-type leases. Interest income is recognized over the life of the lease using the effective interest method.
The initial acceptance of customer finance arrangements is based on a review of each customer’s credit profile, which may include the review of third party credit reports, customer financial statements and/or bank verifications. We monitor the credit quality of our sales-type lease portfolio based on payment activity and the related finance lease receivable aging. This credit quality is assessed on a monthly basis. Our historical losses on finance lease receivables are insignificant, and therefore we do not have a specific allowance for credit losses.
The minimum lease payments receivable and the net investment included in other assets were as follows at May 31:

	2015	2014
Gross minimum lease payments receivable	$6,109	$7,543
Less—unearned interest	(233)	(279)
Net investment in sales-type lease receivables	$5,876	$7,264
The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Amortization
2016	$4,435
2017	1,464
2018	210
2019	—
2020	—
$6,109
Note 7: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted EPS for the fiscal years ended May 31:

	2015	2014	2013
Denominator:
Denominator for basic earnings per share—weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,360	24,325	24,226
Effect of unvested restricted stock units	18	32	43
Diluted shares used in per share calculation	24,378	24,357	24,269
Net income	$15,432	$20,408	$22,754
Earnings per share:
Basic	$0.63	$0.84	$0.94
Diluted	$0.63	$0.84	$0.94
We did not include 5 and 3 shares in the calculation of diluted earnings per share for the years ended May 31, 2015 and 2014, respectively, as to do so would be antidilutive. There were no antidilutive shares as of May 31, 2013.
Note 8: Rentals under Noncancellable Operating Leases
Our operating lease agreements have varying terms, typically one to three years. Upon lease termination, the lessee has the option to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals.

Our cost of equipment under operating leases at May 31, 2015 and May 31, 2014, with remaining noncancellable lease terms of more than one year, was $12,512 and $9,353, before accumulated depreciation of $3,335 and $3,409, and the net book value was $9,177 and $5,943, respectively.
The following sets forth a schedule of future minimum rental payments to be received on noncancellable operating leases with remaining lease terms of more than one year as of May 31, 2015:

Year ending May 31,	Future Minimum Rental Payments
2016	$3,931
2017	2,618
2018	673
2019	—
2020	—
$7,222
Note 9: Other Property
Other property, at cost, consisted of the following at May 31:

	2015	2014
Land	$6,985	$6,985
Buildings	15,895	15,784
Furniture and other equipment	6,733	9,118
Leasehold improvements	256	218
	29,869	32,105
Less—accumulated depreciation and amortization	(16,749)	(18,983)
	$13,120	$13,122
Depreciation expense for other property was $987, $1,089 and $1,149 for fiscal 2015, 2014 and 2013, respectively. Depreciation expense is included in selling, general and administrative expenses.
Note 10: Commitments and Contingencies
We lease certain facilities under various operating leases. Most of the lease agreements provide us with the option of renewing our leases at the end of the initial lease term, at fair market rates, for periods of up to five years. In most cases, we expect that in the normal course of business, facility leases will be renewed or replaced by other leases.
Minimum payments over the next five years under these leases as of May 31, 2015, exclusive of property taxes and insurance, are as follows:

Year ending May 31,	Minimum Payments
2016	$838
2017	416
2018	92
2019	—
2020	—
$1,346
Rent expense was $1,197, $1,169 and $1,125 for fiscal 2015, 2014 and 2013, respectively.
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
Agreement with Keysight Technologies, Inc.
In fiscal 2010, we became a reseller of Agilent Technologies, Inc.’s ("Agilent") new T&M equipment in the U.S. and
Canada. As of November 1, 2014, Agilent spun off Keysight Technologies, Inc., its wholly-owned subsidiary that manufactures T&M equipment, into a separate publicly traded company. Sales of new T&M equipment represented approximately 66.8%, 63.5% and 66.8% of our sales of equipment and other revenues for fiscal 2015, 2014 and 2013, respectively. Nearly all of our sales of new T&M equipment were in connection with our reseller agreement with Keysight. Our reseller agreement with Keysight was not renewed after its May 31, 2015 expiration date.
Note 11: Equity Incentive Plan
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
The following table represents restricted stock unit activity for fiscal 2015:

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at June 1, 2014	122	$17.57
Granted	87	15.64
Vested	(80)	16.79
Nonvested at May 31, 2015	129	$16.75
We granted 87, 65 and 73 restricted stock units during fiscal 2015, 2014 and 2013, respectively. As of May 31, 2015, we have unrecognized share-based compensation cost of approximately $1,205 associated with restricted stock units. This cost is expected to be recognized over a weighted-average period of approximately 1.7 years. We had 274, 329 and 246 of vested restricted stock units as of May 31, 2015, 2014 and 2013, respectively, which received dividends upon vesting and are convertible to common shares five years after grant date.
The total fair value of shares that vested during fiscal 2015, 2014 and 2013 was $807, $1,414 and $1,439, respectively, which was calculated based on the closing price of our common stock on the Nasdaq Stock Market on the applicable date of vesting.
Accounting for Share-Based Payments
Accounting guidance requires all share-based payments to employees, including grants of restricted stock units, to be recognized as compensation expense in the consolidated financial statements based on their fair values. Compensation expense is recognized over the period that an employee provides service in exchange for the award, which is approximately three years.
Forfeitures are estimated at the date of grant based on historical experience. We use the market price of our common stock on the date of grant to calculate the fair value of each grant of restricted stock units.
We recorded $1,292, $1,356 and $1,330 of share-based compensation as part of selling, general and administrative expenses for fiscal 2015, 2014 and 2013, respectively.
We receive a tax deduction for certain restricted stock units on the date the related shares are issued, generally for the excess of the fair value of our common stock at the date of issuance over the fair value of restricted stock units on the date of grant. We also receive a tax deduction for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized tax benefits from tax deductions for such dividends and restricted stock units issued. The total excess tax benefit realized for fiscal 2015, 2014 and 2013 was $358, $183 and $251, respectively.
Note 12: Savings Plan, Employee Stock Ownership Plan and Retirement Plan
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
The Board of Directors determines the amount to be contributed annually to the 401(k) in cash, provided that such contributions shall not exceed the amount deductible for federal income tax purposes. Cash contributions to the 401(k) of $848, $784 and $749 were made for fiscal 2015, 2014 and 2013, respectively.
The ESOP was established in 1975 and was frozen in 1994, at which time all participants became fully vested. Contributions to the ESOP were invested primarily in our common stock. The ESOP was terminated in fiscal 2013.
We have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program, and we have an unfunded contractual obligation under this plan. We have the option to match contributions of participants at a rate we determine each year. Cash contributions to the SERP were $22, $25 and $29 for fiscal 2015, 2014 and 2013, respectively. As of May 31, 2015 and 2014, we had $3,521 and $3,418, respectively, of obligations for this plan included in accrued expenses. We have investments in money market and mutual funds, as directed by the participants, of $3,521 and $3,418 as of May 31, 2015 and 2014, respectively, included in other assets.
Note 13: Segment Reporting and Related Disclosures
Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments: our T&M and DP businesses.
In the past, we concluded that although we had separate operating segments for T&M and DP equipment, these two segments could be aggregated into a single reportable segment because they had similar economic characteristics and qualitative factors. However, as a result of a change in economic characteristics in fiscal 2015 in our T&M segment, primarily attributable to the expiration of the Keysight agreement and greater competition in the marketplace, we no longer expect that similar economic characteristics and qualitative factors will continue in the future. As such, management concluded that the operating segments should no longer be aggregated. Following the change in the composition of our reportable operating segments, we restated the segment information for fiscal 2014 and fiscal 2013.
Our equipment pool, based on acquisition cost, comprised $434,963 of T&M equipment and $37,824 of DP equipment at May 31, 2015, and $421,128 of T&M equipment and $37,911 of DP equipment at May 31, 2014. Additional segment asset information is not available.

Revenues for these operating segments were as follows for the fiscal year ended May 31:

	T&M	DP	Total
2015
Rentals and leases	$111,327	$17,928	$129,255
Sales of equipment and other revenues	107,270	1,804	109,074
Segment and consolidated total	$218,597	$19,732	$238,329
2014
Rentals and leases	$120,629	$16,788	$137,417
Sales of equipment and other revenues	101,898	1,822	103,720
Segment and consolidated total	$222,527	$18,610	$241,137
2013
Rentals and leases	$120,846	$15,745	$136,591
Sales of equipment and other revenues	109,700	2,440	112,140
Segment and consolidated total	$230,546	$18,185	$248,731
Depreciation of rental and lease equipment for these operating segments was as follows for the fiscal year ended May 31:

	2015	2014	2013
T&M	$52,278	$52,652	$52,692
DP	4,167	4,382	4,103
Segment and consolidated total	$56,445	$57,034	$56,795
Amortization expense is not material and is included in SG&A expenses.
We consider the marginal contribution as our measure of segment profit or loss. The marginal contribution is calculated as operating revenue less operating costs and variable SG&A expenses. Marginal contribution for these operating segments was as follows for the fiscal year ended May 31:

	2015	2014	2013
T&M	$50,410	$58,924	$62,350
DP	6,914	5,962	5,896
Total marginal contribution of operating segments	57,324	64,886	68,246
Deduct:
Fixed SG&A expenses	34,396	32,747	31,535
Add:
Interest income, net	332	387	402
Other income	1,390	—	—
Consolidated income before income taxes	$24,650	$32,526	$37,113
No single customer accounted for more than 10% of total revenues during fiscal 2015, 2014 or 2013. We conduct rental, leasing and sales activity in foreign countries. Selected country information is presented below:

Year ended May 31,	2015	2014	2013
Revenues: [1]
U.S.	$200,323	$203,806	$211,745
Other [2]	38,006	37,331	36,986
Total	$238,329	$241,137	$248,731

As of May 31,	2015	2014	2013
Net Long Lived Assets: [3]
U.S.	$197,514	$188,343	$198,956
Other [2]	47,277	46,667	49,726
Total	$244,791	$235,010	$248,682

[1]	Revenues by country are based on the shipping destination.

[2]	Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total consolidated revenues and net long-lived assets.

[3]	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.
Note 14: Quarterly Information (Unaudited)
Summarized quarterly financial data for fiscal 2015 and 2014 was as follows:

	Total Revenues	Gross Profit [1]	Income Before Taxes	Net Income	Earnings per share
					Basic	Diluted
Fiscal Year 2015
First Quarter	$61,871	$22,480	$7,562	$4,771	$0.20	$0.20
Second Quarter	59,703	20,825	7,696	4,795	0.20	0.20
Third Quarter	56,342	18,356	3,746	2,425	0.10	0.10
Fourth Quarter	60,413	20,580	5,646	3,441	0.14	0.14
Annual totals	$238,329	$82,241	$24,650	$15,432	$0.63	$0.63
Fiscal Year 2014
First Quarter	$60,168	$23,465	$8,868	$5,697	$0.23	$0.23
Second Quarter	57,876	23,138	8,999	5,581	0.23	0.23
Third Quarter	62,016	21,579	7,291	4,537	0.19	0.19
Fourth Quarter	61,077	22,877	7,368	4,593	0.19	0.19
Annual totals	$241,137	$91,059	$32,526	$20,408	$0.84	$0.84

[1]	Gross profit is calculated as total revenues less depreciation of rental and lease equipment, costs of rentals and leases and costs of sales of equipment and other revenues.
Note 15: Subsequent Events
On June 12, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share. The dividend was paid on July 10, 2015 to shareholders of record as of June 22, 2015.
On July 16, 2015, Craig Jones, our Chief Financial Officer, submitted his resignation to our Board of Directors effective on August 31, 2015. The Board of Directors determined at its meeting on July 16, 2015 that, notwithstanding Mr. Jones’ voluntary resignation, the company will pay Mr. Jones the severance benefits specified in his employment agreement in accordance with the terms and conditions of that agreement. The severance benefits include: a payment in the amount of Mr. Jones’ annual base salary of $251,825, which will be paid in one lump sum on the 60th day after Mr. Jones’ resignation is effective; a share of the current year bonus pool payable in a lump sum when we pay our other bonuses, which share will be calculated as (a) the total amount of the current year executive bonus pool, times (b) the percentage of last year’s total executive bonus pool that Mr. Jones received, times (c) the percentage of the current year that elapsed at the time the resignation is effective; and reimbursement for COBRA coverage for COBRA payments made by Mr. Jones during the 12 month period after the effective date of Mr. Jones’ resignation.