Form 10-Q
period 2015-08-31
ELECTRO RENT CORP
filed 2015-10-08
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended August 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of October 7, 2015 was 24,127,743.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended August 31, 2015

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
Factors that could cause or contribute to these differences include, among others, those risks and uncertainties discussed under the sections contained in this Form 10-Q entitled “Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 3. Quantitative and Qualitative Disclosures about Market Risk,” and “Part II, Item 1A. Risk Factors” as well as in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015 (including the “Risk Factors” discussed in Item 1A in that document), and our other filings with the Securities and Exchange Commission. The risks included in those documents are not exhaustive, and additional factors could adversely affect our business and financial performance. We operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time, and it is not possible for us to predict all such risk factors, nor can we assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
We are not undertaking any obligation to update any forward-looking statements. Accordingly, investors should use caution in relying on past forward-looking statements, which are based on known results and trends at the time they are made, to anticipate future results or trends.

Part I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended August 31,
	2015	2014
Revenues:
Rentals and leases	$32,303	$33,889
Sales of equipment and other revenues	21,040	27,982
Total revenues	53,343	61,871
Operating expenses:
Depreciation of rental and lease equipment	14,601	13,915
Costs of rentals and leases, excluding depreciation	4,912	4,574
Costs of sales of equipment and other revenues	14,866	20,902
Selling, general and administrative expenses	14,771	15,021
Total operating expenses	49,150	54,412
Operating profit	4,193	7,459
Interest income/(expense), net	(242)	103
Income before income taxes	3,951	7,562
Income tax provision	1,481	2,791
Net income	$2,470	$4,771
Earnings per share:
Basic	$0.10	$0.20
Diluted	$0.10	$0.20
Shares used in per share calculation:
Basic	24,416	24,372
Diluted	24,426	24,396
Cash dividend declared per share	$0.13	$0.20
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	August 31, 2015	May 31, 2015
Assets
Cash	$8,749	$4,064
Accounts receivable, net of allowance for doubtful accounts of $553 and $604	26,917	33,863
Rental and lease equipment, net of accumulated depreciation of $237,652 and $241,116	226,764	231,671
Other property, net of accumulated depreciation and amortization of $16,983 and $16,749	12,901	13,120
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,790 and $1,761	715	744
Other assets	13,587	13,743
	$292,742	$300,314
Liabilities and Shareholders' Equity
Liabilities:
Bank borrowings	$—	$2,387
Accounts payable	6,233	8,234
Accrued expenses	16,636	18,487
Deferred revenue	5,607	5,576
Deferred tax liability	36,716	37,652
Total liabilities	65,192	72,336
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding August 31, 2015 - 24,126,792; May 31, 2015 - 24,108,176	40,598	40,440
Retained earnings	186,952	187,538
Total shareholders’ equity	227,550	227,978
	$292,742	$300,314
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Three Months Ended August 31,
	2015	2014
Cash flows from operating activities:
Net income	$2,470	$4,771
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,919	14,168
Rental and lease equipment impairment	443	—
Remeasurement (gain)/loss on foreign currency	48	(41)
Provision for losses on accounts receivable	68	107
Gain on sale of rental and lease equipment	(3,754)	(3,082)
Stock compensation expense	273	288
Excess tax benefit for share-based compensation	1	(82)
Deferred income taxes	(936)	(1,235)
Change in operating assets and liabilities:
Accounts receivable	6,076	(89)
Other assets	9	(2,433)
Accounts payable	(1,222)	632
Accrued expenses	(1,764)	(508)
Deferred revenue	23	(64)
Net cash provided by operating activities	16,654	12,432
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	10,046	8,284
Payments for purchase of rental and lease equipment	(16,266)	(17,823)
Payments for purchase of other property	(70)	(61)
Net cash used in investing activities	(6,290)	(9,600)
Cash flows from financing activities:
Borrowings under bank line of credit	10,407	8,581
Payments under bank line of credit	(12,794)	(8,581)
Minimum tax withholdings on share-based compensation	(114)	(10)
Excess tax benefit for share-based compensation	(1)	82
Payment of dividends	(3,151)	(5,015)
Net cash used in financing activities	(5,653)	(4,943)
Effect of exchange rate changes on cash	(26)	139
Net increase (decrease) in cash	4,685	(1,972)
Cash at beginning of period	4,064	5,946
Cash at end of period	$8,749	$3,974

Interest paid, during the period	$14	$4
Income taxes paid, during the period	$3,029	$369
Dividends accrued during the period, not yet paid	$60	$87
Rental equipment acquisitions, not yet paid	$3,633	$4,304
Used equipment sales in accounts receivable and other assets, not yet collected	$6,432	$7,811
Transfers from other assets to rental and lease equipment	$71	$413
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 1: Basis of Presentation
The unaudited consolidated financial statements included herein have been prepared by Electro Rent Corporation, pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”). The consolidated financial statements include the accounts of Electro Rent Corporation and its wholly owned subsidiaries, Electro Rent, LLC, ER International, Inc., Electro Rent Europe NV, Electro Rent Asia, Inc. and Electro Rent (Beijing) Test and Measurement Equipment Rental Co., Ltd. (collectively “we”, “us”, or “our”). All intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such SEC rules and regulations. These unaudited consolidated financial statements reflect all adjustments, consisting of only normal recurring adjustments, and disclosures that are, in our opinion, necessary for a fair presentation of our financial position and results of operations for the interim periods presented. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in our latest Annual Report on Form 10-K filed with the SEC on August 13, 2015.
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
Sales of new equipment are recognized in the period in which the equipment is delivered and risk of loss passes to the customer, while sales of used equipment from our rental and lease equipment pool are recognized in the period in which the equipment is shipped and risk of loss passes to the customer. In the case of equipment sold to customers that is already on rent or lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends and the risk of loss passes to the customer.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The amount of revenue recognized for sales of new equipment depends on whether we sell as principal or as agent for the original equipment manufacturer.  Prior to May 31, 2015, our sales of new equipment were derived primarily from the reseller agreement with Keysight Technologies, Inc.  Under the terms of that agreement we acted as the principal with respect to sales of new equipment, based on several factors, including:
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
(2) We bore back-end risk of inventory loss with respect to any product return from the customer as the original manufacturer was not required to accept returns of equipment from us. We also bore front-end risk of inventory loss in those cases where we acquired products for resale into our equipment pool prior to shipment to customers;
(3) We had full discretion in setting pricing terms with our customers and negotiated all such terms ourselves; and
(4) We assumed all credit risk.
In situations where we act as principal, the gross sales of new equipment are recorded in sales of equipment and other revenues, while the related equipment costs, including the purchase price from the original equipment manufacturer, are recorded in costs of sales of equipment and other revenues in our consolidated statements of operations.
We are currently establishing new resale relationships, where we may act as an agent for the original equipment manufacturer.  Under those arrangements, we recognize revenue only on the commissions that we receive, which are recorded in other revenue within the sales of equipment and other revenues in our consolidated statement of operations.
Other revenues, which primarily include billings to customers for delivery and repairs, are recognized in the period in which the respective services are performed.
Operating Expenses
Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rental and lease revenues. Costs of rentals and leases included impairment charges of $443 and $0 related to our T&M rental and lease equipment during the three months ended August 31, 2015 and 2014, respectively.
Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $217 for the three months ended August 31, 2015 and $169 for three months ended August 31, 2014. SG&A expenses also include shipping and handling costs of $944 for the three months ended August 31, 2015 and $1,036 for the three months ended August 31, 2014.
Foreign Currency
The U.S. dollar has been determined to be the functional currency of all foreign subsidiaries. The euro, Canadian dollar and Chinese yuan are our primary foreign currencies. The assets and liabilities of our foreign subsidiaries are remeasured from their local currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in SG&A expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign operations that are susceptible to foreign currency fluctuations are individually less than 10% of our respective consolidated amounts. Net remeasurement gains and losses have not been significant.
We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European, Chinese and Canadian operations. These contracts are designed to minimize the effect of fluctuations in foreign currencies. To qualify for hedge accounting, contracts must reduce the foreign currency exchange rate and interest rate risk

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

otherwise inherent in the amount and duration of the hedged exposures and comply with established risk management policies. Our derivative instruments are not designated as hedging instruments and, therefore, are recorded at fair value as an asset or liability, and any changes in fair value are recorded in our consolidated statements of operations. We do not use derivative financial instruments for speculative trading purposes.
The fair value of our foreign exchange forward contracts in the consolidated balance sheets is shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	August 31, 2015	May 31, 2015
Foreign exchange forward contracts	Other assets	$10	$(16)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended August 31, 2015	Three Months Ended August 31, 2014
Foreign exchange forward contracts	SG&A expenses	$28	$127
Other Assets
We include demonstration equipment used in connection with our resale activity in other assets for a period of up to two years. Demonstration equipment is recorded at the lower of cost or estimated market value until the units are sold or transferred to our rental and lease equipment pool. Demonstration equipment transferred to our rental and lease equipment pool is depreciated over its remaining estimated useful life.
We also have a Supplemental Executive Retirement Plan (“SERP”) that provides for automatic deferral of contributions in excess of the maximum amount permitted under the 401(k) for our executives who choose to participate. The SERP is a non-qualified deferred compensation program. We have the option to match contributions of participants at a rate we determine each year.
Other assets consisted of the following:

	August 31, 2015	May 31, 2015
Net investment in sales-type leases	$5,545	$5,876
Prepaid expenses and other	4,584	4,265
SERP	3,218	3,521
Demonstration equipment	240	81
	$13,587	$13,743
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board and the International Accounting Standards Board issued guidance to establish a new, more robust framework for the recognition of revenue related to the transfer of goods and services to customers. This guidance is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The impact this guidance will have on the consolidated financial statements cannot be determined at this time.
Other Comprehensive Income
Comprehensive income is equivalent to net income for all periods presented.
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at August 31, 2015 and May 31, 2015 except for the money market funds that are part of our SERP assets.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 3: Fair Value Measurements
We measure certain financial assets and liabilities at fair value on a recurring basis, including SERP assets and liabilities, and foreign currency derivatives. The fair value of financial assets and liabilities can be determined based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:
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
Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	August 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$166	$—	$—	$166
Mutual funds	3,052	—	—	3,052
Foreign exchange forward contracts	—	10	—	10
Total assets measured at fair value	$3,218	$10	$—	$3,228

Liabilities
SERP	$3,218	$—	$—	$3,218
Total liabilities measured at fair value	$3,218	$—	$—	$3,218

	May 31, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$166	$—	$—	$166
Mutual funds	3,355	—	—	3,355
Total assets measured at fair value	$3,521	$—	$—	$3,521

Liabilities
SERP	$3,521	$—	$—	$3,521
Foreign exchange forward contracts	—	16	—	16
Total liabilities measured at fair value	$3,521	$16	$—	$3,537
The fair value measures for our SERP assets and liabilities were derived from quoted market prices in active markets and are included in Level 1 inputs. Our SERP assets include money market and mutual funds, which we classify as trading securities.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Foreign currency forward contracts were valued based on observable market spot and forward rates as of our reporting date and are included in Level 2 inputs.
Note 4: Equity Incentive Plan
Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. Pursuant to the Equity Incentive Plan, we have granted restricted stock units to directors, officers and key employees. Our Equity Incentive Plan expired on August 22, 2015. The proposal to approve the amended and restated 2005 Equity Incentive Plan is pending vote at our Annual Meeting of Shareholders to be held on October 15, 2015.
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
The following table represents restricted stock unit activity for the three months ended August 31, 2015:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2015	129	$16.75
Granted	104	11.02
Vested	(65)	16.83
Forfeited/canceled	(6)	16.72
Nonvested at August 31, 2015	162	$13.02
We granted 104 restricted stock units during the three months ended August 31, 2015 and 69 restricted stock units during the three months ended August 31, 2014.
Under the terms of our restricted stock unit agreements, nonvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, the restricted stock units are defined as non-participating securities. As of August 31, 2015, we have unrecognized share-based compensation cost of approximately $1,971 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.3 years.
We had 310 and 393 vested restricted stock units outstanding as of August 31, 2015 and 2014, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
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
We recorded $273 and $288 of share-based compensation as part of SG&A expenses for the three months ended August 31, 2015 and 2014, respectively.
We receive a tax deduction for certain restricted stock units on the date the related shares are issued, generally for (1) the fair value of our common stock at the date of issuance and (2) for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized when restricted stock units are issued and the tax deductions (fair value at issuance) are greater than the compensation expense for financial reporting purposes (fair value at the

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

date of grant). Shortfalls are realized when the fair value at issuance is less than the fair value at grant. For the three months ended August 31, 2015, we realized a total shortfall of $1. We realized a total excess tax benefit of $82 for the three months ended August 31, 2014.
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
Our goodwill and intangibles at August 31, 2015 are the result of our acquisition of Equipment Management Technology, Inc. on August 24, 2011, Telogy LLC on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.
The changes in carrying amount of goodwill and other intangible assets for the three months ended August 31, 2015 were as follows:

	Balance as of June 1, 2015 (net of amortization)	Additions	Amortization	Balance as of August 31, 2015
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	333	—	(29)	304
	$3,853	$—	$(29)	$3,824
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of August 31, 2015 and May 31, 2015.
Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following tables provide a summary of our intangible assets:

	August 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,790)	304
		$2,505	$(1,790)	$715

	May 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,761)	333
		$2,505	$(1,761)	$744
Amortization expense related to intangible assets was $29 and $41 for the three months ended August 31, 2015 and 2014, respectively.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of August 31, 2015:

Year ending May 31,	Future Amortization
2016 (remaining)	$89
2017	118
2018	97
2019	—
2020	—
$304
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at August 31, 2015.
We had no borrowings outstanding under the Credit Agreement at August 31, 2015 and $2,387 of borrowings outstanding at May 31, 2015. The weighted average interest rate under the line of credit was approximately 1.25% at May 31, 2015.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	August 31, 2015	May 31, 2015
Gross minimum lease payments receivable	$5,750	$6,109
Less – unearned interest	(205)	(233)
Net investment in sales-type lease receivables	$5,545	$5,876

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Payments
2016 (remaining)	$3,637
2017	1,892
2018	221
2019	—
2020	—
$5,750
Note 8: Segment Reporting and Related Disclosures
Accounting guidance establishes reporting standards for an enterprise’s operating segments and related disclosures about its products, services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available and is regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance. In order to determine our operating segments, we considered the following: an operating segment is a component of an enterprise (i) that engages in business activities from which it may earn revenues and incur expenses, (ii) whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and (iii) for which discrete financial information is available. In accordance with this guidance, we have identified two operating segments in our business: our T&M and DP businesses.
In the past, we concluded that although we had separate operating segments for T&M and DP equipment, these two segments could be aggregated into a single reportable segment because they had similar economic characteristics and qualitative factors. However, as a result of a change in economic characteristics in fiscal 2015 in our T&M segment, primarily attributable to the expiration of the Keysight reseller agreement and greater competition in the marketplace, we concluded that we no longer expected similar economic characteristics and qualitative factors to continue in the future. As such, management concluded that the operating segments should no longer be aggregated. Following the change in the composition of our reportable operating segments, we restated the segment information for fiscal 2015.
Our equipment pool, based on acquisition cost, consisted of $425,684 of T&M equipment and $38,732 of DP equipment at August 31, 2015 and $434,963 of T&M equipment and $37,824 of DP equipment at May 31, 2015. Additional segment asset information is not available.
Revenues for these operating segments were as follows for the three months ended August 31, 2015 and 2014:

	T&M	DP	Total
2015
Rentals and leases	$27,130	$5,173	$32,303
Sales of equipment and other revenues	20,543	497	21,040
Segment and consolidated total	$47,673	$5,670	$53,343

2014
Rentals and leases	$29,249	$4,640	$33,889
Sales of equipment and other revenues	27,476	506	27,982
Segment and consolidated total	$56,725	$5,146	$61,871

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Depreciation of rental and lease equipment for these operating segments was as follows for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,
	2015	2014
T&M	$13,454	$12,932
DP	1,147	983
Segment and consolidated total	$14,601	$13,915
Amortization expense is not material and is included in SG&A expenses.
We consider the marginal contribution as our measure of segment profit or loss. The marginal contribution is calculated as operating revenue less operating costs and direct and allocated SG&A expenses. Marginal contribution for these operating segments was as follows for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,
	2015	2014
T&M	$11,707	$14,716
DP	933	681
Total marginal contribution of operating segments	12,640	15,397
Deduct:
Unallocated SG&A expenses	8,447	7,938
Add:
Interest income (expense), net	(242)	103
Income before income taxes	$3,951	$7,562
No single customer accounted for more than 10% of total revenues during the three months ended August 31, 2015 and 2014.

We conduct rental, leasing and sales activities in foreign countries. Selected country information is presented below:

	Three Months Ended August 31,
	2015	2014
Revenues: [1]
U.S.	$44,347	$51,152
Other [2]	8,996	10,719
Total	$53,343	$61,871

	As of
	August 31, 2015	May 31, 2015
Net Long-Lived Assets: [3]
U.S.	$191,166	$197,514
Other [2]	48,499	47,277
Total	$239,665	$244,791

[1]	Revenues by country are based on the shipping destination.

[2]	Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total consolidated revenues and net long-lived assets.

[3]	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended August 31, 2015 and 2014:

	Three Months Ended August 31,
	2015	2014
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,416	24,372
Effect of unvested restricted stock units	10	24
Diluted shares used in per share calculation	24,426	24,396
Net income	$2,470	$4,771
Earnings per share:
Basic	$0.10	$0.20
Diluted	$0.10	$0.20
We did not include 146 and 69 shares in the calculation of diluted earnings per share for the three months ended August 31, 2015 and 2014, respectively, as to do so would be antidilutive.

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
We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of penalties and interest on uncertain tax positions. There were no uncertain tax positions in fiscal 2016 and 2015.
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

Note 12: Subsequent Events
On September 3, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share. The dividend will be paid on October 9, 2015 to shareholders of record as of September 18, 2015.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses (a) our financial condition as of August 31, 2015 and May 31, 2015, (b) the results of our operations for the three months ended August 31, 2015 and 2014, and (c) our cash flows for the three months ended August 31, 2015 and 2014. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, to which you are directed for additional information.
Overview
We are a global organization devoted to the rental, lease and sale of new and used electronic test and measurement (“T&M”) equipment. We purchase T&M equipment from leading manufacturers such as Keysight Technologies, Inc. (formerly Agilent Technologies, Inc., “Keysight”), Anritsu, Inc. ("Anritsu"), Rohde & Schwarz Gmbh & Co. KG ("Rohde & Schwarz") and Tektronix Inc. Our customers rent, lease and buy our T&M equipment, and use that equipment primarily in the aerospace and defense, telecommunications, electronics, industrial and semiconductor industries.
In addition, although it represented only approximately 10.6% of our revenues for the first three months of fiscal 2016, our Data Products ("DP") division is a large United States rental segment offering personal computers from manufacturers including Dell, HP, IBM, Toshiba and Apple.
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

•
New Equipment Sales. We sell new T&M equipment. We were, through May 31, 2015, an authorized reseller of certain new Keysight T&M products and services to small and medium size customers in the United States and Canada. Substantially all of our new equipment sales prior to May 31, 2015 were through our Keysight reseller agreement. In the first quarter of fiscal 2016, we were able to enter into reseller agreements with other T&M equipment manufacturers, including Anritsu, Rohde & Schwarz and ART-Fi SAS.

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
Our Equipment Management Strategy
To maximize our overall profitability from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment for our rental pool to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy utilizing our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on an annual basis or more frequently when factors indicating potential impairment are present. We recognized $0.4 million equipment impairment charges related to our equipment pool during the three months ended August 31, 2015.
Foreign Operations and Hedging
Due to our foreign operations, we have revenue, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European, Chinese and Canadian operations. As a result of these forward contracts, we were able to reduce the impact of foreign currency fluctuations flowing through our operating results during the three months ended August 31, 2015.
Profitability and Key Business Trends
The following is a summary of certain financial metrics, comparing the first three months of fiscal 2016 to the first three months of fiscal 2015, that our management deem important indicators of the performance of the Company:

•
our rental and lease revenues decreased by 4.7% to $32.3 million from $33.9 million primarily due to the negative effect of a decline in foreign exchange rates and a decrease in rates as a result of competition;

•
our sales of equipment and other revenues decreased by 24.8% to $21.0 million from $28.0 million primarily due to a decrease in new equipment sales of $9.0 million as a result of the expiration of Keysight reseller agreement;

•	our operating profit decreased 43.8% to $4.2 million from $7.5 million primarily due to the decrease in revenues without a commensurate decrease in costs and expenses;

•	our net income decreased 48.2% to $2.5 million from $4.8 million;

•	our net income per diluted common share (EPS) decreased 50.0% to $0.10 from $0.20;

•	our net income (annualized) as a percentage of average assets declined to 3.3% from 6.3%; and

•	our net income (annualized) as a percentage of average equity declined to 4.3% from 8.3%.
Comparison of Three Months Ended August 31, 2015 and August 31, 2014
Revenues
Total revenues for the three months ended August 31, 2015 and 2014 were $53.3 million and $61.9 million, respectively. The 13.8% decrease in total revenues was due to a 4.7% decrease in rental and lease revenues and a 24.8% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the three months ended August 31, 2015 were $32.3 million, compared to $33.9 million for the same period of the prior fiscal year as follows:

	Three Months Ended August 31,
	2015	2014
T&M rental and lease revenue	$27,130	$29,249
DP rental and lease revenue	5,173	4,640
	$32,303	$33,889
Our T&M rental and lease revenues decreased by $2.1 million primarily due to a decrease in rental rates of $2.0 million. The decrease in rates was primarily driven by competition and a change in product mix and included the effect of a decrease in foreign exchange rates of $0.8 million affecting our European and Canadian operations.
The decrease in T&M rental and lease business was partially offset by a $0.5 million increase in DP rental and lease revenues primarily due to increase in demand.

Sales and Other Revenues
Sales of equipment and other revenues decreased to $21.0 million for the first three months of fiscal 2016 from $28.0 million in the prior fiscal year as follows:

	Three Months Ended August 31,
	2015	2014
Sales of new equipment	$10,839	$19,809
Sales of used equipment and other revenues	10,201	8,173
	$21,040	$27,982
The decrease in sales of equipment and other revenues for the three months ended August 31, 2015 as compared to fiscal 2015 was primarily the result of a $9.0 million, or 45.3%, decrease in sales of new equipment as a result of the expiration of the Keysight reseller agreement, partially offset by a $2.1 million, or 30.0%, increase in sales of used equipment due to increase in demand. Other revenues for the first quarter of fiscal 2016 remained comparable to the first quarter of fiscal 2015.
Substantially all of our new equipment sales prior to May 31, 2015 were through our Keysight reseller agreement. Keysight elected not to renew our reseller agreement on its expiration on May 31, 2015, as part of a strategic decision to pursue a direct sales approach. In the first quarter of fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu, Rohde & Schwarz and ART-Fi SAS. The expiration of the Keysight reseller agreement will continue to affect our new equipment sales, and consequently our revenues and net income, as we fulfill our existing backlog of sales and look to rebuild our new equipment sales under reseller agreements with other equipment manufacturers.
Operating Expenses
Depreciation of rental and lease equipment for the first three months of fiscal 2016 and 2015 increased to $14.6 million from $13.9 million, respectively, primarily due to the depreciation expense related to Keysight demonstration equipment that was transferred into our rental pool after the reseller agreement expired on May 31, 2015. Depreciation as a percentage of rental and lease revenues also increased from 41.1% to 45.2% for the three months ended August 31, 2014 and 2015, respectively, due to an increase in the equipment pool and a decrease in rental and lease revenues.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals, insurance and warehousing costs associated with our rental and lease equipment, increased slightly to $4.9 million for the three months ended August 31, 2015 compared to $4.6 million for the three months ended August 31, 2014 primarily due to the $0.4 million equipment impairment loss recognized in the first quarter of fiscal 2016.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $14.9 million in the first three months of fiscal 2016 from $20.9 million in the same period of fiscal 2015 primarily due to a decrease in sales of equipment and other revenue. Costs of sales of equipment and other revenues as a percentage of sales of equipment and other revenues decreased to 70.7% in the first three months of fiscal 2016 from 74.7% in fiscal 2015. This decrease was primarily due to a change in product mix with a decline in new equipment sales, while used equipment sales, which generally result in higher margins, increased. Our sales margin percentage is expected to fluctuate depending on the mix of used and new equipment sales and is also impacted by competition.
Selling, general and administrative expenses remained relatively comparable to fiscal 2015 at $14.8 million in the first three months of fiscal 2016 and $15.0 million in the same period of fiscal 2015. As a percentage of total revenues, SG&A expenses increased to 27.7% for the first three months of fiscal 2016 compared to 24.3% for the first three months of fiscal 2015 primarily due to decrease in revenue without a commensurate decrease in SG&A expenses. While sales of new equipment declined for the first quarter, we did not implement any reductions in our sales team. The knowledge and experience of our sales team are a key competitive differentiator for our business, and we believe that they will be instrumental in developing revenues under the new reseller agreements.
Operating Profit
Our operating profit decreased 43.8%, or $3.3 million, from $7.5 million for the first three months of fiscal 2015 to $4.2 million for the first three months of fiscal 2016. As compared to the same period in the prior fiscal year, our rental and lease business contributed $2.6 million less to operating profit, resulting from a $1.6 million decrease in rental and lease revenues, an increase in our costs of rentals and leases, excluding depreciation of $0.3 million, which included an impairment charge of $0.4 million, and a $0.7 million increase in depreciation expense. Operating profit from sales of equipment and other revenues decreased by $0.9 million as compared to fiscal 2015 as our sales of equipment and other revenues decreased by $6.9 million while the related costs decreased by only $6.0 million. Our SG&A expenses for the first quarter of fiscal 2016 remained comparable to the first quarter of fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Three Months Ended August 31,
	2015	2014	Change
T&M	$257.7	$257.5	0.1%
DP	$14.8	$13.1	13.0%
Average T&M acquisition cost of equipment on rent and lease for the three months ended August 31, 2015 remained comparable to fiscal 2015 levels. Our average acquisition cost of DP equipment on rent and lease for the three months ended August 31, 2015 increased as compared to fiscal 2015 due to an increase in demand for DP products.
Average Rental and Lease Rates
Average T&M rates decreased by 6.9% for the three months ending August 31, 2015 while average DP rates increased by 0.7% for the three months ended August 31, 2015 as compared to the prior fiscal year. The decrease in T&M rental rates is due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and a change in product mix. The increase in DP rates is the result of an increase in demand.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 62.4% from 64.0% for the three months ended August 31, 2015 and 2014, respectively. The average utilization of our DP equipment pool, based on the same method of calculation, increased from 38.1% to 44.1% for the three months ended August 31, 2014 and 2015, respectively. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, transfers of demonstration equipment into the rental and lease equipment pool, and sales of used equipment.
Backlog
As of August 31, 2015, our sales order backlog for T&M equipment relating to our resale channel was $2.0 million, a decrease of 68.8% from $6.4 million at August 31, 2014. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. The majority of the backlog is related to the Keysight reseller agreement and is expected to be delivered to customers within the next three months. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Backlog, on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Income Tax Provision
Our effective tax rate increased to 37.5% in the first three months of fiscal 2016 from 36.9% in the first three months of fiscal 2015 primarily due to higher losses in our China operations for which we receive no tax benefit.

Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been for purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we paid for $16.3 million of rental and lease equipment purchases during the first three months of fiscal 2016 compared to $17.8 million during the first three months of fiscal 2015, a decline of 8.7%.
Dividends Paid
We paid dividends of $0.13 and $0.20 per common share during the first three months ended August 31, 2015 and 2014, respectively, amounting to an aggregate of $3.2 million and $5.0 million during the first three months of fiscal 2016 and 2015, respectively. Payment of future dividends is in the discretion of our Board of Directors and depends on sales, profitability and other performance metrics of the Company, subject to compliance with applicable law.
Cash
The balance of our cash was $8.7 million at August 31, 2015, an increase of $4.7 million from May 31, 2015, due to cash provided by operating activities of $16.7 million partially offset by cash used in financing activities of $6.3 million and cash used in investing activities of $5.7 million. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders.
Cash Flows and Credit Facility
During the first three months of fiscal 2016 and 2015, net cash provided by operating activities was $16.7 million and $12.4 million, respectively. The increase of $4.2 million in net cash provided by operating activities for the first three months of fiscal 2016 was primarily due to changes in working capital, primarily accounts receivable, partially offset by a decrease in net income.
During the first three months of fiscal 2016 and 2015, net cash used in investing activities was $6.3 million and $9.6 million, respectively. The decrease in cash used in investing activities for the first three months of fiscal 2016 was primarily due to a decrease in payments for purchases of rental and lease equipment of $1.6 million and an increase in proceeds from sale of rental and lease equipment of $1.8 million.
Net cash used in financing activities was $5.7 million and $4.9 million for the first three months of fiscal 2016 and 2015, respectively. Borrowings under our bank line of credit were $10.4 million for the first three months of fiscal 2016 compared to $8.6 million for the first three months of fiscal 2015. Payments under our bank line of credit were $12.8 million for the three months ended August 31, 2015 compared to $8.6 million for the three months ended August 31, 2014. Payments of dividends decreased to $3.2 million for the first three months of fiscal 2016 from $5.0 million for the first three months in fiscal 2015.
We believe that cash, cash flows from operating activities, proceeds from the sale of equipment and our borrowing capacity will be sufficient to fund our operations for at least the next twelve months.
Contractual Obligations
Our contractual obligations have not changed materially from those included in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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
We identified certain critical accounting policies that affect certain of our more significant estimates and assumptions used in preparing our consolidated financial statements in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. Those include our policies related to Asset Lives and Depreciation Methods, Impairment of Long-Lived Assets, Goodwill Impairment, and Revenue Recognition. We have not made any material changes to these policies as previously disclosed in our Annual Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
During the first three months of fiscal 2016, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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
As of August 31, 2015, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective for their intended purpose described above.
During the fiscal quarter covered by this report, Craig Jones, our longtime Chief Financial Officer retired following a 26-year career with our Company. On the effectiveness of Mr. Jones’ resignation, Allen Sciarillo assumed the roles of Acting Chief Financial Officer, principal accounting officer and principal financial officer. Mr. Sciarillo has served as our VP Finance since February 12, 2015 and our Controller since he joined our company in 2006.
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
In addition to the other information set forth in this report, you should carefully consider the discussion of various risks and uncertainties contained in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015. We believe those risk factors are the most relevant to our business and could cause our results to differ materially from the forward-looking statements made by us. However, those are not the only risk factors that we face. Additional risks that we do not consider material, or of which we are not currently aware, may also have an adverse impact on us. Our business, financial condition, and results of operations could be seriously harmed if any of these risks or uncertainties actually occurs or materializes. In that event, the market price for our common stock could decline, and our shareholders may lose all or part of their investment.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit No.	Document Description	Incorporation by Reference

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1*	Section 1350 Certification by Chief Executive Officer	Furnished herewith.

32.2*	Section 1350 Certification by Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ELECTRO RENT CORPORATION

Date:	October 8, 2015	/s/ Allen Sciarillo
Allen Sciarillo Vice President of Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)