Form 10-Q
period 2015-11-30
ELECTRO RENT CORP
filed 2016-01-07
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended November 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of January 6, 2016 was 24,127,743.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended November 30, 2015

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
We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are based on our beliefs and assumptions based on currently available information at the time such statements are made. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material.
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

Part I. - FINANCIAL INFORMATION
Item 1. Financial Statements.
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Revenues:
Rentals and leases	$32,173	$33,469	$64,476	$67,358
Sales of equipment and other revenues	11,137	26,234	32,177	54,216
Total revenues	43,310	59,703	96,653	121,574
Operating expenses:
Depreciation of rental and lease equipment	14,340	14,670	28,941	28,585
Costs of rentals and leases, excluding depreciation	4,275	4,547	9,187	9,121
Costs of sales of equipment and other revenues	6,814	19,661	21,680	40,563
Selling, general and administrative expenses	14,431	14,598	29,202	29,619
Total operating expenses	39,860	53,476	89,010	107,888
Operating profit	3,450	6,227	7,643	13,686
Interest income/(expense), net	78	79	(164)	182
Other income	13	1,390	13	1,390
Income before income taxes	3,541	7,696	7,492	15,258
Income tax provision	1,351	2,901	2,832	5,692
Net income	$2,190	$4,795	$4,660	$9,566
Earnings per share:
Basic	$0.09	$0.20	$0.19	$0.39
Diluted	$0.09	$0.20	$0.19	$0.39
Shares used in per share calculation:
Basic	24,440	24,404	24,426	24,380
Diluted	24,447	24,408	24,433	24,393
Cash dividend declared per share	$0.13	$0.20	$0.25	$0.40
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	November 30, 2015	May 31, 2015
Assets
Cash	$6,594	$4,064
Accounts receivable, net of allowance for doubtful accounts of $635 and $604	25,461	33,863
Rental and lease equipment, net of accumulated depreciation of $237,447 and $241,116	217,356	231,671
Other property, net of accumulated depreciation and amortization of $17,198 and $16,749	12,724	13,120
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,820 and $1,761	685	744
Other assets	19,256	13,743
	$285,185	$300,314
Liabilities and Shareholders' Equity
Liabilities:
Bank borrowings	$—	$2,387
Accounts payable	5,158	8,234
Accrued expenses	13,725	18,487
Deferred revenue	5,312	5,576
Deferred tax liability	33,920	37,652
Total liabilities	58,115	72,336
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding November 30, 2015 - 24,127,743; May 31, 2015 - 24,108,176	40,989	40,440
Retained earnings	186,081	187,538
Total shareholders’ equity	227,070	227,978
	$285,185	$300,314
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Six Months Ended November 30,
	2015	2014
Cash flows from operating activities:
Net income	$4,660	$9,566
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,567	29,085
Rental and lease equipment impairment	443	—
Remeasurement (gain)/loss on foreign currency	111	(7)
Provision for losses on accounts receivable	260	381
Gain on sale of rental and lease equipment	(6,483)	(6,625)
Stock compensation expense	648	649
Excess tax benefit for share-based compensation	(15)	(116)
Deferred income taxes	(3,732)	(4,526)
Change in operating assets and liabilities:
Accounts receivable	7,515	(2,662)
Other assets	(6,067)	(4,194)
Accounts payable	(580)	789
Accrued expenses	(4,607)	1,199
Deferred revenue	(238)	(543)
Net cash provided by operating activities	21,482	22,996
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	17,229	16,168
Payments for purchase of rental and lease equipment	(27,278)	(32,985)
Payments for purchase of other property	(171)	(250)
Net cash used in investing activities	(10,220)	(17,067)
Cash flows from financing activities:
Borrowings under bank line of credit	10,407	31,070
Payments under bank line of credit	(12,794)	(28,227)
Minimum tax withholdings on share-based compensation	(114)	(10)
Excess tax benefit for share-based compensation	15	116
Payment of dividends	(6,215)	(9,902)
Net cash used in financing activities	(8,701)	(6,953)
Effect of exchange rate changes on cash	(31)	278
Net increase (decrease) in cash	2,530	(746)
Cash at beginning of period	4,064	5,946
Cash at end of period	$6,594	$5,200

Interest paid, during the period	$38	$17
Income taxes paid, during the period	$10,657	$7,712
Dividends accrued during the period, not yet paid	$57	$104
Rental equipment acquisitions, not yet paid	$1,981	$3,843
Used equipment sales in accounts receivable and other assets, not yet collected	$6,414	$9,356
Transfers from other assets to rental and lease equipment	$79	$1,998
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
We enter into finance leases as lessor for some of our equipment. Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, net of unearned interest, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary, and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer base.
Initial direct costs for operating and finance leases are insignificant.
Sales of new equipment are recognized in the period in which the equipment is delivered and risk of loss passes to the customer, while sales of used equipment from our rental and lease equipment pool are recognized in the period in which the equipment is shipped and risk of loss passes to the customer. In the case of equipment sold to customers that is already on rent or on lease to the same party, revenue is recognized at the agreed-upon date when the rent or lease term ends and the risk of loss passes to the customer.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The amount of revenue recognized for sales of new equipment depends on whether we sell as principal or as agent for the original equipment manufacturer.  Prior to May 31, 2015, our sales of new equipment were derived primarily from the reseller agreement with Keysight Technologies, Inc. In fiscal 2016, we were able to enter into reseller agreements with other T&M equipment manufacturers, including Anritsu, Inc. ("Anritsu") and Rohde & Schwarz Gmbh & Co. KG ("Rohde & Schwarz"). Under the terms of the agreements we act as the principal with respect to sales of new equipment, based on several factors, including:
(1) We act as the primary obligor by working directly with our customers to define their needs, providing them with options to satisfy such needs, contracting directly with the customer, and, to the extent required, providing customers with instruction on the use of the product and additional technical support once the product is received by the customer. The original equipment manufacturer is not a party to our customer sales agreements, nor is it referenced in the agreements, and therefore has no obligation to our customers with the exception of the manufacturer’s standard warranty on the product;
(2) We bear back-end risk of inventory loss with respect to any product return from the customer as the original equipment manufacturer is not required to accept returns of equipment from us. Under the reseller agreement with Keysight, we also bore front-end risk of inventory loss in those cases where we acquired products for resale into our equipment pool prior to shipment to customers;
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
Operating Expenses
Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rental and lease revenues. Costs of rentals and leases included impairment charges of $0 and $443 related to our T&M rental and lease equipment during the three and six months ended November 30, 2015. No impairments occurred for the three and six months ended November 30, 2014.
Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $373 and $590 for the three and six months ended November 30, 2015 and $250 and $419 for the three and six months ended November 30, 2014. SG&A expenses also included shipping and handling costs of $929 and $1,873 for the three and six months ended November 30, 2015 and $1,085 and $2,121 for the three and six months ended November 30, 2014.
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
The fair values of our foreign exchange forward contracts in the consolidated balance sheets are shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	November 30, 2015	May 31, 2015
Foreign exchange forward contracts	Other assets	$12	$(16)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended November 30, 2015	Three Months Ended November 30, 2014
Foreign exchange forward contracts	SG&A expenses	$149	$508

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Six Months Ended November 30, 2015	Six Months Ended November 30, 2014
Foreign exchange forward contracts	SG&A expenses	$177	$381
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
Other assets consisted of the following:

	November 30, 2015	May 31, 2015
Demonstration equipment	$4,937	$81
Net investment in sales-type leases	4,737	5,876
Prepaid expenses and other	3,677	4,265
SERP	3,274	3,521
Income taxes receivable	2,631	—
	$19,256	$13,743
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
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at November 30, 2015 and May 31, 2015 except for the money market funds that are part of our SERP assets.
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
Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	November 30, 2015
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$35	$—	$—	$35
Mutual funds	3,239	—	—	3,239
Foreign exchange forward contracts	—	12	—	12
Total assets measured at fair value	$3,274	$12	$—	$3,286

Liabilities
SERP	$3,274	$—	$—	$3,274
Total liabilities measured at fair value	$3,274	$—	$—	$3,274

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
Note 4: Equity Incentive Plan
Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”), as amended and restated, authorizes our Board of Directors to grant incentive and non-statutory stock option grants, stock appreciation rights, restricted stock awards, restricted stock units, performance unit awards and performance share awards covering a maximum of 1,000 shares of our common stock. Pursuant to the Equity Incentive Plan, we have granted restricted stock units to directors, officers and key employees.
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
The following table represents restricted stock unit activity for the six months ended November 30, 2015:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2015	129	$16.75
Granted	182	11.24
Vested	(71)	16.43
Forfeited/canceled	(6)	16.72
Nonvested at November 30, 2015	234	$12.57
We granted 78 and 182 restricted stock units during the three and six months ended November 30, 2015 and 18 and 87 restricted stock units during the three and six months ended November 30, 2014.
Under the terms of our restricted stock unit agreements, nonvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, the restricted stock units are defined as non-participating securities. As of

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

November 30, 2015, we have unrecognized share-based compensation cost of approximately $2,488 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.2 years.
We had 315 and 397 vested restricted stock units outstanding as of November 30, 2015 and 2014, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
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
We recorded $375 and $648 of share-based compensation as part of SG&A expenses for the three and six months ended November 30, 2015 and $361 and $649 for the three and six months ended November 30, 2014.
We receive a tax deduction for certain restricted stock units on the date the related shares are issued, generally for (1) the fair value of our common stock at the date of issuance and (2) for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized when restricted stock units are issued and the tax deductions (fair value at issuance) are greater than the compensation expense for financial reporting purposes (fair value at the date of grant). Shortfalls are realized when the fair value at issuance is less than the fair value at grant. For the six months ended November 30, 2015 and 2014, we realized a total excess tax benefit of $15 and $116, respectively.
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
Our goodwill and intangibles at November 30, 2015 are the result of our acquisition of Equipment Management Technology, Inc. on August 24, 2011, Telogy LLC on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.
The changes in carrying amount of goodwill and other intangible assets for the six months ended November 30, 2015 were as follows:

	Balance as of June 1, 2015 (net of amortization)	Additions	Amortization	Balance as of November 30, 2015
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	333	—	(59)	274
	$3,853	$—	$(59)	$3,794
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of November 30, 2015 and May 31, 2015.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following tables provide a summary of our intangible assets:

	November 30, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,820)	274
		$2,505	$(1,820)	$685

	May 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,761)	333
		$2,505	$(1,761)	$744
Amortization expense related to intangible assets was $30 and $59 for the three and six months ended November 30, 2015 and $29 and $41 for the three and six months ended November 30, 2014, respectively.
Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of November 30, 2015:

Year ending May 31,	Future Amortization
2016 (remaining)	$59
2017	118
2018	97
2019	—
2020	—
$274
Note 6: Borrowings
On November 19, 2013, we entered into a credit agreement (the “Credit Agreement”) with J.P. Morgan Chase Bank, National Association (“JPM”), as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement provides for a $25,000 revolving credit facility, including swingline loans and letters of credit. The Credit Agreement expires on November 30, 2017.
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at November 30, 2015.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

We had no borrowings outstanding under the Credit Agreement at November 30, 2015 and $2,387 of borrowings outstanding at May 31, 2015. The weighted average interest rate under the line of credit was approximately 1.25% at May 31, 2015.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	November 30, 2015	May 31, 2015
Gross minimum lease payments receivable	$4,906	$6,109
Less – unearned interest	(169)	(233)
Net investment in sales-type lease receivables	$4,737	$5,876
The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Payments
2016 (remaining)	$2,357
2017	2,211
2018	320
2019	18
2020	—
$4,906
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
In the past, we concluded that although we had separate operating segments for T&M and DP equipment, these two segments could be aggregated into a single reportable segment because they had similar economic characteristics and qualitative factors. However, as a result of a change in economic characteristics in fiscal 2015 in our T&M segment, primarily attributable to the expiration of the Keysight reseller agreement and greater competition in the marketplace, we concluded that we no longer expected similar economic characteristics and qualitative factors to continue in the future. As such, management determined that the operating segments should no longer be aggregated. Following the change in the composition of our reportable operating segments, we restated the segment information for fiscal 2015.
Our equipment pool, based on acquisition cost, consisted of $417,562 of T&M equipment and $37,241 of DP equipment at November 30, 2015 and $434,963 of T&M equipment and $37,824 of DP equipment at May 31, 2015. Additional segment asset information is not available.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Revenues for these operating segments were as follows for the three months ended November 30, 2015 and 2014:

	T&M	DP	Total
2015
Rentals and leases	$27,467	$4,706	$32,173
Sales of equipment and other revenues	10,489	648	11,137
Segment and consolidated total	$37,956	$5,354	$43,310

2014
Rentals and leases	$28,789	$4,680	$33,469
Sales of equipment and other revenues	25,758	476	26,234
Segment and consolidated total	$54,547	$5,156	$59,703
Revenues for these operating segments were as follows for the six months ended November 30, 2015 and 2014:

	T&M	DP	Total
2015
Rentals and leases	$54,597	$9,879	$64,476
Sales of equipment and other revenues	31,032	1,145	32,177
Segment and consolidated total	$85,629	$11,024	$96,653

2014
Rentals and leases	$58,038	$9,320	$67,358
Sales of equipment and other revenues	53,233	983	54,216
Segment and consolidated total	$111,271	$10,303	$121,574
Depreciation of rental and lease equipment for these operating segments was as follows for the three and six months ended November 30, 2015 and 2014:

	Three Months Ended November 30,
	2015	2014
T&M	$13,246	$13,603
DP	1,094	1,067
Segment and consolidated total	$14,340	$14,670

	Six Months Ended November 30,
	2015	2014
T&M	$26,695	$26,529
DP	2,246	2,056
Segment and consolidated total	$28,941	$28,585
Amortization expense is not material and is included in SG&A expenses.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

We consider the marginal contribution as our measure of segment profit or loss. The marginal contribution is calculated as operating revenue less operating costs and direct and allocated SG&A expenses. Marginal contribution for these operating segments was as follows for the three and six months ended November 30, 2015 and 2014:

	Three Months Ended November 30,
	2015	2014
T&M	$9,939	$12,735
DP	2,175	1,693
Total marginal contribution of operating segments	12,114	14,428
Deduct:
Unallocated SG&A expenses	8,664	8,201
Add:
Interest income (expense), net	78	79
Other income	13	1,390
Income before income taxes	$3,541	$7,696

	Six Months Ended November 30,
	2015	2014
T&M	$20,515	$26,453
DP	4,240	3,371
Total marginal contribution of operating segments	24,755	29,824
Deduct:
Unallocated SG&A expenses	17,112	16,138
Add:
Interest income (expense), net	(164)	182
Other income	13	1,390
Income before income taxes	$7,492	$15,258
No single customer accounted for more than 10% of total revenues during the six months ended November 30, 2015 and 2014.

We conduct rental, leasing and sales activities in foreign countries. Selected country information is presented below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Revenues: [1]
U.S.	$35,576	$50,245	$79,923	$101,397
Other [2]	7,734	9,458	16,730	20,177
Total	$43,310	$59,703	$96,653	$121,574

	As of
	November 30, 2015	May 31, 2015
Net Long-Lived Assets: [3]
U.S.	$180,978	$197,514
Other [2]	49,102	47,277
Total	$230,080	$244,791

[1]	Revenues by country are based on the shipping destination.

[2]	Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total consolidated revenues and net long-lived assets.

[3]	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three months ended November 30, 2015 and 2014:

	Three Months Ended November 30,		Six Months Ended November 30,
	2015	2014	2015	2014
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,440	24,404	24,426	24,380
Effect of unvested restricted stock units	7	4	7	13
Diluted shares used in per share calculation	24,447	24,408	24,433	24,393
Net income	$2,190	$4,795	$4,660	$9,566
Earnings per share:
Basic	$0.09	$0.20	$0.19	$0.39
Diluted	$0.09	$0.20	$0.19	$0.39
We did not include 113 shares in the calculation of diluted earnings per share for the three and six months ended November 30, 2015 and 83 for the three and six months ended November 31, 2014 as to do so would be antidilutive.

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
Note 13: Subsequent Events
On December 14, 2015, our Board of Directors declared a quarterly cash dividend of $0.125 per common share. The dividend will be paid on January 8, 2016 to shareholders of record as of December 24, 2015.
On December 2, 2015, we entered into Amendment Number One to Credit Agreement (the “Credit Agreement Amendment”) with J.P. Morgan Chase Bank, National Association, as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and a syndicate of lenders. The Credit Agreement Amendment extended the maturity date of the Credit Agreement from November 18, 2016 to November 30, 2017.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses (a) our financial condition as of November 30, 2015 and May 31, 2015, (b) the results of our operations for the three and six months ended November 30, 2015 and 2014, and (c) our cash flows for the six months ended November 30, 2015 and 2014. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, to which you are directed for additional information.
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
In addition, although it represented only approximately 11.4% of our revenues for the first six months of fiscal 2016, our Data Products ("DP") division is a large United States rental segment offering personal computers from leading manufacturers.
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

•
New Equipment Sales. We sell new T&M equipment. We were, through May 31, 2015, an authorized reseller of certain new Keysight T&M products and services to small and medium size customers in the United States and Canada. Substantially all of our new equipment sales prior to May 31, 2015 were through our Keysight reseller agreement. In the first quarter of fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu and Rohde & Schwarz.

Our Sales Strategy
We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have an experienced, highly technical sales force that specializes in all the products and services offered by our Company. Our sales force identifies potential customers through coordinated efforts with our marketing organization, which is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our extensive knowledge of the T&M and DP equipment environment to determine the right product to rent, lease or sell to the customer.
Our Equipment Management Strategy
To maximize our overall profitability from the rental, leasing, and sales of equipment, we manage our equipment pool on an on-going basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment for our rental pool to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy utilizing our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of the equipment pool on an annual basis or more frequently when factors indicating potential impairment are present. We recognized $0.4 million of equipment impairment charges related to our equipment pool during the six months ended November 30, 2015.
Foreign Operations and Hedging
Due to our foreign operations in Europe, Canada and China, we have revenue, expenses, assets and liabilities in foreign currencies, primarily the euro, Canadian dollar and Chinese yuan. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European, Chinese and Canadian operations. As a result of these forward contracts, we were able to reduce the impact of foreign currency fluctuations flowing through our operating results during the six months ended November 30, 2015.
Profitability and Key Business Trends
The following is a summary of certain financial metrics, comparing the first six months of fiscal 2016 to the first six months of fiscal 2015, that our management deem important indicators of the performance of the Company:

•
our rental and lease revenues decreased by 4.3% to $64.5 million from $67.4 million primarily due to a softening in certain industries we serve, a negative effect of a decline in foreign exchange rates and a decrease in rental/lease rates as a result of competition;

•
our sales of equipment and other revenues decreased by 40.7% to $32.2 million from $54.2 million primarily due to a decrease in new equipment sales of $22.5 million as a result of expiration of the Keysight reseller agreement;

•	our operating profit decreased 44.2% to $7.6 million from $13.7 million primarily due to the decrease in revenues without a commensurate decrease in costs and expenses;

•	our net income decreased 51.3% to $4.7 million from $9.6 million;

•	our net income per diluted common share (EPS) decreased 51.3% to $0.19 from $0.39;

•	our net income (annualized) as a percentage of average assets declined to 3.2% from 6.4%; and

•	our net income (annualized) as a percentage of average equity declined to 4.1% from 8.3%.
Comparison of Three Months Ended November 30, 2015 and November 30, 2014
Revenues
Total revenues for the three months ended November 30, 2015 and 2014 were $43.3 million and $59.7 million, respectively. The 27.5% decrease in total revenues was due to a 3.9% decrease in rental and lease revenues and a 57.5% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the three months ended November 30, 2015 were $32.2 million, compared to $33.5 million for the same period of the prior fiscal year as follows:

	Three Months Ended November 30,
	2015	2014
T&M rental and lease revenue	$27,467	$28,789
DP rental and lease revenue	4,706	4,680
	$32,173	$33,469
Our T&M rental and lease revenues decreased by $1.3 million due to a decrease in rental and lease rates of $1.6 million partially offset by an increase in demand of $0.3 million. The decrease in rates was primarily driven by competition, a change in product mix, and a $0.7 million decrease resulting from a change in foreign exchange rates affecting our European and Canadian operations. We also saw a softening in telecommunications and semiconductor manufacturing sectors while demand for aerospace and defense products increased.

The DP rental and lease revenues remained relatively consistent to fiscal 2015.
Sales and Other Revenues
Sales of equipment and other revenues decreased to $11.1 million for the second quarter of fiscal 2016 from $26.2 million for the second quarter of fiscal 2015 as follows:

	Three Months Ended November 30,
	2015	2014
Sales of new equipment	$2,978	$16,534
Sales of used equipment and other revenues	8,159	9,700
	$11,137	$26,234
The decrease in sales of new equipment in second quarter of fiscal 2016 as compared to the second quarter of fiscal 2015 is primarily a result of the expiration of the Keysight reseller agreement on May 31, 2015. The decrease in sales of used equipment and other revenues is primarily due to a decrease in used equipment sales as a result of a large buyout of equipment on rent and lease in the second quarter of fiscal 2015. This decrease was partially offset by an increase in other revenue primarily due to the negative effect a $1.3 million non-recurring, out-of-the-period adjustment that impacted other revenue in fiscal 2015.
Substantially all of our new equipment sales prior to May 31, 2015 were through the Keysight reseller agreement. Keysight elected not to renew our reseller agreement on its expiration on May 31, 2015, as part of a strategic decision to pursue a direct sales approach. In fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu and Rohde & Schwarz. The expiration of the Keysight reseller agreement will continue to affect our new equipment sales, and consequently our revenues and net income, as we look to rebuild our new equipment sales under reseller agreements with these new resellers. Of the $3.0 million of new equipment sold during the second quarter of fiscal 2016, $1.7 million related to the fulfillment of the Keysight backlog.
Operating Expenses
Depreciation expense in the second quarter of fiscal 2016 declined to $14.3 million as compared to $14.7 million in the second quarter of fiscal 2015. However, the depreciation ratio, as a percentage of rental and lease revenues, increased to 44.6% in the second quarter of fiscal 2016 from 43.8% in the second quarter of fiscal 2015 as T&M rental and lease revenues decreased.
Costs of rentals and leases, excluding depreciation, which primarily includes labor related costs of our operations personnel, supplies, repairs, equipment subrentals and insurance and warehousing costs associated with our rental and lease equipment, remained relatively consistent at $4.3 million and $4.5 million for the three months ended November 30, 2015 and 2014, respectively. Generally, this expense remains consistent as our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $6.8 million in the second quarter of fiscal 2016 from $19.7 million in the same period of fiscal 2015, which is in line with the decrease in sales of equipment revenues. Costs of sales of equipment and other revenues, as a percentage of sales of equipment and other revenues, decreased to 61.2% in the second quarter of fiscal 2016 from 74.9% in the second quarter of fiscal 2015. This decrease is primarily due to a shift in sales mix favoring used T&M equipment sales, which generally result in higher margins than new equipment sales. Our sales margin percentage is expected to fluctuate from quarter to quarter depending on the mix of used and new equipment sales and is impacted by competition.
SG&A expenses remained relatively consistent at $14.4 million in the second quarter of fiscal 2016 and $14.6 million in the second quarter of 2015. Although we have reduced selling costs in our SG&A expenses in the second quarter of fiscal 2016, compared to the same period in fiscal 2015, these reductions have been primarily offset by certain short-term administrative costs. As a percentage of total revenues, SG&A expenses increased to 33.3% in the second quarter of fiscal 2016 from 24.5% in the second quarter of fiscal 2015, due to a decrease in our revenue without a commensurate decrease in SG&A expenses. While sales of new equipment declined in fiscal 2016, we maintained the majority of our sales team as their knowledge and experience are a key competitive differentiator for our business, and we believe that they will be instrumental in developing revenues under the new reseller agreements.

Operating Profit
Our operating profit decreased 44.6%, or $2.7 million, to $3.5 million for the three months ended November 30, 2015 from $6.2 million for the three months ended November 30, 2014. As compared to the same period in the prior fiscal year, our rental and lease business contributed $0.7 million less to operating profit, resulting from a $1.3 million decrease in rental and lease revenues offset by a $0.3 million decrease in our depreciation expense and a $0.3 million decrease in our costs of rentals and leases, excluding depreciation. Operating profit from sales of equipment and other revenues decreased by $2.3 million as compared to fiscal 2015 as our sales of equipment and other revenues decreased by $15.1 million while our related costs decreased by $12.8 million. Our SG&A expenses decreased by $0.2 million as compared to fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Three Months Ended November 30,
	2015	2014	Change
T&M	$264.5	$261.4	1.2%
DP	$13.5	$13.7	(1.5)%
Average T&M acquisition cost of equipment on rent and lease for the three months ended November 30, 2015 increased as compared to the same period in fiscal 2015 due to an increase in demand. Average DP acquisition cost of equipment decreased due to decreased demand for DP products in the second quarter of fiscal 2016 as compared to the second quarter in fiscal 2015.
Average Rental and Lease Rates
Average T&M rental and lease rates decreased by 5.7% while the average DP rental and lease rates increased by 2.2% for the three months ending November 30, 2015 as compared to the second quarter in fiscal 2015. The decrease in T&M rates is due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and a change in product mix. The increase in DP rates is the result of changes in DP product mix.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 64.5% for the three months ended November 30, 2015 from 66.0% for the three months ended November 30, 2014. The decrease is primarily due to a large transfer of Keysight demonstration equipment into our rental pool upon the expiration of the Keysight resale agreement on May 31, 2015. The average utilization of our DP equipment pool, based on the same method of calculation, increased to 39.8% from 39.2% for the three months ended November 30, 2015 and 2014. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, sales of used equipment and transfers of demonstration equipment into our rental pool.
Income Tax Provision
Our effective tax rate increased to 38.2% in the second quarter of fiscal 2016 from 37.7% in the second quarter of fiscal 2015. The increase is due to a decline in pretax income relative to the levels of permanent tax differences during the second quarter of fiscal 2015 and to higher losses in our China operations for which we receive no tax benefit.

Comparison of Six Months Ended November 30, 2015 and November 30, 2014
Revenues
Total revenues for the six months ended November 30, 2015 and 2014 were $96.7 million and $121.6 million, respectively. The 20.5% decrease in total revenues was due to a 4.3% decrease in rental and lease revenues and a 40.7% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the six months ended November 30, 2015 were $64.5 million, compared to $67.4 million for the same period of the prior fiscal year as follows:

	Six Months Ended November 30,
	2015	2014
T&M rental and lease revenue	$54,597	$58,038
DP rental and lease revenue	9,879	9,320
	$64,476	$67,358
Our T&M rental and lease revenues decreased by $3.4 million primarily due to a decrease in rental and lease rates of $3.6 million partially offset by an increase in demand of $0.2 million. The decrease in rates was primarily driven by competition and a change in product mix and included the effect of a decrease in foreign exchange rates of $1.5 million affecting our European and Canadian operations.
The decrease in T&M rental and lease business was partially offset by a $0.6 million increase in DP rental and lease revenues primarily due to an increase in demand.
Sales and Other Revenues
Sales of equipment and other revenues decreased to $32.2 million for the first six months of fiscal 2016 from $54.2 million in the prior fiscal year as follows:

	Six Months Ended November 30,
	2015	2014
Sales of new equipment	$13,821	$36,342
Sales of used equipment and other revenues	18,356	17,874
	$32,177	$54,216
The decrease in sales of equipment and other revenues for the six months ended November 30, 2015 as compared to fiscal 2015 was primarily the result of a decrease in sales of new equipment, partially offset by a $0.5 million increase in sales of used equipment and other revenues. Sales of new equipment decreased by $22.5 million, or 62.0%, as a result of the expiration of the Keysight reseller agreement. Sales of used equipment and other revenue increased compared to prior period primarily due to the negative effect of a $1.3 million non-recurring, out-of-period adjustment that impacted other revenue in fiscal 2015.
Substantially all of our new equipment sales prior to May 31, 2015 were through our Keysight reseller agreement. Keysight elected not to renew our reseller agreement on its expiration on May 31, 2015, as part of a strategic decision to pursue a direct sales approach. In fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu and Rohde & Schwarz. The expiration of the Keysight reseller agreement will continue to affect our new equipment sales, and consequently our revenues and net income, as we fulfill our existing backlog of sales and look to rebuild our new equipment sales under reseller agreements with these new resellers. Of the $13.8 million of new equipment sold during fiscal 2016, $11.4 million related to the fulfillment of the Keysight backlog.
Operating Expenses
Depreciation of rental and lease equipment for the first six months of fiscal 2016 and 2015 remained relatively consistent at $28.9 million and $28.6 million, respectively. Depreciation as a percentage of rental and lease revenues also increased from 42.4% to 44.9% for the six months ended November 30, 2014 and 2015, respectively, due to a decrease in rental and lease revenues.

Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals, insurance and warehousing costs associated with our rental and lease equipment, remained consistent at $9.2 million for the six months ended November 30, 2015 compared to $9.1 million for the six months ended November 30, 2014.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $21.7 million in the first six months of fiscal 2016 from $40.6 million in the same period of fiscal 2015 primarily due to a decrease in sales of equipment and other revenue. Costs of sales of equipment and other revenues as a percentage of sales of equipment and other revenues decreased to 67.4% in the first six months of fiscal 2016 from 74.8% in fiscal 2015. This decrease was primarily due to a change in product mix with a decline in new equipment sales, while used equipment sales, which generally result in higher margins, remained consistent. Our sales margin percentage is expected to fluctuate from quarter to quarter depending on the mix of used and new equipment sales and is also impacted by competition.
Selling, general and administrative expenses decreased slightly to $29.2 million in the first six months of fiscal 2016 compared to $29.6 million for the first six months of fiscal 2015. Although we have reduced selling costs in our SG&A expenses for the six months of fiscal 2016, compared to the same period in fiscal 2015, these reductions have been primarily offset by certain short-term administrative costs. As a percentage of total revenues, SG&A expenses increased to 30.2% for the first six months of fiscal 2016 compared to 24.4% for the first six months of fiscal 2015 primarily due to a decrease in revenue without a commensurate decrease in SG&A expenses. While sales of new equipment declined in fiscal 2016, we did not implement any reductions in our sales team. The knowledge and experience of our sales team are a key competitive differentiator for our business, and we believe that they will be instrumental in developing revenues under the new reseller agreements.
Operating Profit
Our operating profit decreased 44.2%, or $6.0 million, to $7.6 million for the first six months of fiscal 2016 from $13.7 million for the first six months of fiscal 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $3.3 million less to operating profit, resulting from a $2.9 million decrease in rental and lease revenues, a $0.4 million increase in depreciation expense, and a $0.1 million increase in our costs of rentals and leases, excluding depreciation. Operating profit from sales of equipment and other revenues decreased by $3.1 million as compared to fiscal 2015 as our sales of equipment and other revenues decreased by $22.0 million while the related costs decreased by $18.9 million. Our SG&A expenses decreased by $0.4 million as compared to fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Six Months Ended November 30,
	2015	2014	Change
T&M	$261.1	$260.1	0.4%
DP	$14.0	$13.2	6.1%
Average T&M acquisition cost of equipment on rent and lease for the six months ended November 30, 2015 remained consistent to fiscal 2015 levels. Our average acquisition cost of DP equipment on rent and lease for the six months ended November 30, 2015 increased as compared to fiscal 2015 due to an increase in demand for DP products.
Average Rental and Lease Rates
Average T&M rates decreased by 6.2% for the six months ending November 30, 2015 while average DP rates increased by 0.4% for the six months ended November 30, 2015 as compared to the same period for the prior fiscal year. The decrease in T&M rental rates is due to competition in the marketplace, the negative effect of exchange rates on our European and Canadian operations and a change in product mix. The increase in DP rates is the result of an increase in demand in fiscal 2016 as compared to fiscal 2015.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 63.4% from 64.9% for the six months ended November 30, 2015 and 2014, respectively. The decrease is primarily due to a large transfer of Keysight demonstration equipment into our rental pool upon the expiration of the Keysight resale agreement on May 31, 2015. The average utilization of our DP equipment pool, based on the same method of calculation, increased to 41.6% from 38.6% for the six months ended November 30, 2015 and

2014, respectively. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, transfers of demonstration equipment into the rental and lease equipment pool, and sales of used equipment.
Backlog
As of November 30, 2015, our sales order backlog for T&M equipment relating to our resale channel was $1.0 million, a decrease of 89.6% from $9.6 million at November 30, 2014. The decrease is primarily due to the expiration of the Keysight resale agreement on May 31, 2015. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Backlog, on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Income Tax Provision
Our effective tax rate increased to 37.8% in the first six months of fiscal 2016 from 37.3% in the first six months of fiscal 2015 primarily due to a decline in pretax income relative to the levels of permanent tax differences and to higher losses in our China operations for which we receive no tax benefit.
Liquidity and Capital Resources
Capital Expenditures
Our primary capital expenditures have been for purchases of rental and lease equipment. We generally purchase equipment throughout the year to replace equipment that has been sold and to maintain adequate levels of rental equipment to meet existing and expected customer demands. Our equipment purchases will fluctuate based on changes in our utilization, used equipment sales activity and technology trends. To meet current rental demand, support areas of potential growth for both T&M and DP equipment, and to keep our equipment pool technologically up-to-date, we paid for $27.3 million of rental and lease equipment purchases during the first six months of fiscal 2016, compared to $33.0 million during the first six months of fiscal 2015, a decline of 17.3%.
Dividends Paid
We paid dividends of $0.25 and $0.40 per common share during the first six months ended November 30, 2015 and 2014, respectively, amounting to an aggregate of $6.2 million and $9.9 million during the first six months of fiscal 2016 and 2015, respectively. Payment of future dividends is at the discretion of our Board of Directors and depends on sales, profitability and other performance metrics of the Company, subject to compliance with applicable law.
Cash
The balance of our cash was $6.6 million at November 30, 2015, an increase of $2.5 million from May 31, 2015, due to cash provided by operating activities of $21.5 million partially offset by cash used in financing activities of $8.7 million and cash used in investing activities of $10.2 million. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders.
Cash Flows and Credit Facility
During the first six months of fiscal 2016 and 2015, net cash provided by operating activities was $21.5 million and $23.0 million, respectively. The decrease of $1.5 million in net cash provided by operating activities for the first six months of fiscal 2016 was primarily due to a $5.0 million decrease in net income and a $2.9 million increase in income taxes paid offset by changes in working capital, primarily accounts receivable.
During the first six months of fiscal 2016 and 2015, net cash used in investing activities was $10.2 million and $17.1 million, respectively. The decrease in cash used in investing activities for the first six months of fiscal 2016 was primarily due to a decrease in payments for purchases of rental and lease equipment of $5.7 million and an increase in proceeds from sale of rental and lease equipment of $1.0 million.
Net cash used in financing activities was $8.7 million and $7.0 million for the first six months of fiscal 2016 and 2015, respectively. Borrowings under our bank line of credit were $10.4 million for the first six months of fiscal 2016 compared to $31.1 million for the first six months of fiscal 2015. Payments under our bank line of credit were $12.8 million for the six months ended November 30, 2015 compared to $28.2 million for the six months ended November 30, 2014. Payments of dividends decreased to $6.2 million for the first six months of fiscal 2016 from $9.9 million for the first six months in fiscal 2015.
At November 30, 2015 we had no borrowings and $25 million available credit under our Credit Facility. At November 30, 2014, borrowings under our Credit Facility were $2.4 million.
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
During the first six months of fiscal 2016, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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
As of November 30, 2015, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective for their intended purpose described above.
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

10.1
Amendment Number One dated as of November 27, 2015 to Credit Agreement by and among Electro Rent Corporation, JPMorgan Chase Bank, National Association, as administrative agent, J.P. Morgan Securities LLC, as sole bookrunner and sole lead arranger, and the lenders party thereto, dated as of November 19, 2013.
Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 12, 2015.

10.2*	Separation Agreement and Release, dated August 31, 2015, by and between Electro Rent Corporation and Craig Jones.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 3, 2015.

10.3*	Consulting Agreement, dated August 31, 2015, by and between Electro Rent Corporation and Craig Jones.	Incorporated by reference from the Registrant's Current Report on Form 8-K filed December 3, 2015.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer	Filed herewith.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer	Filed herewith.

32.1**	Section 1350 Certification by Chief Executive Officer	Furnished herewith.

32.2**	Section 1350 Certification by Chief Financial Officer	Furnished herewith.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensation plan or arrangement.
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

ELECTRO RENT CORPORATION

Date:	January 7, 2016	/s/ Allen Sciarillo
Allen Sciarillo Vice President of Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)