Form 10-Q
period 2016-02-29
ELECTRO RENT CORP
filed 2016-04-08
CIK 32166

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended February 29, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares outstanding of the issuer’s common stock as of April 7, 2016 was 24,195,408.

Electro Rent Corporation
Quarterly Report on Form 10-Q
For the Quarterly Period Ended February 29, 2016

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
We claim the protection of the safe harbor contained in the Private Securities Litigation Reform Act of 1995. We caution investors that any forward-looking statements presented in this report, or that we may make orally or in writing from time to time, are expressions of our beliefs and expectations based on currently available information at the time such statements are made. Such statements are based on assumptions, and the actual outcome will be affected by known and unknown risks, trends, uncertainties and factors that are beyond our control. Although we believe that our assumptions are reasonable, they are not guarantees of future performance, and some will inevitably prove to be incorrect. As a result, our actual future results may differ from our expectations, and those differences may be material.
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

Part I - FINANCIAL INFORMATION
Item 1. Financial Statements.
ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues:
Rentals and leases	$29,173	$30,252	$93,649	$97,610
Sales of equipment and other revenues	10,325	26,090	42,502	80,306
Total revenues	39,498	56,342	136,151	177,916
Operating expenses:
Depreciation of rental and lease equipment	13,744	13,844	42,685	42,429
Costs of rentals and leases, excluding depreciation	4,108	4,544	13,295	13,665
Costs of sales of equipment and other revenues	6,474	19,598	28,154	60,161
Selling, general and administrative expenses	13,460	14,692	42,662	44,311
Total operating expenses	37,786	52,678	126,796	160,566
Operating profit	1,712	3,664	9,355	17,350
Interest income/(expense), net	(221)	82	(385)	264
Other income	1	—	14	1,390
Income before income taxes	1,492	3,746	8,984	19,004
Income tax provision	483	1,321	3,315	7,013
Net income	$1,009	$2,425	$5,669	$11,991
Earnings per share:
Basic	$0.04	$0.10	$0.23	$0.49
Diluted	$0.04	$0.10	$0.23	$0.49
Shares used in per share calculation:
Basic	24,426	24,377	24,413	24,355
Diluted	24,440	24,377	24,422	24,355
Cash dividend declared per share	$0.13	$0.20	$0.38	$0.60
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED BALANCE SHEETS
(Unaudited) (in thousands, except share numbers)

	February 29, 2016	May 31, 2015
Assets
Cash	$18,234	$4,064
Accounts receivable, net of allowance for doubtful accounts of $439 and $604	22,471	33,863
Rental and lease equipment, net of accumulated depreciation of $234,297 and $241,116	207,669	231,671
Other property, net of accumulated depreciation and amortization of $17,475 and $16,749	12,483	13,120
Goodwill	3,109	3,109
Intangibles, net of accumulated amortization of $1,849 and $1,761	656	744
Other assets	22,547	13,743
	$287,169	$300,314
Liabilities and Shareholders' Equity
Liabilities:
Bank borrowings	$—	$2,387
Accounts payable	4,821	8,234
Accrued expenses	13,204	18,487
Deferred revenue	5,395	5,576
Deferred tax liability	38,650	37,652
Total liabilities	62,070	72,336
Commitments and contingencies (Note 11)
Shareholders’ equity:
Preferred stock, $1 par - shares authorized 1,000,000, none issued	—	—
Common stock, no par - shares authorized 40,000,000; issued and outstanding February 29, 2016 - 24,195,408; May 31, 2015 - 24,108,176	41,118	40,440
Retained earnings	183,981	187,538
Total shareholders’ equity	225,099	227,978
	$287,169	$300,314
See accompanying notes to consolidated financial statements (unaudited).

ELECTRO RENT CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (in thousands)

	Nine Months Ended
	February 29, 2016	February 28, 2015
Cash flows from operating activities:
Net income	$5,669	$11,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,616	43,233
Rental and lease equipment impairment	443	—
Remeasurement (gain)/loss on foreign currency	312	(65)
Provision for losses on accounts receivable	402	394
Gain on sale of rental and lease equipment	(9,459)	(10,108)
Stock compensation expense	1,016	968
Excess tax benefit for share-based compensation	(87)	(348)
Deferred income taxes	998	2,447
Change in operating assets and liabilities:
Accounts receivable	9,847	908
Other assets	(9,992)	(9,770)
Accounts payable	(1,161)	406
Accrued expenses	(5,257)	735
Deferred revenue	(150)	(1,295)
Net cash provided by operating activities	36,197	39,496
Cash flows from investing activities:
Proceeds from sale of rental and lease equipment	26,106	26,610
Payments for purchase of rental and lease equipment	(36,028)	(48,674)
Payments for purchase of other property	(206)	(899)
Net cash used in investing activities	(10,128)	(22,963)
Cash flows from financing activities:
Borrowings under bank line of credit	10,407	35,823
Payments under bank line of credit	(12,794)	(35,823)
Minimum tax withholdings on share-based compensation	(298)	(445)
Excess tax benefit for share-based compensation	87	348
Payment of dividends	(9,269)	(14,782)
Net cash used in financing activities	(11,867)	(14,879)
Effect of exchange rate changes on cash	(32)	533
Net increase in cash	14,170	2,187
Cash at beginning of period	4,064	5,946
Cash at end of period	$18,234	$8,133

Interest paid, during the period	$60	$20
Income taxes paid, during the period	$10,883	$7,999
Dividends accrued during the period, not yet paid	$112	$128
Rental equipment acquisitions, not yet paid	$2,187	$4,564
Used equipment sales in accounts receivable and other assets, not yet collected	$5,445	$6,936
Transfers from other assets to rental and lease equipment	$112	$3,011
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
Our operating lease agreements have varying terms, typically one to three years. Upon lease termination, customers have an option to renew the lease term, purchase the equipment at fair market value, or continue to rent on a month-to-month basis. Our operating leases do not provide for contingent rentals. Revenues related to operating leases are recognized on a straight-line basis over the term of the lease. Negotiated lease early-termination charges are recognized upon receipt. Rentals and leases are primarily billed to customers in advance, and unearned billings are recorded as deferred revenue.
We enter into finance leases as lessor for some of our equipment. Our finance lease agreements contain bargain purchase options and are accounted for as sale-type leases. Revenues from finance leases, which are recorded at the present value of the aggregate future lease payments, net of unearned interest, are included in sales of equipment and other revenues in our consolidated statements of operations. Unearned interest is recognized over the life of the finance lease term using the effective interest method. Our finance lease terms vary and are typically one to three years. The net investment in finance leases, which represents the receivables due from lessees, net of unearned interest, is included in other assets in our consolidated balance sheets. Historically, we have not required security deposits based on our assessed credit risk within our customer base.
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

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The amount of revenue recognized for sales of new equipment depends on whether we sell as principal or as agent for the original equipment manufacturer.  Prior to May 31, 2015, our sales of new equipment were derived primarily from the reseller agreement with Keysight Technologies, Inc. In fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu, Inc. ("Anritsu") and Rohde & Schwarz Gmbh & Co. KG ("Rohde & Schwarz"). Under the terms of these agreements we act as the principal with respect to sales of new equipment, based on several factors, including:
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
Operating Expenses
Costs of rentals and leases, excluding depreciation, primarily include labor related costs of our operations personnel, supplies, repairs, insurance and warehousing costs associated with our rental and lease equipment, relating to our rental and lease revenues. Costs of rentals and leases included impairment charges of $0 and $443 related to our T&M rental and lease equipment during the three and nine months ended February 29, 2016. No impairments occurred for the three and nine months ended February 28, 2015.
Costs of sales of equipment and other revenues primarily include the cost of new equipment and the carrying value of used equipment sold.
Selling, general and administrative (“SG&A”) expenses include sales and advertising costs, payroll and related benefit costs, insurance expenses, property taxes on our property and rental and lease equipment, legal and professional fees, and administrative overhead. Advertising costs are expensed as incurred. Total advertising expenses were $267 and $857 for the three and nine months ended February 29, 2016 and $301 and $720 for the three and nine months ended February 28, 2015. SG&A expenses also included shipping and handling costs of $815 and $2,688 for the three and nine months ended February 29, 2016 and $847 and $2,968 for the three and nine months ended February 28, 2015.
Foreign Currency
The U.S. dollar has been determined to be the functional currency of all foreign subsidiaries. The euro, British pound sterling, Canadian dollar and Chinese yuan are our primary foreign currencies. The assets and liabilities of our foreign subsidiaries are remeasured from their local currency to U.S. dollars at current or historic exchange rates, as appropriate. Revenues and expenses are remeasured from any foreign currencies to U.S. dollars using historic or average monthly exchange rates, as appropriate, for the month in which the transaction occurred. Remeasurement gains and losses are included in SG&A expenses or income taxes, as appropriate. The assets, liabilities, revenues and expenses of our foreign operations that are susceptible to

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

foreign currency fluctuations are individually less than 10% of our respective consolidated amounts. Net remeasurement gains and losses have not been significant.
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
The fair values of our foreign exchange forward contracts in the consolidated balance sheets are shown in the table below:

Derivatives Not Designated as Hedging Instruments	Consolidated Balance Sheet Location	February 29, 2016	May 31, 2015
Foreign exchange forward contracts	Accrued Expenses	$(18)	$(16)

The table below provides data about the amount of gains and losses recognized in income for derivative instruments not designated as hedging instruments:

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Three Months Ended February 29, 2016	Three Months Ended February 28, 2015
Foreign exchange forward contracts	SG&A expenses	$(4)	$149

Derivatives Not Designated as Hedging Instruments	Location of Gain/(Loss) Recognized in Income on Derivatives	Nine Months Ended February 29, 2016	Nine Months Ended February 28, 2015
Foreign exchange forward contracts	SG&A expenses	$201	$659
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
Other assets consisted of the following:

	February 29, 2016	May 31, 2015
Income taxes receivable	$7,213	$—
Demonstration equipment	5,207	81
Net investment in sales-type leases	3,700	5,876
Prepaid expenses and other	3,370	4,265
SERP	3,057	3,521
	$22,547	$13,743
Recent Accounting Pronouncements
In February 2016, the FASB issued guidance that will require lessees to put most leases on their balance sheets but recognize expenses in the income statement. For lessors, the standard will be similar to the current model but will be updated to align with certain changes to the lessee model. Lessors will continue to classify leases as operating, direct financing or sales-type leases.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The impact this guidance will have on the consolidated financial statements cannot be determined at this time.
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
Note 2: Cash and Cash Equivalents
We consider highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents. We held no cash equivalents at February 29, 2016 and May 31, 2015 except for the money market funds that are part of our SERP assets.
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
Our assets and liabilities measured at fair value on a recurring basis were determined as follows:

	February 29, 2016
	Quoted Prices in Active Markets for Identical Instruments (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Balance
Assets
SERP
Money market fund	$187	$—	$—	$187
Mutual funds	2,870	—	—	2,870
Total assets measured at fair value	$3,057	$—	$—	$3,057

Liabilities
SERP	$3,057	$—	$—	$3,057
Foreign exchange forward contracts	—	18	—	18
Total liabilities measured at fair value	$3,057	$18	$—	$3,075

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
The following table represents restricted stock unit activity for the nine months ended February 29, 2016:

	Restricted Stock Units	Weighted – Average Grant Date Fair Value
Nonvested at June 1, 2015	129	$16.75
Granted	182	11.24
Vested	(76)	16.08
Forfeited/canceled	(7)	16.72
Nonvested at February 29, 2016	228	$12.59
We granted 182 and 87 restricted stock units during the nine months ended February 29, 2016 and February 28, 2015, respectively. We did not grant any restricted stock units during the three months ended February 29, 2016 and February 28, 2015, respectively.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Under the terms of our restricted stock unit agreements, nonvested restricted stock unit awards contain forfeitable rights to dividends. Because the dividends are forfeitable, the restricted stock units are defined as non-participating securities. As of February 29, 2016, we have unrecognized share-based compensation cost of approximately $2,119 associated with restricted stock unit awards. This cost is expected to be recognized over a weighted-average period of approximately 2.0 years.
We had 232 and 401 vested restricted stock units outstanding as of February 29, 2016 and February 28, 2015, respectively, which receive dividends following vesting and are convertible to common shares five years after the grant date.
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
We recorded $368 and $1,016 of share-based compensation as part of SG&A expenses for the three and nine months ended February 29, 2016 and $319 and $968 for the three and nine months ended February 28, 2015.
We receive a tax deduction for certain restricted stock units on the date the related shares are issued, generally for (1) the fair value of our common stock at the date of issuance and (2) for dividends paid on vested restricted stock units where the underlying shares have not been issued. Excess tax benefits are realized when restricted stock units are issued and the tax deductions (fair value at issuance) are greater than the compensation expense for financial reporting purposes (fair value at the date of grant). Shortfalls are realized when the fair value at issuance is less than the fair value at grant. For the nine months ended February 29, 2016 and February 28, 2015, we realized a total excess tax shortfall of $40 and an excess tax benefit of $348, respectively.
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
Our goodwill and intangibles at February 29, 2016 are the result of our acquisition of Equipment Management Technology, Inc. on August 24, 2011, Telogy LLC on March 31, 2010, and Rush Computer Rentals, Inc. on January 31, 2006.
The changes in carrying amount of goodwill and other intangible assets for the nine months ended February 29, 2016 were as follows:

	Balance as of June 1, 2015 (net of amortization)	Additions	Amortization	Balance as of February 29, 2016
Goodwill	$3,109	$—	$—	$3,109
Trade name	411	—	—	411
Customer relationships	333	—	(88)	245
	$3,853	$—	$(88)	$3,765
Goodwill is not deductible for tax purposes.
We evaluate the recoverability of goodwill and indefinite-lived intangible assets annually as of May 31, and whenever events or changes in circumstances indicate to us that the carrying amount may not be recoverable. There were no conditions that indicated any impairment of goodwill or identifiable intangible assets as of February 29, 2016 and May 31, 2015.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Intangible assets with finite useful lives are amortized over their respective estimated useful lives. The following tables provide a summary of our intangible assets:

	February 29, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,849)	245
		$2,505	$(1,849)	$656

	May 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade name	—	$411	$—	$411
Customer relationships	3-8 years	2,094	(1,761)	333
		$2,505	$(1,761)	$744
Amortization expense related to intangible assets was $29 and $88 for the three and nine months ended February 29, 2016 and $30 and $100 for the three and nine months ended February 28, 2015, respectively.
Amortization expense for customer relationships is included in SG&A expenses. The following table provides estimated future amortization expense related to intangible assets as of February 29, 2016:

Year ending May 31,	Future Amortization
2016 (remaining)	$30
2017	118
2018	97
2019	—
2020	—
$245
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
The Credit Agreement contains customary affirmative and negative covenants (which are in some cases subject to certain exceptions), including, but not limited to, restrictions on the ability to incur additional indebtedness, create liens, make certain investments, make restricted payments, enter into or undertake certain liquidations, mergers, consolidations or acquisitions and dispose of assets or subsidiaries. In addition, the Credit Agreement requires us to maintain minimum earnings and tangible net worth. We were in compliance with all financial covenants at February 29, 2016.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

We had no borrowings outstanding under the Credit Agreement at February 29, 2016 and $2,387 of borrowings outstanding at May 31, 2015. The weighted average interest rate under the line of credit was approximately 1.25% at May 31, 2015.
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
The minimum lease payments receivable and the net investment included in other assets for such leases were as follows:

	February 29, 2016	May 31, 2015
Gross minimum lease payments receivable	$3,824	$6,109
Less – unearned interest	(124)	(233)
Net investment in sales-type lease receivables	$3,700	$5,876
The following table provides estimated future minimum lease payments by year related to sales-type leases:

Year ending May 31,	Future Payments
2016 (remaining)	$1,084
2017	2,360
2018	363
2019	17
2020	—
$3,824
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
Our equipment pool, based on acquisition cost, consisted of $409,310 of T&M equipment and $32,656 of DP equipment at February 29, 2016 and $434,963 of T&M equipment and $37,824 of DP equipment at May 31, 2015. Additional segment asset information is not available.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

Revenues for these operating segments were as follows for the three months ended February 29, 2016 and February 28, 2015:

	T&M	DP	Total
2016
Rentals and leases	$25,340	$3,833	$29,173
Sales of equipment and other revenues	9,857	468	10,325
Segment and consolidated total	$35,197	$4,301	$39,498

2015
Rentals and leases	$26,372	$3,880	$30,252
Sales of equipment and other revenues	25,799	291	26,090
Segment and consolidated total	$52,171	$4,171	$56,342
Revenues for these operating segments were as follows for the nine months ended February 29, 2016 and February 28, 2015:

	T&M	DP	Total
2016
Rentals and leases	$79,937	$13,712	$93,649
Sales of equipment and other revenues	40,888	1,614	42,502
Segment and consolidated total	$120,825	$15,326	$136,151

2015
Rentals and leases	$84,410	$13,200	$97,610
Sales of equipment and other revenues	79,033	1,273	80,306
Segment and consolidated total	$163,443	$14,473	$177,916
Depreciation of rental and lease equipment for these operating segments was as follows for the three and nine months ended February 29, 2016 and February 28, 2015:

	Three Months Ended
	February 29, 2016	February 28, 2015
T&M	$12,699	$12,856
DP	1,045	988
Segment and consolidated total	$13,744	$13,844

	Nine Months Ended
	February 29, 2016	February 28, 2015
T&M	$39,388	$39,387
DP	3,297	3,042
Segment and consolidated total	$42,685	$42,429
Amortization expense is not material and is included in SG&A expenses.

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

We consider the marginal contribution as our measure of segment profit or loss. The marginal contribution is calculated as operating revenue less operating costs and direct and allocated SG&A expenses. Marginal contribution for these operating segments was as follows for the three and nine months ended February 29, 2016 and February 28, 2015:

	Three Months Ended
	February 29, 2016	February 28, 2015
T&M	$8,755	$10,964
DP	967	1,094
Total marginal contribution of operating segments	9,722	12,058
Deduct:
Unallocated SG&A expenses	8,010	8,394
Add:
Interest income (expense), net	(221)	82
Other income	1	—
Income before income taxes	$1,492	$3,746

	Nine Months Ended
	February 29, 2016	February 28, 2015
T&M	$29,272	$37,410
DP	5,206	4,472
Total marginal contribution of operating segments	34,478	41,882
Deduct:
Unallocated SG&A expenses	25,123	24,532
Add:
Interest income (expense), net	(385)	264
Other income	14	1,390
Income before income taxes	$8,984	$19,004
No single customer accounted for more than 10% of total revenues during the nine months ended February 29, 2016 and February 28, 2015.

We conduct rental, leasing and sales activities in foreign countries. Selected country information is presented below:

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Revenues: [1]
U.S.	$30,528	$47,922	$110,451	$149,320
Other [2]	8,970	8,420	25,700	28,596
Total	$39,498	$56,342	$136,151	$177,916

ELECTRO RENT CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
(dollar and share amounts in thousands, except per share amounts)

	As of
	February 29, 2016	May 31, 2015
Net Long-Lived Assets: [3]
U.S.	$174,482	$197,514
Other [2]	45,670	47,277
Total	$220,152	$244,791

[1]	Revenues by country are based on the shipping destination.

[2]	Other consists of countries other than the U.S. Each foreign country individually accounts for less than 10% of the total consolidated revenues and net long-lived assets.

[3]	Net long-lived assets include rental and lease equipment and other property, net of accumulated depreciation and amortization.
Note 9: Computation of Earnings per Share
The following is a reconciliation of the denominator used in the computation of basic and diluted earnings per share for the three and nine months ended February 29, 2016 and February 28, 2015:

	Three Months Ended		Nine Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015
Denominator:
Denominator for basic earnings per share - weighted average common shares outstanding (including shares issuable for vested restricted stock units)	24,426	24,377	24,413	24,355
Effect of unvested restricted stock units	14	—	9	—
Diluted shares used in per share calculation	24,440	24,377	24,422	24,355
Net income	$1,009	$2,425	$5,669	$11,991
Earnings per share:
Basic	$0.04	$0.10	$0.23	$0.49
Diluted	$0.04	$0.10	$0.23	$0.49
We did not include 97 and 108 shares in the calculation of diluted earnings per share for the three and nine months ended February 29, 2016, respectively, and 78 for the three and nine months ended February 28, 2015 as to do so would have been antidilutive.

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
We recognize the tax impact from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax impact recognized in the financial statements from such a position is measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. We recognize interest, penalties and foreign currency gains and losses with respect to uncertain tax positions as components of our income tax provision. Accrued interest and penalties are included within accrued expenses in the consolidated balance sheet. Significant judgment is required in the identification of uncertain tax positions and in the estimation of related penalties and interest. There were no uncertain tax positions in fiscal 2016 and 2015.

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
Note 13: Subsequent Events
On March 17, 2016, our Board of Directors declared a quarterly cash dividend of $0.125 per common share. The dividend will be paid on April 8, 2016 to shareholders of record as of March 31, 2016.

Item 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion addresses (a) our financial condition as of February 29, 2016 and May 31, 2015, (b) the results of our operations for the three and nine months ended February 29, 2016 and February 28, 2015, and (c) our cash flows for the nine months ended February 29, 2016 and February 28, 2015. This discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7 and the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended May 31, 2015, to which you are directed for additional information.
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
In addition, although it represented only approximately 11.3% of our revenues for the first nine months of fiscal 2016, our Data Products ("DP") division is a large United States rental provider offering personal computers from leading manufacturers.
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

Our Sales Strategy
We have a focused sales strategy, using a direct sales force to meet our customers’ needs in our T&M equipment rental, lease and sales business. We have an experienced, highly technical sales force that specializes in all the products and services offered by our Company. Our sales force identifies potential customers through coordinated efforts with our marketing organization, which is staffed by professionals with many years of industry-related experience. As our customers have a wide range of requirements for equipment, our sales force is able to leverage our broad product offering and extensive knowledge of the T&M and DP equipment environment to determine the right product to rent, lease or sell to the customer.
Our Equipment Management Strategy
To maximize our overall profitability from the rental, leasing, and sales of equipment, we manage our equipment pool on an ongoing basis by controlling the timing, pricing and mix of our purchases and sales of equipment. We acquire new and used equipment for our rental pool to meet current technological standards and current and anticipated customer demand, and we sell our used equipment where we believe that is the most lucrative option. We employ a complex equipment management strategy utilizing our proprietary PERFECT software to adjust our equipment pool and pricing on a dynamic basis in order to maximize equipment availability, utilization and profitability. We manage each specific equipment class based on a separate assessment of that equipment’s historical and projected life cycle and numerous other factors, including the U.S. and global economy, interest rates and new product launches. If we do not accurately predict market trends, or if demand for the equipment we supply declines, we can be left with equipment that we are unable to rent or sell for a profit. We assess the carrying value of our equipment pool on an annual basis or more frequently when factors indicating potential impairment are present. We recognized $0.4 million of equipment impairment charges related to our equipment pool during the nine months ended February 29, 2016.
Foreign Operations and Hedging
Due to our foreign operations in Europe, Canada and China, we have revenue, expenses, assets and liabilities in foreign currencies, primarily the euro, British pound sterling, Canadian dollar and Chinese yuan. We enter into forward contracts to hedge against unfavorable currency fluctuations in our monetary assets and liabilities in our European, Chinese and Canadian operations. As a result of these forward contracts, we were able to reduce the impact of foreign currency fluctuations flowing through our operating results during the nine months ended February 29, 2016.
Profitability and Key Business Trends
The following is a summary of certain financial metrics, comparing the first nine months of fiscal 2016 to the first nine months of fiscal 2015, that our management deem important indicators of the performance of the Company:

•
our rental and lease revenues decreased by 4.1% to $93.6 million from $97.6 million primarily due to a decrease in rental/lease rates as a result of a negative effect of a decline in foreign exchange rates and competition and, to a lesser degree, lower demand in certain industries we serve;

•
our sales of equipment and other revenues decreased by 47.1% to $42.5 million from $80.3 million primarily due to a decrease in new equipment sales of $38.1 million as a result of the expiration of the Keysight reseller agreement on May 31, 2015;

•	our operating profit decreased 46.1% to $9.4 million from $17.4 million primarily due to the decrease in sales of new equipment revenues without a commensurate decrease in SG&A expenses;

•	our net income decreased 52.7% to $5.7 million from $12.0 million;

•	our net income per diluted common share (EPS) decreased 53.1% to $0.23 from $0.49;

•	our net income (annualized) as a percentage of average assets declined to 2.6% from 5.3%; and

•	our net income (annualized) as a percentage of average equity declined to 3.3% from 7.0%.
Comparison of Three Months Ended February 29, 2016 and February 28, 2015
Revenues
Total revenues for the three months ended February 29, 2016 and February 28, 2015 were $39.5 million and $56.3 million, respectively. The 29.9% decrease in total revenues was due to a 3.6% decrease in rental and lease revenues and a 60.4% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the three months ended February 29, 2016 were $29.2 million, compared to $30.3 million for the three months ended February 28, 2015 as follows:

	2016	2015
T&M rental and lease revenue	$25,340	$26,372
DP rental and lease revenue	3,833	3,880
	$29,173	$30,252
Our T&M rental and lease revenues decreased by $1.0 million due to a decrease in rental and lease rates of $0.8 million and a decrease in demand of $0.2 million. The decrease in rates was primarily driven by a $0.5 million decrease resulting from a change in foreign exchange rates affecting our European and Canadian operations,as well as a change in product mix and competition. We also saw softening demand in telecommunications and semiconductor manufacturing sectors that was partially offset by an uptick in aerospace and defense sector.
The DP rental and lease revenues remained consistent to fiscal 2015.

Sales Equipment and Other Revenues
Sales of equipment and other revenues decreased to $10.3 million for the third quarter of fiscal 2016 from $26.1 million for the third quarter of fiscal 2015 as follows:

	2016	2015
Sales of new equipment	$1,704	$17,273
Sales of used equipment and other revenues	8,621	8,817
	$10,325	$26,090
The decrease in sales of new equipment in the third quarter of fiscal 2016 as compared to the third quarter of fiscal 2015 is primarily a result of the expiration of the Keysight reseller agreement on May 31, 2015. The decrease in sales of used equipment and other revenues is primarily due to a decrease in used equipment sales while other revenue remained relatively consistent to fiscal 2015.
Substantially all of our new equipment sales prior to May 31, 2015 were through the Keysight reseller agreement. Keysight elected not to renew our reseller agreement on its expiration on May 31, 2015, as part of a strategic decision to pursue a direct sales approach. In fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu and Rohde & Schwarz. The expiration of the Keysight reseller agreement has continued to affect our new equipment sales, and consequently our revenues and net income, as we look to rebuild our new equipment sales under reseller agreements with these new resellers. Of the $1.7 million of new equipment sold during the third quarter of fiscal 2016, $0.5 million related to the fulfillment of the Keysight backlog.
Operating Expenses
Depreciation expense in the third quarter of fiscal 2016 declined to $13.7 million as compared to $13.8 million in the third quarter of fiscal 2015. However, the depreciation ratio, as a percentage of rental and lease revenues, increased to 47.1% in the third quarter of fiscal 2016 from 45.8% in the third quarter of fiscal 2015 as T&M rental and lease revenues decreased.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals, insurance and warehousing costs associated with our rental and lease equipment, declined to $4.1 million for the three months ended February 29, 2016 from $4.5 million for the three months ended February 28, 2015. Generally, this expense remains consistent from quarter to quarter as our existing infrastructure is capable of handling moderate changes in rental and lease activity.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $6.5 million in the third quarter of fiscal 2016 from $19.6 million in the same period of fiscal 2015, as a result of the decrease in sales of equipment. As a percentage of sales of equipment and other revenues, costs of sales of equipment and other revenues decreased to 62.7% in the third quarter of fiscal 2016 from 75.1% in the third quarter of fiscal 2015. This decrease was primarily due to a change in product mix with a decline in new equipment sales, while used equipment sales, which generally result in higher margins, remained relatively consistent. Our sales margin percentage is expected to fluctuate from quarter to quarter depending on the mix of used and new equipment sales and is impacted by competition.
SG&A expenses decreased to $13.5 million in the third quarter of fiscal 2016 from $14.7 million in the third quarter of 2015. The decrease was primarily driven by a reduction in certain selling costs in our SG&A expenses for the three months of fiscal 2016, compared to the same period in fiscal 2015, partially offset by certain short-term administrative costs. As a percentage of total revenues, SG&A expenses increased to 34.1% in the third quarter of fiscal 2016 from 26.1% in the third quarter of fiscal 2015, primarily due to the decrease in our new equipment sales without a commensurate decrease in SG&A expenses. While sales of new equipment declined in fiscal 2016, we did not implement any significant reductions in our sales team. The knowledge and experience of our sales team were a key competitive differentiator for our business, and we believed that they will be instrumental in developing revenues under the new reseller agreements.
Operating Profit
Our operating profit decreased 53.3%, or $2.0 million, to $1.7 million for the three months ended February 29, 2016 from $3.7 million for the three months ended February 28, 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $0.6 million less to operating profit, resulting from a $1.1 million decrease in rental and lease revenues offset by a $0.1 million decrease in our depreciation expense and a $0.4 million decrease in our costs of rentals and leases, excluding depreciation. Operating profit from sales of equipment and other revenues decreased by $2.7 million as compared to the third quarter of fiscal 2015 as our sales of equipment and other revenues decreased by $15.8 million while our related costs decreased by $13.1 million. Our SG&A expenses for the quarter decreased by $1.2 million as compared to fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Three Months Ended
	February 29, 2016	February 28, 2015	Change
T&M	$255.0	$256.9	(0.7)%
DP	$11.0	$11.9	(7.6)%
Average T&M acquisition cost of equipment on rent and lease for the three months ended February 29, 2016 decreased as compared to the same period in fiscal 2015 due to a decrease in demand. Average DP acquisition cost of equipment decreased due to decreased demand for DP products in the third quarter of fiscal 2016 as compared to the third quarter in fiscal 2015.
Average Rental and Lease Rates
Average T&M rental and lease rates decreased by 3.1% while the average DP rental and lease rates increased by 6.7% for the three months ending February 29, 2016 as compared to the third quarter in fiscal 2015. The decrease in T&M rates was due to the negative effect of exchange rates on our European and Canadian operations, a shift to markets where we generally experience lower rates and, to a lesser degree, competition in the marketplace. The increase in DP rates is the result of changes in DP product mix.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 63.6% for the three months ended February 29, 2016 from 64.9% for the three months ended February 28, 2015. The decrease is primarily due to a large transfer of Keysight demonstration equipment into our rental pool upon the expiration of the Keysight resale agreement on May 31, 2015 and a decrease in demand. The average utilization of our DP equipment pool, based on the same method of calculation, decreased to 35.7% from 35.8% for the three months ended February 29, 2016 and February 28, 2015. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, sales of used equipment and transfers of demonstration equipment into our rental pool.
Income Tax Provision
Our effective tax rate decreased to 32.4% in the third quarter of fiscal 2016 from 35.3% in the third quarter of fiscal 2015. The decrease is due to a continuing decline in pretax income relative to the levels of permanent tax differences during fiscal 2016.
Comparison of Nine Months Ended February 29, 2016 and February 28, 2015
Revenues
Total revenues for the nine months ended February 29, 2016 and February 28, 2015 were $136.2 million and $177.9 million, respectively. The 23.5% decrease in total revenues was due to a 4.1% decrease in rental and lease revenues and a 47.1% decrease in sales of equipment and other revenues.
Rental and Lease Revenues
Rental and lease revenues for the nine months ended February 29, 2016 were $93.6 million, compared to $97.6 million for the for the nine months ended February 28, 2015 as follows:

	Nine Months Ended
	February 29, 2016	February 28, 2015
T&M rental and lease revenue	$79,937	$84,410
DP rental and lease revenue	13,712	13,200
	$93,649	$97,610

Our T&M rental and lease revenues decreased by $4.5 million due to a decrease in rental and lease rates. The decrease in rates was primarily driven by competition and a change in product mix and included the effect of a decrease in foreign exchange rates of $2.0 million affecting our European and Canadian operations.
DP rental and lease revenues increased by $0.5 million, primarily due to an increase in demand.
Sales of Equipment and Other Revenues
Sales of equipment and other revenues decreased to $42.5 million for the first nine months of fiscal 2016 from $80.3 million in the prior fiscal year as follows:

	Nine Months Ended
	February 29, 2016	February 28, 2015
Sales of new equipment	$15,525	$53,613
Sales of used equipment and other revenues	26,977	26,693
	$42,502	$80,306
The decrease in sales of equipment and other revenues for the nine months ended February 29, 2016 as compared to fiscal 2015 was primarily the result of a decrease in sales of new equipment, partially offset by an increase in sales of used equipment and other revenues. Sales of new equipment decreased by $38.1 million, or 71.0%, as a result of the expiration of the Keysight reseller agreement. Sales of used equipment and other revenue increased by $0.3 million, as compared to prior period, which was impacted by a negative effect a $1.3 million non-recurring, out-of-the-period adjustment to other revenue in fiscal 2015.
Substantially all of our new equipment sales prior to May 31, 2015 were through our Keysight reseller agreement. Keysight elected not to renew our reseller agreement on its expiration on May 31, 2015, as part of a strategic decision to pursue a direct sales approach. In fiscal 2016, we entered into reseller agreements with other T&M equipment manufacturers, including Anritsu and Rohde & Schwarz. The expiration of the Keysight reseller agreement has continued to affect our new equipment sales, and consequently our revenues and net income, as we have fulfilled our existing Keysight backlog of sales and looked to rebuild our new equipment sales under reseller agreements with these new resellers. Of the $15.5 million of new equipment sold during fiscal 2016, $11.8 million related to the fulfillment of the Keysight backlog.
Operating Expenses
Depreciation of rental and lease equipment for the first nine months of fiscal 2016 and 2015 remained consistent at $42.7 million and $42.4 million, respectively. Depreciation as a percentage of rental and lease revenues increased to 45.6% from 43.5% for the nine months ended February 29, 2016 and February 28, 2015, respectively, due to a decrease in rental and lease revenues.
Costs of rentals and leases, excluding depreciation, which primarily include labor related costs of our operations personnel, supplies, repairs, equipment subrentals, insurance and warehousing costs associated with our rental and lease equipment, decreased to $13.3 million for the nine months ended February 29, 2016 compared to $13.7 million for the nine months ended February 28, 2015.
Costs of sales of equipment and other revenues, which primarily include the cost of equipment sales, decreased to $28.2 million in the first nine months of fiscal 2016 from $60.2 million in the same period of fiscal 2015, as a result of the decrease in sales of equipment revenues. Costs of sales of equipment and other revenues, as a percentage of sales of equipment and other revenues, decreased to 66.2% in the first nine months of fiscal 2016 from 74.9% in fiscal 2015. This decrease was primarily due to a change in product mix with a decline in new equipment sales, while used equipment sales, which generally result in higher margins, remained relatively consistent. Our sales margin percentage is expected to fluctuate from quarter to quarter depending on the mix of used and new equipment sales and is also impacted by competition.
Selling, general and administrative expenses decreased to $42.7 million in the first nine months of fiscal 2016 compared to $44.3 million for the first nine months of fiscal 2015. The decrease is primarily driven by a reduction in certain selling costs in our SG&A expenses for the nine months of fiscal 2016, compared to the same period in fiscal 2015, partially offset by certain short-term administrative costs. As a percentage of total revenues, SG&A expenses increased to 31.3% for the first nine months of fiscal 2016 compared to 24.9% for the first nine months of fiscal 2015 primarily due to a decrease in sales of new equipment revenue without a commensurate decrease in SG&A expenses. While sales of new equipment declined in fiscal 2016, we did not implement any significant reductions in our sales team. The knowledge and experience of our sales team were a key competitive differentiator for our business, and we believed that they will be instrumental in developing revenues under the new reseller agreements.
Operating Profit
Our operating profit decreased 46.1%, or $8.0 million, to $9.4 million for the first nine months of fiscal 2016 from $17.4 million for the first nine months of fiscal 2015. As compared to the same period in the prior fiscal year, our rental and lease business contributed $3.9 million less to operating profit, resulting from a $4.0 million decrease in rental and lease revenues, a $0.3 million increase in depreciation expense, and a $0.4 million decrease in our costs of rentals and leases, excluding depreciation. Operating profit from sales of equipment and other revenues decreased by $5.8 million as compared to fiscal 2015 as our sales of equipment and other revenues decreased by $37.8 million while the related costs decreased by $32.0 million. Our SG&A expenses decreased by $1.6 million as compared to fiscal 2015.
Average Acquisition Cost of Equipment
The following table sets forth the average acquisition cost of our equipment on rent and lease:

Average acquisition cost of equipment on rent and lease (in millions)	Nine Months Ended
	February 29, 2016	February 28, 2015	Change
T&M	$258.4	$258.2	0.1%
DP	$13.1	$12.7	3.1%
Average T&M acquisition cost of equipment on rent and lease for the nine months ended February 29, 2016 remained consistent with fiscal 2015 levels. Our average acquisition cost of DP equipment on rent and lease for the nine months ended February 29, 2016 increased as compared to fiscal 2015 due to an increase in demand for DP products.
Average Rental and Lease Rates
Average T&M rates decreased by 5.3% while average DP rates increased by 1.1% for the nine months of fiscal 2016 as compared to the same period in fiscal 2015. The decrease in T&M rates was due to the negative effect of exchange rates on our European and Canadian operations, a shift to markets where we generally experience lower rates and, to a lesser degree, competition in the marketplace. The increase in DP rates is the result of a change in product mix in fiscal 2016 as compared to fiscal 2015.
Average Utilization
Average utilization for our T&M equipment pool, calculated based on average acquisition cost of equipment on rent and lease compared to the average total equipment pool, decreased to 63.4% from 64.7% for the nine months ended February 29, 2016 and February 28, 2015, respectively. The decrease is primarily due to a large transfer of Keysight demonstration equipment into our rental pool upon the expiration of the Keysight resale agreement on May 31, 2015. The average utilization of our DP equipment pool, based on the same method of calculation, increased to 40.1% from 37.5% for the nine months ended February 29, 2016 and February 28, 2015, respectively. Our utilization rate is impacted by new equipment purchases in support of existing and potential business, transfers of demonstration equipment into the rental and lease equipment pool, and sales of used equipment.
Backlog
As of February 29, 2016, our sales order backlog for T&M equipment relating to our resale channel was $1.0 million, a decrease of 85.9% from $7.1 million at February 28, 2015. The decrease is primarily due to the expiration of the Keysight reseller agreement on May 31, 2015. Backlog represents the cumulative balance, at a given point in time, of recorded customer sales orders that have not yet been shipped or recognized as sales. Although backlog consists of firm orders for which goods and services are yet to be provided, customers can, and sometimes do, terminate or modify these orders. Backlog, on any particular date, while indicative of short-term revenue performance, is not necessarily a reliable indicator of medium or long-term revenue performance.
Income Tax Provision
Our effective tax rate remained stable at 36.9% for the first nine months of fiscal 2016 and 2015.

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
Cash
The balance of our cash was $18.2 million at February 29, 2016, an increase of $14.2 million from May 31, 2015, primarily due to decreases in cash used in financing and investing activities being partially offset by a decrease in cash provided by operating activities. Outside our normal operations and equipment purchases, we use our cash to pay dividends to shareholders.
Cash Flows
During the first nine months of fiscal 2016 and 2015, net cash provided by operating activities was $36.2 million and $39.5 million, respectively. The decrease of $3.3 million in net cash provided by operating activities for the first nine months of fiscal 2016 was primarily due to a $6.3 million decrease in net income partially offset by a $2.9 million increase in income taxes paid. This decrease was partially offset by changes in working capital, primarily a reduction in accounts receivable, as a result of a decrease in revenue.
During the first nine months of fiscal 2016 and 2015, net cash used in investing activities was $10.1 million and $23.0 million, respectively. The decrease in cash used in investing activities for the first nine months of fiscal 2016 was primarily due to a decrease in payments for purchases of rental and lease equipment of $12.7 million as we deemed our equipment levels sufficient to satisfy the current demand.
Net cash used in financing activities decreased to $11.9 million from $14.9 million for the first nine months of fiscal 2016 and 2015 primarily due to decrease in payments of dividends to $9.3 million during fiscal 2016 from $14.8 million during fiscal 2015.
Credit Facility
At February 29, 2016 and February 28, 2015, we had no borrowings and $25 million available credit under our Credit Facility.
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
To meet current rental demand and support areas of potential growth for both T&M and DP equipment, we paid for $36.0 million of rental and lease equipment purchases during the first nine months of fiscal 2016, compared to $48.7 million during the first nine months of fiscal 2015, a decline of 26.0%.
Dividends Paid
We paid dividends of $0.38 and $0.60 per common share during the first nine months ended February 29, 2016 and February 28, 2015, respectively, amounting to an aggregate of $9.3 million and $14.8 million during the first nine months of fiscal 2016 and 2015, respectively. Payment of future dividends is at the discretion of our Board of Directors and depends on sales, profitability and other performance metrics of the Company, subject to compliance with applicable law.
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
During the first nine months of fiscal 2016, there were no material changes in the information regarding market risk contained in our Annual Report on Form 10-K for the fiscal year ended May 31, 2015.

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
As of February 29, 2016, the end of the period covered by this report, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective for their intended purpose described above.
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

PART II - OTHER INFORMATION

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

ELECTRO RENT CORPORATION

Date:	April 8, 2016	/s/ Allen Sciarillo
Allen Sciarillo Vice President of Finance and Acting Chief Financial Officer (Principal Financial and Accounting Officer and duly authorized to sign this report on behalf of the company)